Form 10-Q
period 1999-09-30
INTERWOVEN INC
filed 1999-11-09
CIK 1042431

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

                                      or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from         to

                       Commission File Number 000-27389

                               ----------------

                               INTERWOVEN, INC.
            (Exact name of Registrant as specified in its charter)

            Delaware                                77-0523543
 (State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)               Identification Number)

           1195 West Fremont Avenue, Suite 2000, Sunnyvale, CA 94087
                   (Address of principal executive offices)

                                (408) 774-2000
              (Registrant's telephone number including area code)

                               ----------------


  Indicate by check mark whether the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports). Yes [X] No [_]

  Indicate by check mark whether the Registrant has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  There were 22,916,775 shares of the Company's Common Stock, par value $0.001, outstanding on November 5, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----


                          PART I FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements:
         Condensed Consolidated Balance Sheets as of September 30, 1999
          and December 31, 1998........................................      3
         Condensed Consolidated Statements of Income for the Three and
          Nine Months Ended September 30, 1999 and 1998................      4
         Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1999 And 1998.....................      5
         Notes to Condensed Consolidated Financial Statements..........      6
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     10
 Item 3. Quantitative and Qualitative Disclosures about Market Risk....     26

                           PART II OTHER INFORMATION

 Item 1. Legal Proceedings.............................................     27
 Item 2. Changes in Securities and Use of Proceeds.....................     27
 Item 3. Default upon Senior Securities................................     28
 Item 4. Submission of Matters to a Vote of Securities Holders.........     28
 Item 5. Other Information.............................................     28
 Item 6. Exhibits and Reports on Form 8-K..............................     28

 SIGNATURE ............................................................     29

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                                INTERWOVEN, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                            (unaudited)
                      ASSETS
                      ------
Current assets:
 Cash and cash equivalents.........................     $12,576      $ 9,022
 Short-term investments............................       9,419          --
 Accounts receivable, net of allowance for doubtful
  accounts of $288 and $270, respectively..........       2,594        2,405
 Prepaid expenses..................................       1,314          179
 Other current assets..............................         122           80
                                                        -------      -------
    Total current assets...........................      26,025       11,686
Property and equipment, net........................       2,297        1,617
Restricted cash....................................         605          605
Intangible assets, net.............................         545          --
                                                        -------      -------
                                                         29,472       13,908
                                                        =======      =======
  LIABILITIES, MANDATORILY REDEEMABLE CONVERTIBLE
     PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
  -----------------------------------------------
Current liabilities:
 Accounts payable..................................     $ 1,179      $   484
 Accrued liabilities...............................       2,592        1,473
 Debt and leases, current..........................         500          258
 Deferred revenue, current.........................       2,548          627
                                                        -------      -------
    Total current liabilities......................       6,819        2,842
Debt and leases, long-term.........................         875        1,257
Deferred revenue, long-term........................         --            97
                                                        -------      -------
                                                          7,694        4,196
Mandatorily redeemable convertible preferred stock
 18,763 and 15,163 shares authorized, respectively;
 18,455 and 15,060 shares issued and outstanding,
 respectively......................................      52,996       20,464
Stockholders' Deficit:
Preferred stock, $0.001 par value, 5,000 shares
 authorized, no shares issued or outstanding; no
 shares authorized, issued or outstanding, actual..         --           --
Common Stock, $0.001 par value, 26,667 (unaudited)
 and 16,667, respectively; 6,589 (unaudited) and
 4,909, issued and outstanding.....................           7            5
Additional paid-in capital.........................      (4,590)         881
Notes receivable from stockholders.................        (202)        (240)
Deferred stock-based compensation..................      (5,114)      (1,090)
Accumulated deficit................................     (21,319)     (10,308)
                                                        -------      -------
    Total stockholders' deficit....................     (31,218)     (10,752)
                                                        -------      -------
                                                         29,472       13,908
                                                        =======      =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                INTERWOVEN, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                            Three Months       Nine Months
                                          Ended September    Ended September
                                                30,                30,
                                          -----------------  -----------------
                                            1999     1998      1999     1998
                                          --------  -------  --------  -------
                                            (unaudited)         (unaudited)
Revenues:
  License...............................  $  2,556  $   946  $  5,814  $ 1,570
  Services..............................     1,701      277     3,447      539
                                          --------  -------  --------  -------
    Total revenues......................     4,257    1,223     9,261    2,109
Cost of revenues:
  License...............................        28       19       147       19
  Services..............................     2,113      441     3,542      791
                                          --------  -------  --------  -------
    Total cost of revenues..............     2,141      460     3,689      810
Gross profit............................     2,116      763     5,572    1,299
Operating expenses:
  Research and development..............     1,229      492     2,930    1,227
  Sales and marketing...................     3,833    1,603     9,058    2,960
  General and administrative............       833      563     2,077    1,135
  Amortization of deferred stock-based
   compensation.........................     1,017      217     2,685      564
  Amortization of acquired intangible
   assets...............................       249      --        249      --
                                          --------  -------  --------  -------
    Total operating expenses............     7,161    2,875    16,999    5,886
Loss from operations....................    (5,045)  (2,112)  (11,427)  (4,587)
Interest income and other expenses,
 net....................................       262       32       416       89
                                          --------  -------  --------  -------
Net loss................................    (4,783)  (2,080)  (11,011)  (4,498)
                                          ========  =======  ========  =======
Accretion of mandatorily redeemable
 convertible preferred stock to
 redemption value.......................    (6,877)    (316)  (13,227)    (463)
                                          ========  =======  ========  =======
Net loss attributable to common
 stockholders...........................  $(11,660) $(2,396) $(24,238) $(4,961)
                                          ========  =======  ========  =======
Basic and diluted net loss per share
 (Note 1)...............................  $  (2.71) $ (0.89) $  (6.51) $ (1.98)
                                          ========  =======  ========  =======
Shares used in computing basic and
 diluted net loss per share.............     4,297    2,707     3,722    2,505
                                          ========  =======  ========  =======
Pro forma basic and diluted net loss per
 share (Note 1).........................  $  (0.28) $ (0.21) $  (0.74) $ (0.61)
                                          ========  =======  ========  =======
Shares used in computing pro forma basic
 and diluted net loss per share.........    16,870    9,821    14,957    7,385
                                          ========  =======  ========  =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                INTERWOVEN, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            -------------------
                                                              1999       1998
                                                            ---------  --------
                                                               (unaudited)
Cash flows used in operating activities:
 Net loss.................................................  $ (11,011) $ (4,498)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................        589       194
  Amortization of stock-based compensation................      2,685       564
  Amortization of acquired intangible assets..............        249       --
  Issuance of Common Stock for services...................         27       --
  Provisions for doubtful accounts........................         18       --
  Changes in assets and liabilities:
   Accounts receivable....................................        (34)   (1,192)
   Prepaid expenses and other assets......................     (1,177)      (61)
   Restricted cash........................................        --       (605)
   Accounts payable.......................................        695        71
   Accrued liabilities....................................        994       459
   Deferred revenue.......................................      1,824       317
                                                            ---------  --------
    Net cash used in operating activities.................     (5,141)   (4,751)
                                                            ---------  --------
Cash flows from investing activities:
  Purchase of property and equipment......................     (1,269)   (1,413)
  Purchases of short-term investments.....................     (9,428)      --
  Maturities of short-term investments....................          9       --
                                                            ---------  --------
    Net cash used in investing activities.................    (10,688)   (1,413)
Cash flows from financing activities:
  Proceeds from (repurchases of) Series A Preferred Stock,
   net....................................................        --       (632)
  Proceeds from Series C Preferred Stock, net.............        --      6,712
  Proceeds from Series E Preferred Stock, net.............     18,462       --
  Proceeds from exercise of stock options.................        831        68
  Repayment of stockholders loans.........................        240         3
  Proceeds from bank borrowings...........................        --        574
  Repurchase of Common Stock..............................        (10)      --
  Principal payments of debt and leases...................       (140)      (70)
                                                            ---------  --------
    Net cash provided by financing activities.............     19,383     6,655
                                                            ---------  --------
Net increase in cash and cash equivalents.................      3,554       491
Cash and cash equivalents at beginning of period..........      9,022     1,019
                                                            ---------  --------
Cash and cash equivalents at end of period................  $  12,576  $  1,510
                                                            ---------  --------
Supplemental cash flow disclosures:
 Cash paid for interest...................................  $      94  $     19
                                                            ---------  --------
Supplemental non-cash activity:
 Common Stock issued for notes receivable.................  $     202  $    240
                                                            ---------  --------
 Common Stock issued for services.........................  $      27  $    --
                                                            ---------  --------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INTERWOVEN, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

Note 1. The Company and Summary of Significant Accounting Policies:

 The Company

  Interwoven, Inc. (the "Company") is a leading provider of software products and services that help businesses and other organizations manage the information that makes up the content of their web sites. In the Internet industry this is often referred to as "web content management." Our flagship software product, TeamSite, is designed to help customers develop, maintain and extend large web sites that are essential to their businesses. The Company also markets and sells its software products and services through its wholly owned subsidiary in the United Kingdom.

 Basis of Presentation

  The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 1999 and 1998. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Registration Statement on Form S-1. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

 Principles of consolidation

  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all significant intercompany accounts and transactions.

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Fair value of instruments

  The Company's financial instruments, including cash and cash equivalents, short-term investments, accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short-term maturity of these instruments. Debt and capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments.

 Net loss per share

  The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss attributed to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period excluding shares of Common Stock subject to repurchase. Such shares of Common Stock subject to repurchase aggregated 1,597,862 (unaudited) and 2,154,779 (unaudited) as of September 30, 1998 and 1999, respectively.

                               INTERWOVEN, INC.

  The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                            Three Months       Nine Months
                                               Ended              Ended
                                           September 30,      September 30,
                                          -----------------  -----------------
                                            1999     1998      1999     1998
                                          --------  -------  --------  -------
                                            (Unaudited)         (Unaudited)
Numerator:
  Net loss available to Common Stock
   holders...............................  (11,660)  (2,396)  (24,238)  (4,961)
Denominator:
  Weighted average shares................    5,918    4,807     4,900    4,614
  Weighted average unvested common shares
   subject to
   repurchase............................   (1,621)  (2,100)   (1,178)  (2,109)
                                          --------  -------  --------  -------
  Denominator for basic and diluted
   calculation...........................    4,297    2,707     3,722    2,505
Net loss per share:
  Basic and diluted...................... $  (2.71) $ (0.89) $  (6.51) $ (1.98)
                                          ========  =======  ========  =======

  The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                            Three Months       Nine Months
                                               Ended              Ended
                                           September  30,     September 30,
                                          -----------------  -----------------
                                            1999     1998      1999     1998
                                          --------  -------  --------  -------
                                            (Unaudited)         (Unaudited)
Weighted average effect of Common Stock
 equivalents
  Series A mandatorily redeemable
   convertible preferred stock...........      747      747       747      921
  Series B mandatorily redeemable
   convertible preferred stock...........    2,135    2,135     2,135    2,098
  Series C mandatorily redeemable
   convertible preferred stock...........    4,773    4,161     4,773    1,791
  Series D mandatorily redeemable
   convertible preferred stock...........    2,494      --      2,494      --
  Series E mandatorily redeemable
   convertible preferred stock...........    2,352      --      1,013      --
  Mandatorily redeemable convertible
   preferred stock warrants..............       72       71        72       70
  Unvested common shares subject to
   repurchase............................    1,621    2,100     1,178    2,109
  Common stock options...................      601      456       545      494
                                          --------  -------  --------  -------
                                            14,795    9,670    12,957    7,483
                                          ========  =======  ========  =======

 Pro forma net loss per share (unaudited)

  Pro forma net loss per share is computed using the weighted average number of shares of Common Stock outstanding, including the pro forma effects of the exercise of warrants to purchase Series B Preferred Stock and automatic conversion of the Company's Series A, B, C, D and E Preferred Stock into shares of the Company's Common Stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the beginning of the period, or at the date of issuance, if later. The resulting pro forma adjustment for the three months ended September 30, 1998 and 1999 and the nine months ended September 30, 1998 and 1999 includes (i) an increase in the weighted average shares used to compute the basic net loss per share of 7,114,362, 12,572,621, 4,879,885 and 11,234,191 (unaudited), respectively, and
(ii) a decrease in the net loss attributable to Common Stock holders for the accretion of mandatorily redeemable convertible preferred stock of $316,000, $6,877,000, $463,000 and $13,227,000 (unaudited), respectively. The calculation of diluted net loss per share excludes potential shares of Common Stock as their effect would be antidilutive. Pro forma potential Common Stock consists of Common Stock subject to repurchase rights and incremental shares of Common Stock issuable upon the exercise of stock options.

                               INTERWOVEN, INC.

 Comprehensive income

  Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of September 30, 1998 and September 30, 1999, the Company had not had any transactions that are required to be reported in comprehensive income.

 Segment information

  Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company identifies its operating segment based on business activities, management responsibility and geographic location. During all periods presented, the Company operated in a single business segment.

 Cash, cash equivalents, and short-term investments

  The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments. All other liquid investments are classified as short-term investments. Short-term investments consist of commercial paper and corporate bonds.

  Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 1999, all investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholders' equity.

  Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statements of income. There have been no such transactions in the nine months ended September 30, 1999. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

  At September 30, 1999, the Company's available-for-sale securities consisted of the following: Commercial paper $11.9 million; corporate notes $2.0 million, corporate bonds $.5 million, medium term notes $1.0 million and United States government agencies $1.0 million and money market funds $3.8 million. Of these securities, $10.8 million and $9.4 million was classified as cash equivalents and short-term investments, respectively.

  As of September 30, 1999 the difference between the fair value and the amortized cost of available-for-sale securities was insignificant; therefore, no unrealized gains or losses were recorded in stockholders' equity. For the nine months ended September 30, 1999, realized gains and losses were not material. As of September 30, 1999 the contractual maturity of the investments did not exceed one year.

 Acquisition

  Effective July 1, 1999, the Company acquired all the assets and liabilities of Lexington Software Associates Incorporated, which is a provider of configuration management solutions and development methodologies, including consulting and education. The acquisition has been accounted for using the purchase method of accounting. The total purchase price for this acquisition was approximately $800,000. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair

                               INTERWOVEN, INC.

values at the acquisition date. The purchase price consisted of 88,339 shares of the Company's Series E Preferred Stock (estimated fair value of $500,000), seven-year warrants to purchase 17,668 shares of Series E Preferred Stock at $5.66 per share (estimated fair value of $77,000) and acquisition-related expenses (including legal and accountancy fees) of approximately $223,000. The allocation of the purchase price was as follows:

                     Allocation of Purchase Price
   Tangible Assets.................................................. $ 385,000
   Intangible Assets
     Workforce.......................... ........................... $ 500,000
     Goodwill....................................................... $ 300,000
     Liabilities.................................................... $(385,000)
                                                                     ---------
                                                                     $ 800,000
                                                                     =========

  The amortization of the acquired intangible assets will occur over the estimated periods to be benefited. The workforce asset will be amortized on a straight- line basis over two years from the acquisition date, however, retention of the acquired employees will be evaluated in future periods to assess whether accelerated amortization of this asset is warranted. The goodwill is expected to be amortized on a straight-line basis over three years from the acquisition date. Amortization of acquired intangible asset was $249,000 for the nine months ended September 30, 1999.

SUBSEQUENT EVENT

 Intial public offering

  On October 14, 1999 the Company completed its initial public offering of Common Stock. A total of 3,622,500 shares were sold by the Company at a price of $17.00 per share. The offering resulted in net proceeds to the Company of approximately $56.2 million, net of an underwriting discount of $4.3 million and estimated offering expenses of $1.2 million.

 Conversion of Preferred Stock

  Effective upon the closing of the Company's initial public offering, the outstanding shares of Series A, B, C, D and E Preferred Stock were converted into 746,664, 2,134,548, 4,773,161, 2,494,142, and 2,263,136 shares of Common
Stock, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our Financial Statements and Notes appearing elsewhere in this Form 10-Q.

Overview

  Interwoven was incorporated in March 1995 to provide software products and services for web content management. Designed specifically for the web, our products allow large teams of people across an enterprise to contribute and edit web content on a collaborative basis, reducing the time-to-web for critical eBusiness initiatives. From March 1995 through March 1997, we were a development stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, Seattle and Washington, D.C. Our revenues to date have been derived exclusively from accounts in North America. In May 1999, we opened an office in the United Kingdom.

  We derive revenues from the license of our software products and from services we provide to our customers. To date, we have derived virtually all of our license revenues from licenses of TeamSite. License revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, no significant post-delivery obligations remain, the license fee is fixed or determinable and collection of the fee is probable. Services revenues consist of professional services and maintenance fees. Professional services primarily consist of software installation and integration, business process consulting and training. We generally bill our professional services customers on a time and materials basis and recognize revenues as the services are performed. Maintenance agreements are typically priced based on a percentage of the product license fee, and typically have a one-year term that is renewable annually. Services provided to customers under maintenance agreements include technical product support and an unspecified number of product upgrades as released by us during the term of a maintenance agreement. Revenues from maintenance support agreements are recognized ratably over the term of the agreement.

  Since inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish an administrative organization. As a result, we have incurred net losses in each quarter since inception and, as of September 30, 1999, had an accumulated deficit of $21.3 million. We anticipate that our cost of services revenues and operating expenses will increase substantially in future quarters as we grow our services organization to support an increased level and expanded number of services offered, increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future as we continue to expand our operations. In addition, our limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that we will achieve or sustain profitability.

Results of Operations

  Our license and services revenues have grown in each of the seven quarters in the period ended September 30, 1999, except that our license revenues declined in the three month period ended March 31, 1999 from that in the three month period ended December 31, 1998. This decline reflected the unusually high revenues in the prior period, due in part to a few large license sales in that period. In addition, many companies that license enterprise-scale software products to large customers experience seasonal declines in the first fiscal quarter following the end of their fiscal year. Because of our limited operating history, we do not know whether this pattern was responsible for the declines in the three months ended March 31, 1999, or whether it will apply to future quarterly results. As a general matter, we depend on sales to a relatively few large customers. As a result, our revenues are subject to period-to-period fluctuations reflecting the impact of a few large sales.

  Increased services revenues in the three-month and nine-month periods ended September 30, 1999 reflect an increase in both professional services and maintenance fees generated from an expanded number of customers which had licensed our products in prior periods, and an increase in the number of professional services staff and a higher effective staff utilization rate.

  As a result of our limited operating history and the emerging nature of the market for web content management software and services in which we compete, it is difficult for us to forecast our revenues or earnings accurately. It is possible that in some future periods our results of operations may not meet or exceed the expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and are likely to cause fluctuations in the future, include:

  . the size of customer orders and the timing of product and service deliveries;

  . variability in the mix of products and services sold;

  . our ability to retain our current customers and attract new customers;

  . the amount and timing of operating costs relating to expansion of our business, including our planned international expansion;

  . the announcement or introduction of new products or services by us or our competitors;

  . our ability to attract and retain personnel, particularly management, engineering and sales personnel and technical consultants;

  . our ability to upgrade and develop our systems and infrastructure to accommodate our growth; and

  . costs related to acquisition of technologies or businesses.

  As a result of these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of our future performance.

  The following table lists, for the periods indicated, each line as a percentage of total revenues:

                                             Three Months       Nine Months
                                                 Ended             Ended
                                             September 30,     September 30,
                                             -------------     -------------
                                              1999     1998     1999     1998
                                              ----     ----     ----     ----
Revenues:
  License...................................     60 %     77 %     63 %     74%
  Services..................................     40       23       37       26
                                             ------   ------   ------   ------
    Total revenues..........................    100      100      100      100
Cost of revenues:
  License...................................      1        2        2        1
  Services..................................     49       36       38       37
                                             ------   ------   ------   ------
    Total cost of revenues..................     50       38       40       38
Gross profit................................     50       62       60       62
Operating expenses:
  Research and development..................     29       40       32       58
  Sales and marketing.......................     90      131       98      140
  General and administrative................     19       46       22       54
  Amortization of deferred stock-based
   compensation.............................     24       18       29       27
  Amortization of acquired intangible
   assets...................................      6        0        3        0
                                             ------   ------   ------   ------
    Total operating expenses................    168      235      184      279
                                             ------   ------   ------   ------
Loss from operations........................   (118)    (173)    (124)    (217)
Interest income and other expenses, net.....      6        3        5        4
                                             ------   ------   ------   ------
Net loss....................................   (112)    (170)    (119)    (213)
                                             ======   ======   ======   ======

Three Months Ended September 30, 1998 and 1999

 Revenues

  Total revenues increased 248% from $1.2 million for the three months ended September 30, 1998 to $4.3 million for the three months ended September 30, 1999. This increase was attributable to greater market acceptance of our products and services after their introduction in 1997 and increased sales and marketing staff, resulting in a larger number of customers.

  License. License revenues increased 170% from $946,000 for the three months ended September 30, 1998 to $2.6 million for the three months ended September 30, 1999. License revenues represented 77% and 60% of total revenues, respectively, in those periods. The increase in license revenues reflects our growing customer base. The decline in the percentage of total revenues represented by license revenues reflects the more rapid growth of services revenues from a relatively smaller customer base.

  Services. Services revenues increased 514% from $277,000 for the three months ended September 30, 1998 to $1.7 million for the three months ended September 30, 1999. Services revenues represented 23% and 40% of total revenues, respectively, in those periods. The increase in services revenues reflects a $1.0 million increase in professional services fees and a $400,000 increase in maintenance fees. The increase in services revenues reflects an increase in both professional services and maintenance fees generated from an expanded number of customers who licensed our products.

Cost of Revenues

  License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues was $19,000 for the three months ended September 30, 1998 and increased to $28,000 for the three months ended September 30, 1999. Cost of license revenues represented 2% and 1%, respectively, of license revenues in the three months ended September 30, 1998 and September 30, 1999, respectively.

  Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support staffs, as well as subcontractor expenses. Cost of services revenues increased 379% from $441,000 for the three months ended September 30, 1998 to $2.1 million for the three months ended September 30, 1999. Cost of services revenues represented 159% and 124% of services revenues, respectively, in those periods. This increase in cost of services revenues was attributable to an increase in the number of in-house staff from 10 to 43 due to our acquisition of Lexington Software Associates, Inc. and a $264,000 increase in subcontractor expenses.

  We expect our cost of services revenues to increase for the forseeable future as we continue to expand our services staff and consulting organizations. Since services revenues have substantially lower margins than license revenues, this expansion will reduce our gross margins if our license revenues do not increase significantly. We expect cost of services revenues as a percentage of services revenues to vary from period to period depending on the mix of services we provide, whether the services are performed by our in-house staff or subcontractors, and the overall utilization rates of our professional services staff.

Gross Profit

  Gross profit increased 177% from $763,000 for the three months ended September 30, 1998 to $2.1million for the three months ended September 30, 1999. Gross profit represented 62% and 50% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increased license and services revenues from a growing customer base. The decrease in gross profit percentage was a result of the expansion of our professional services organization. The Company has made and will continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers. We expect gross profit as a percentage of total revenues to fluctuate from period to period as a result of changes in the relative proportion of license and services revenues.

Operating Expenses

  Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development. Research and development expenses increased 150% from $492,000 for the three months ended September 30, 1998 to $1.2 million for the three months ended September 30, 1999, representing 40% and 29% of total revenues, respectively, in those periods. This increase in absolute dollar amounts was due to increases in the number of product development personnel. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the dollar amounts of research and development expenses will increase in future periods. To date, all software development costs have been expensed in the period incurred.

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 139% from $1.6 million for the three months ended September 30, 1998 to $3.8 million for the three months ended September 30, 1999, representing 131% and 90% of total revenues, respectively, in those periods. This increase in dollar amounts reflects increases in the number of our sales and marketing personnel costs of $1.1 million, higher sales commissions and bonuses of $.5 million and increased marketing-related costs of $100,000. We expect to continue to invest heavily in sales and marketing in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period primarily depending on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

  General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 48% from $563,000 for the three months ended September 30, 1998 to $833,000 for the three months ended September 30, 1999, representing 46% and 19% of total revenues, respectively. This increase in dollar amounts was due to additional staffing of these functions to support expanded operations during this same period. We expect general and administrative expenses to increase in absolute dollars in 1999 as we add personnel to support expanding operations, incur additional costs related to the growth of our business, and assume the reporting requirements of a public company.

  Amortization of Deferred Stock-Based Compensation. In 1998 and the first nine months of 1999, we recorded deferred stock-based compensation of $1.9 million and $6.7 million in connection with stock options granted during 1998 and 1999, respectively. These amounts represent the difference between the exercise price of stock options granted during those periods and the deemed fair value of our common stock at the time of the grants. Amortization of deferred stock-based compensation was $217,000 and $1.0 million for the three months ended September 30, 1998 and 1999, respectively. We expect per quarter amortization related to these options of approximately $1.0 million during the remainder of 1999, between $500,000 and $750,000 during 2000, between $270,000 and $400,000 during 2001, between $100,000 and $185,000 during 2002 and
$50,000 in the quarter ended March 31, 2003.

  Amortization of Acquired Intangible Assets. In July of 1999, we recorded intangible assets of approximately $800,000 in connection with the acquisition of Lexington Software Associates Incorporated. Goodwill related to this transaction approximated $300,000 and intangible assets related to the workforce of Lexington Software approximated $500,000 of the purchase price. The total purchase price for this acquisition was approximately $800,000. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. Amortization of acquired intangible assets was $249,000 for the three months ended September 30, 1999.

Interest Income and Other Expenses, Net

  Interest income and other expenses, net, increased from $32,000 for the three months ended September 30, 1998 to $262,000 for the three months ended September 30, 1999 due to higher average cash balances.

Nine Months Ended September 30, 1998 and 1999

Revenues

  Total revenues increased 339% from $2.1 million for the nine months ended September 30, 1998 to $9.3 million for the nine months ended September 30, 1999. This increase was attributable to greater market acceptance of our software products after their introduction in 1997 and an increase in the number of sales and marketing staff, resulting in an increased number of customers.

  License. License revenues increased 270% from $1.6 million for the nine months ended September 30, 1998 to $5.8 million for the nine months ended September 30, 1999. License revenues represented 74% and 63% of total revenues, respectively, in those periods. The increase in license revenues reflects continued growth from the low level of revenue in 1998, our first full year in which we licensed our products.

  Services. Services revenues increased 540% from $539,000 for the nine months ended September 30, 1998 to $3.4 million for the nine months ended September 30,1999. Services revenues represented 26% and 37% of total revenues, respectively, in those periods. The increase in services revenues reflects an increase in both professional services and maintenance fees generated from an expanded number of customers who licensed our products.

Cost of Revenues

  License. Cost of license revenues increased 674% from $19,000 for the nine months ended September 30, 1998 to $147,000 for the nine months ended September 30, 1999. Cost of license revenues represented 1% and 2% of license revenues in the nine months ended September 30, 1998 and 1999, respectively. The increase as a percentage of license revenue and absolute dollars in cost of license revenues reflects increased sales of our product.

  Services. Cost of services revenues increased 348% from $791,000 for the nine months ended September 30, 1998 to $3.5 million for the nine months ended September 30, 1999. Cost of services revenues represented 147% and 103% of services revenues, respectively, in those periods. This increase in absolute dollar amounts was due to an increase in the number of in-house staff from 10 to 43, and a $370,000 increase in subcontractor expenses.

Gross Profit

  Gross profit increased 329% from $1.3 million for the nine months ended September 30 ,1998 to $5.6 million for the nine months ended September 30 ,1999 representing 62% and 60% of total revenues, respectively, in those periods. This increase in absolute dollars reflected increased license and services revenues from a growing customer base.

Operating Expenses

  Research and Development. Research and development expenses increased 139% from $1.2 million for the nine months ended September 30, 1998 to $2.9 million for the nine months ended September 30, 1999. Research and development expenses represented 58% and 32% of total revenues, respectively, in those periods. This increase in dollar amounts was due to increases in the number of product development personnel.

  Sales and Marketing. Sales and marketing expenses increased 206% from $3.0 million for the nine months ended September 30 ,1998 to $9.1 million for the nine months ended September 30, 1999. Sales and marketing expenses represented 140% and 98% of total revenues, respectively, in those periods. The increase in dollar amounts reflects increases in sales and marketing personnel costs of $2.7 million, higher sales commissions and bonuses of $1.5 million and increased marketing related costs of $300,000.

  General and Administrative. General and administrative expenses increased 83% from $1.1 million for the nine months ended September 30, 1998 to $2.1 million for the nine months ended September 30, 1999, representing 54% and 22% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects additional staffing of these functions to support expanded operations during this same period.

  Amortization of Deferred Stock-Based Compensation. Amortization of deferred stock-based compensation was $564,000 and $2.7 million for the nine months ended September 30, 1998 and 1999, respectively.

  Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $249,000 for the nine months ended September 30, 1999.

Interest Income and Other Expense, Net

  Interest income and other expense, net, increased 367% from $89,000 for the nine months ended September 30, 1998 to $416,000 for the nine months ended September 30, 1999. The increase was due to increased interest income earned from higher cash balances on hand as a result of sales of our preferred stock in June 1999, partially offset by increased interest expense.

Liquidity and Capital Resources

  In October 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $56.2 million. Prior to the offering we funded our operations through private sales of equity securities. We raised a total of $37.0 million, net of offering costs, from the issuance of preferred stock. At September 30, 1999, our sources of liquidity consisted of $22.6 million in cash, cash equivalents, short-term investments and restricted cash and $19.2 million in working capital. We have a $3.0 million line of credit and a $1.5 million equipment line of credit with Silicon Valley Bank, each of which bear interest at the bank's prime rate, which was 7.75% at September 30, 1999, plus 0.25%. At September 30, 1999, the line of credit was unused and $1.375 million was outstanding under the equipment line of credit. The lines of credit are secured by all of our tangible and intangible assets, and contain financial covenants including; a quick asset ratio, excluding deferred maintenance revenue, of at least 2:1; a liquidity ratio of unrestricted cash plus 80% of eligible accounts receivable minus outstanding advances divided by loans outstanding of not less than 1.5:1; and a covenant that quarterly net losses will not exceed a threshold based on projected annual revenues. We intend to maintain both lines of credit. As of September 30, 1999, we were in compliance with all related financial covenants and restrictions under these lines of credit.

  Net cash used in operating activities was $4.8 million and $5.1 million in the nine months ended September 30, 1998 and 1999, respectively. Net cash used in operating activities in both periods primarily reflect increasing net losses.

  From inception, our investing activities have consisted primarily of purchases of property and equipment, principally computer hardware and software for our growing number of employees. We expect that capital expenditures will increase with our anticipated growth in operations, infrastructure and personnel. As of September 30, 1999 we had no material capital expenditure commitments. We do not expect to incur significant costs to make our products or internal information systems Year 2000 compliant as we believe these products and information systems are designed to function properly through and beyond year 2000.

  During the nine months ended September 30, 1998 and September 30, 1999, the Company's investing activities have consisted of purchases of short-term investments and property and equipment. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Management expects that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

  Cash used to purchase property and equipment was $1.4 million and $1.3 million during the nine months ended September 30, 1998 and September 30, 1999, respectively, primarily for purchases of property and equipment, principally computer hardware and software for our growing number of employees. We expect that capital expenditures will increase with our anticipated growth in operations, infrastructure and personnel.

  Net cash provided by financing activities in nine months ended September 30, 1998 and 1999 was $6.7 million and $19.4 million, respectively. Net cash provided by financing activities reflected primarily the proceeds of issuances of preferred stock in each of these periods, and, in 1998, included proceeds from a bank equipment loan.

  We believe that the current cash, cash equivalents, short-term investments, and funds available under existing credit facilities and the net proceeds from the sale of the common stock in our initial public offering, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. We will adopt SFAS No. 133 in the quarter ending June 30, 2000 and do not expect its adoption to have an impact on our results of operations, financial position or cash flows.

Year 2000 Compliance

  The Year 2000 issue refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in system failures or erroneous results.

  We have conducted a Year 2000 readiness review for the current and prior versions of our products. The review includes:

  . assessment;

  . implementation, including remediation, upgrading and replacement of non-compliant product versions;

  . validation testing; and

  . contingency planning.

  We have completed all phases of our plan, except for contingency planning, with respect to the current and prior versions of all of our products. As a result, the current and prior versions of each of our products are Year 2000 compliant when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant.

  We define "Year 2000 compliant" as the ability to:

  . correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change;

  . function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration;

  . where appropriate, respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined, and predetermined manner;

  . store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century; and

  . recognize year 2000 as a leap year.

  We have not tested our products on all platforms or all versions of operating systems that our products currently support.

  We are testing licensed software, shareware and freeware obtained from third parties that is incorporated into our products or sold in conjunction with our products, and have assurances from our vendors that this licensed software is Year 2000 compliant. Despite our testing, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in:

  . delay or loss of revenue;

  . diversion of development resources;

  . damage to our reputation;

  . increased service and warranty costs; or

  . liability from our customers.

Accordingly, errors or defects in our products could seriously harm our business.

  Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of lawsuits against other software vendors. Because of the unprecedented nature of this litigation, it is uncertain whether or to what extent we will be affected by it.

  Our internal systems include both our computer and network systems and other systems. We have initiated an assessment of our most important computer and network systems and expect to complete the assessment by December 1999. We have not yet begun to assess the Year 2000 compliance of our other systems, but we expect to complete this assessment by December 1999. To the extent that we are not able to assess the technology provided by third-party vendors, we are seeking assurances from them that their systems are Year 2000 compliant. Although we are not currently aware of any material operational issues or costs associated with preparing these systems for the Year 2000, we may experience unanticipated problems and costs caused by undetected errors or defects in the technology used in these systems.

  We currently have only limited information concerning the Year 2000 compliance status of our customers. As is the case with other similarly situated software companies, if our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures, especially technology expenditures that were reserved for enterprise software, to address Year 2000 compliance problems, our business could be harmed.

  We have funded our Year 2000 plan from available cash and have not separately accounted for these costs in the past. To date, these costs have not been material. We expect to incur additional costs related to the Year 2000 plan for:

  . administrative personnel to manage the project;

  . outside contractor assistance;

  . technical support for our products; and

  . product engineering and customer satisfaction.

We may experience material problems and costs with Year 2000 compliance that could harm our business.

  We have not yet developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations and do not anticipate the need to do so. The cost of developing and implementing a plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

                                 RISK FACTORS

  Some of the statements under "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10Q constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Risk Factors" and elsewhere in this Form 10-Q.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform these statements to actual results. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

  The risks and uncertainties described below are not the only risks we face. These risks are the ones we consider to be significant to your decision whether to invest in our common stock at this time. We might be wrong. There may be risks that you in particular view differently than we do, and there are other risks and uncertainties that are not presently known to us or that we currently deem immaterial, but that may in fact impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose all or part of your investment.

Our operating history is limited, so it will be difficult for you to evaluate our business in making an investment decision.

  We were incorporated in March 1995 and have a limited operating history. We are still in the early stages of our development, which makes the evaluation of our business operations and our prospects difficult. We shipped our first product in May 1997. Since that time, we have derived substantially all of our revenues from licensing our TeamSite product and related services. You should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties, as they apply to us in particular, include:

  . potential fluctuations in operating results and uncertain growth rates;

  . limited market acceptance of our products;

  . concentration of our revenues in a single product;

  . our dependence on a small number of orders for most of our revenue;

  . our need to expand our direct sales forces and indirect sales channels;

  . our need to manage rapidly expanding operations; and

  . our need to attract and train qualified personnel.

If we do not increase our license revenues significantly, we will fail to achieve profitability.

  We have incurred net losses in each quarter since our inception, and we expect our net losses to increase. We incurred net losses of approximately $510,000 in 1996, $2.9 million in 1997, $6.3 million in 1998 and $11.0 million for the nine months ended September 30, 1999. As of September 30, 1999, we had an accumulated deficit of approximately $21.3 million. To compete effectively, we plan to continue to invest aggressively to expand our sales and marketing, research and development, and professional services organizations. As a result, if we are to achieve profitability we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all.

Our operating results fluctuate widely and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

  Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate unpredictably in the future. It is possible that in some future periods our results of operations may not meet or exceed the expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline.

Our quarterly results depend on a small number of large orders, so the loss of any single large order could harm those results and cause our stock price to drop.

  Each quarter, we derive a significant portion of our license revenues from a small number of relatively large orders. As a result, our operating results could suffer if any large orders are delayed or cancelled in any future period. In the first, second and third quarters of 1999, our top five customers accounted for 41%, 30% and 30%, respectively, of the total revenue in those quarters. We expect that we will continue to depend upon a small number of large orders for a significant portion of our license revenues.

Acquisitions may harm our business by being more difficult than expected to integrate or by diverting management's attention.

  In July 1999, we acquired Lexington Software Associates, Inc., a software consulting company, to help support our existing customer base and to help attract and retain new customers. We may be unable to integrate this company into ours successfully, and our business may not benefit as expected. As part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition opportunity, we might be unable to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We may also be unable to select, manage or absorb any future acquisitions successfully. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, would divert management time and other resources. We may have to use a substantial portion of our available cash, including proceeds of our initial public offering, to consummate an acquisition. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure you that any particular acquisition, even if successfully completed, will ultimately benefit our business.

We face significant competition, which could make it difficult to acquire and retain customers and inhibit any future growth.

  We expect the competition in the market in which we operate to persist and intensify in the future. Competitive pressures may seriously harm our business and results of operations if they inhibit our future growth, or require us to hold down or reduce prices, or increase our operating costs. Our competitors include:

  . potential customers that utilize in-house development efforts;

  . developers of software that directly addresses the need for web content management, such as Vignette.

  In addition, we face potential competition from companies--for example, Microsoft and IBM--that may decide in the future to enter our market. Many of our existing and potential competitors have longer operating histories greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. Barriers to entering the web content management software market are relatively low.

Because the market for our products is new, we do not know whether existing and potential customers will purchase our products in sufficient quantity for us to achieve profitability.

  The market for web content management software in which we sell is new and rapidly evolving. While we have licensed our products to over 108 customers, we expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market, and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable.

Our lengthy sales cycle makes it particularly difficult for us to forecast revenue, requires us to incur high costs of sales, and aggravates the variability of quarterly fluctuations.

  The time between our initial contact with a potential customer and the ultimate sale, which we refer to as our sales cycle, typically ranges between three and nine months depending largely on the customer. If we do not shorten our sales cycle, it will be difficult for us to reduce sales and marketing expenses. In addition, as a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This makes it more difficult to predict quarterly financial performance, or to achieve it, and any delay in completing sales in a particular quarter could harm our business and cause our operating results to vary significantly.

We rely heavily on sales of one product, so if it does not achieve market acceptance we are likely to experience larger losses.

  Since 1997, we have generated substantially all of our revenues from licenses of, and services related to, our TeamSite product. We believe that revenues generated from TeamSite will continue to account for a large portion of our revenues for the foreseeable future. A decline in the price of TeamSite, or our inability to increase license sales of TeamSite, would seriously harm our business and operating results more seriously than it would if we had several different products and services to sell. In addition, our future financial performance will depend upon successfully developing and selling enhanced versions of TeamSite and the products. If we fail to deliver product enhancements or new products that customers want it will be more difficult for us to succeed.

We depend on our direct sales force to sell our products, so future growth will be constrained by our ability to hire and train new sales personnel.

  We sell our products primarily through our direct sales force, and we expect to continue to do so in the future. Our ability to sell more products is limited by our ability to hire and train direct sales personnel, and we believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge that we need. Some of our competitors may have greater resources to hire personnel with that skill and knowledge. If we are not able to hire experienced and competent sales personnel, our business would be harmed. Furthermore, because we depend on our direct sales force, any turnover in our sales force can significantly harm our operating results. Sales force turnover tends to slow sales efforts until replacement personnel can be recruited and trained to become productive. See "--We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area where competition for personnel is intense."

If we do not develop our indirect sales channel, we will be less likely to increase our revenues.

  If we do not develop indirect sales channels, we may miss sales opportunities that might be available through these other channels. For example, domestic and international resellers may be able to reach new customers more quickly or more effectively than our direct sales force. Although we are currently investing and plan to continue to invest significant resources to develop these indirect sales channels, we may not succeed in establishing a channel that can market our products effectively and provide timely and cost-effective customer support and services. In addition, we may not be able to manage conflicts across our various sales channels, and our focus on increasing sales through our indirect channel may divert management resources and attention from direct sales.

If we do not improve our operational systems on a timely basis, we will be more likely to fail to manage our growth properly.

  We have expanded our operations rapidly in recent years. We intend to continue to expand our operational systems for the foreseeable future to pursue existing and potential market opportunities. This rapid growth places a significant demand on management and operational resources. In order to manage our growth, we need to implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems in a timely manner, our business will be seriously harmed.

Difficulties in introducing new products and upgrades in a timely manner will make market acceptance of our products less likely.

  The market for our products is characterized by rapid technological change, frequent new product introductions and Internet-related technology enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. We expect to add new content management functionality to our product offerings by internal development, and possibly by acquisition. Content management technology is more complex than most software, and new products or product enhancements can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or upgrades may not be released according to schedule or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. If we do not develop, license or acquire new software products, or deliver enhancements to existing products on a timely and cost-effective basis, our business will be harmed.

Our products might not be compatible with all major platforms, which could limit our revenues.

  Our products currently operate on the Microsoft Windows NT and Sun Solaris operating systems. In addition, our products are required to interoperate with leading web content authoring tools and web application servers. We must continually modify and enhance our products to keep pace with changes in these applications and operating systems. If our products were to be incompatible with a popular new operating system or Internet business application, our business would be harmed. In addition, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, browsers, back-office applications, and other Internet-related applications, could also harm our business.

We have no significant experience conducting operations internationally, which may make it more difficult than we expect to expand overseas and may increase the costs of doing so.

  To date, we have derived all of our revenues from sales to North American customers. We plan to expand our international operations in the future. There are many barriers to competing successfully in the international arena, including:

  . costs of customizing products for foreign countries;

  . restrictions on the use of software encryption technology;

  . dependence on local vendors;

  . compliance with multiple, conflicting and changing governmental laws and regulations;

  . longer sales cycles; and

  . import and export restrictions and tariffs.

  As a result of these competitive barriers, we cannot assure you that we will be able to market, sell and deliver our products and services in international markets.

If we fail to establish and maintain strategic relationships, the market acceptance of our products, and our profitability, may suffer.

  To offer products and services to a larger customer base our direct sales force depends on strategic partnerships and marketing alliances to obtain customer leads, referrals and distribution. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed. We would also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability to market our products and services successfully. In addition, our strategic partners may not regard us as significant for their own businesses. Therefore, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products and services. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area where competition for personnel is intense.

  Our success depends on our ability to attract and retain qualified, experienced employees. We compete for experienced engineering, sales and consulting personnel with Internet professional services firms, software vendors, consulting and professional services companies. It is also particularly difficult to recruit and retain personnel in the San Francisco Bay area, where we are located. In addition, our customers generally purchase consulting and implementation services. While we have recently established relationships with some third-party service providers, we continue to be the primary provider of these services. It is difficult and expensive to recruit, train and retain qualified personnel to perform these services, and we may from time to time have inadequate levels of staffing to perform these services. As a result, our growth could be limited due to our lack of capacity to provide those services, or we could experience deterioration in service levels or decreased customer satisfaction, any of which would harm our business.

If our services revenues do not grow substantially, our total revenues are unlikely to increase.

  Our services revenues represent a significant component of our total revenues--21% of total revenues for 1998 and 37% of total revenues for the nine months ended September 30, 1999. We anticipate that services revenues will continue to represent a significant percentage of total revenues in the future. To a large extent, the level of services revenues depends upon our ability to license products which generate follow-on services revenue. Additionally, services revenues growth depends on ongoing renewals of maintenance and service contracts. Moreover, if third-party organizations such as systems integrators become proficient in installing or servicing our products, our services revenues could decline. Our ability to increase services revenues will depend in large part on our ability to increase the capacity of our professional services organization, including our ability to recruit, train and retain a sufficient number of qualified personnel.

We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.

  We depend upon our proprietary technology, and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect it. We currently do not have any issued United States or foreign patents, but we have applied for one U.S. patent. It is possible that a patent will not issue from our currently pending patent application or any future patent application we may file. We have also restricted customer access to our source code and required all employees to enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. In addition, third parties may claim that our products infringe theirs.

Our failure to deliver defect-free software could result in greater losses and harmful publicity.

  Our software products are complex and have in the past and may in the future contain defects or failures that may be detected at any point in the product's life. We have discovered software defects in the past in some of our products after their release. Although past defects have not had a material effect on our results of operations, in the future we may experience delays or lost revenue caused by new defects. Despite our testing, defects and errors may still be found in new or existing products, and may result in delayed or lost revenues, loss of market share, failure to achieve acceptance, reduced customer satisfaction, diversion of development resources and damage to our reputation. As has occurred in the past, new releases of products or product enhancements may require us to provide additional services under our maintenance contracts to ensure proper installation and implementation. Moreover, third parties may develop and spread computer viruses that may damage the functionality of our software products. Any damage to or interruption in the performance of our software could also harm our business.

Defects in our products may result in customer claims against us that could cause unanticipated losses.

  Because customers rely on our products for business critical processes, defects or errors in our products or services might result in tort or warranty claims. It is possible that the limitation of liability provisions in our contracts will not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. We have not experienced any product liability claims like this to date, but we could in the future. Further, although we maintain errors and omissions insurance, this insurance coverage may not be adequate to cover us. A successful product liability claim could harm our business. Even defending a product liability suit, regardless of its merits, could harm our business because it entails substantial expense and diverts the time and attention of key management personnel.

Year 2000 problems with our products may increase our costs.

  Our products are generally integrated into enterprise computer systems involving sophisticated hardware and complex software products, which may not be Year 2000 compliant. We may in the future be subject to claims based on Year 2000 problems in other parties' products, Year 2000 problems alleged to be found in our products, Year 2000-related issues arising from the integration of multiple products within an overall system, or other similar claims. We also need to ensure Year 2000 compliance of our own internal computer and other systems, to continue testing our software products, to audit the Year 2000 compliance status of our suppliers and business partners, and to conduct a legal audit. We have not conducted a comprehensive Year 2000 investigation of our internal systems and do not intend to do so. The total cost of Year 2000 compliance may be material and may harm our business.

If widespread Internet adoption does not continue, or if the Internet cannot accommodate continued growth, our business will be harmed because it depends on growth in the use of the Internet.

  Acceptance of our products depends upon continued adoption of the Internet for commerce. As is typical in the case of an emerging industry characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions, demand for and acceptance of recently introduced products and services are subject to a high level of uncertainty. To the extent that businesses do not consider the Internet a viable commercial medium, our customer base may not grow. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use. The adoption of the Internet for commerce, communications and access to content, particularly by those who have historically relied upon alternative methods, generally requires understanding and accepting new ways of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new, Internet- based strategy that may render their existing infrastructure obsolete. If the use of the Internet fails to develop or develops more slowly than expected, our business may be seriously harmed.

  To the extent that there is an increase in Internet use, an increase in frequency of use or an increase in the required bandwidth of users, the Internet infrastructure may not be able to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in development or adoption of new standards or protocols required to handle increased levels of Internet activity. Changes in, or insufficient availability of, telecommunications or similar services to support the Internet also could result in slower response times and could adversely impact use of the Internet generally. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure, standards, protocols or complementary products, services or facilities do not effectively support any growth that may occur, our business would be seriously harmed.

There is substantial risk that future regulations could be enacted that either directly restrict our business or indirectly impact our business by limiting the growth of Internet commerce.

  As Internet commerce evolves, we expect that federal, state or foreign agencies will adopt new legislation or regulations covering issues such as user privacy, pricing, content and quality of products and services. If enacted, these laws, rules or regulations could indirectly harm us to the extent that they impact our customers and potential customers. We cannot predict if or how any future legislation or regulations would impact our business. Although many of these regulations may not apply to our business directly, we expect that laws regulating or affecting commerce on the Internet could indirectly harm our business.

Our existing stockholders hold a majority of our stock and will be able to control matters requiring stockholder approval.

  After the closing of our initial public offering, approximately 48% of our outstanding capital stock will be owned by our directors and executive officers or their affiliated entities. As a result, these stockholders, acting together, would be able to control all matters requiring approval by the stockholders, including the election of all directors and approval of significant corporate transactions.

We have various mechanisms in place to discourage takeover attempts, which might tend to suppress our stock price.

  Provisions of our certificate of incorporation and bylaws that may discourage, delay or prevent a change in control include:

  . we are authorized to issue "blank check" preferred stock, which could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

  . we provide for the election of only one-third of our directors at each annual meeting of stockholder, which slows turnover on the board of directors;

  . we limit who may call special meetings of stockholders;

  . we prohibit stockholder action by written consent, so all stockholder actions must be taken at a meeting of our stockholders; and

  . we require advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

  In addition, Section 203 of the Delaware General Corporations Law and our stock incentive plans may discourage, delay or prevent a change in control of us. See our prospectus "Description of Capital Stock--Anti-Takeover Provisions."

If a significant number of shares become available for sale and are sold in a short period of time, the market price of our stock could decline.

  If our stockholders sell substantial amounts of our common stock in the public market following our initial public offering, the market price of our common stock could fall. The total shares outstanding as of November 5, 1999, was 22,916,775 shares of common stock outstanding. Other than the 3,622,500 shares of common stock sold in the initial public offering, no shares will be eligible for sale in the public market immediately. The limited number of shares available for resale may affect the liquidity of the market for those shares. Our stockholders are subject to agreements with the underwriters or us that restrict their ability to transfer their stock for 180 days from the date of our prospectus. After these agreements expire, an additional 14,999,776 shares will be eligible for sale in the public market. If many of these shares are sold when they become available for resale, the market price of our common stock may decline.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

  We develop products in the United States and market our products in North America, and, to a lesser extent in Europe. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our revenue is currently denominated in U.S. Dollars, a strengthening of the Dollar could make our products less competitive in foreign markets. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our financial investments are in cash equivalents and short-term investments. Due to the short-term nature of our financial investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

                           PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  (c) Changes in Securities.

  During the period covered by this report, we granted stock options to purchase 561,897 shares of our common stock at exercise prices ranging from $7.64 to $10.01 per share to our employees, consultants, directors, and other service providers under our 1998 Stock Option Plan. During the period covered by this report, we issued and sold an aggregate of 392,303 shares of our common stock to employees, consultants, directors, and other service providers at exercise prices ranging from $0.18 to $10.01 per share under direct issuances or exercises of options granted under our 1996 Stock Option Plan and 1998 Stock Option Plan. These securities were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exception provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder for transactions by an issuer not involving a public offering. All shares purchased under our 1996 Stock Option Plan and 1998 Stock Option Plan are subject to our right to repurchase such shares at their original exercise price. The repurchase feature generally expires for 25% of the shares after the first year of service then expires ratably over the next 36 months.

  (d) Use of Proceeds.

  On October 14, 1999, Interwoven, Inc. completed the initial public offering of its common stock, The managing underwriters in the offering were Credit Suisse First Boston, Robertson Stephens, and Dain Rauscher Wessels (a division of Dain Rausher Incorporated). The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-83779). The Securities and Exchange Commission declared the Registration Statement effective on October 7, 1999.

  The offering commenced on October 8, 1999 and terminated on October 14, 1999 after we had sold all of the 3,622,500 shares of common stock registered under the Registration Statement (including 472,500 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $17 per share for an aggregate initial public offering of $61,582,500.

  In conjunction with the Company's initial public offering, Interwoven paid a total of $4,310,775 in underwriting discounts and commissions. In addition, the following table sets forth the estimated costs and expenses, other than underwriting discounts and commissions, incurred in connection with the offering. None of the amounts shown was paid directly or indirectly to any director, officer, general partner of Interwoven, Inc. or their associates, persons owning 10 percent or more of any class of equity securities of Interwoven, Inc or an affiliate of Interwoven, Inc.

   Securities and Exchange Commission registration fee.............. $   13,900
   NASD filing fee..................................................      5,500
   Nasdaq National Market filing fee................................     95,000
   Accounting fees and expenses.....................................    225,000
   Legal fees and expenses..........................................    425,000
   Road show expenses...............................................     35,000
   Printing and engraving expenses..................................    250,000
   Blue sky fees and expenses.......................................     10,000
   Transfer agent and registrar fees and expenses...................     10,000
   Miscellaneous....................................................    120,600
                                                                     ----------
     Total.......................................................... $1,190,000
                                                                     ==========

  After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to Interwoven, Inc. from the offering were approximately $56.2 million.

  We intend to use the net proceeds from the initial public offering for additional working capital and other general corporate purposes, including increased sales and marketing expenditures, increased research and development expenditures and capital requirements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  In September 1999, the Company obtained written consent of shareholders to the following proposals:

                                           Votes Received Per Proposal
                                   --------------------------------------------
                                      For*    Against* Abstain* Broker Non-Vote
                                   ---------- -------- -------- ---------------
to change the state of
incorporation of the Company from
California to Delaware and to
effect a two-for-three reverse
stock split......................  16,826,678  21,041   23,500        N/A
to approve the form of Indemnity
Agreement proposed to be entered
into by the Company with its
officers and directors...........   8,975,334  74,166   30,253        N/A
to adopt the 1999 Equity
Incentive Plan and reserve
2,900,000 shares of common stock
for issuance thereunder..........  16,836,788   6,422   28,010        N/A
to adopt the 1999 Employee Stock
Purchase Plan and reserve 300,000
shares of common stock for
issuance thereunder..............  16,769,288  75,588   26,344        N/A
to adopt the form of Amended and
Restated Certificate of
Incorporation to be filed
following the closing of the
Company's initial public
offering.........................  16,832,144       0   39,076        N/A

--------
* The number of votes set forth below are adjusted to reflect a two-for-three reverse stock split with respect to the capital stock of Interwoven, Inc.

ITEM 5. OTHER INFORMATION

  Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) List of Exhibits

   Number Exhibit Description
   ------ -------------------
   27.1   Financial Data Schedule (Filed Electronically)

  (b) Reports on Form 8-K: None

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERWOVEN, INC.

                                                  /s/ Martin W. Brauns
Dated: November 9, 1999                   By: _________________________________
                                                      Martin W. Brauns
                                               President and Chief Executive
                                                          Officer
                                                 (Duly Authorized Officer)

Dated: November 9, 1999                            /s/ David M. Allen
                                          By: _________________________________
                                                       David M. Allen
                                                  Vice President and Chief
                                                     Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)