Form 10-K
period 1999-12-31
INTERWOVEN INC
filed 2000-03-30
CIK 1042431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    (No Fee Required)

    For the fiscal year ended December 31, 1999

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    (No Fee Required)

    For the transition period from              to

                        Commission file number 000-27389

                               ----------------
                                INTERWOVEN, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                               77-0523543
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

           1195 West Fremont Avenue, Suite, 2000, Sunnyvale, CA 94087
                                 (408) 774-2000
              (Registrant's telephone number, including area code)

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value;

               Preferred Share Purchase Rights, $0.001 par value;

                    Registered on the NASDAQ National Market

                                (Title of Class)

                               ----------------
   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 22, 2000 was approximately $1,923,273,917 (based on the last reported sale price of $139.625 on March 22, 2000 on the NASDAQ Stock Market).

   The number of shares of Common Stock outstanding as of March 22, 2000 was 23,901,589.

                      DOCUMENTS INCORPORATED BY REFERENCE

                        Document                     Form 10-K Reference
                        --------                    ---------------------
      Proxy Statement for Registrant's 2000 Annual  Part III, Items 10-13
      Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                INTERWOVEN, INC.
                          1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS

                                  PART I
 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    15
 Item 3.  Legal Proceedings..............................................    15
 Item 4.  Submission Of Matters To A Vote Of Security Holders............    15
 Item 4a. Officers Of The Registrant.....................................    15
                                  PART II
 Item 5.  Market For Registrant's Common Stock And Related Stockholder
          Matters........................................................    18
 Item 6.  Selected Financial Data........................................    20
 Item 7.  Management's Discussion And Analysis Of Financial Condition And
          Results Of Operations..........................................    20
 Item 7A. Quantitative And Qualitative Disclosures About Market Risk.....    33
 Item 8.  Financial Statements And Supplementary Data....................    34
 Item 9.  Changes In And Disagreements With Accountants On Accounting And
          Financial Disclosure...........................................    35
                                 PART III
 Item 10. Directors And Executive Officers Of The Registrant.............    36
 Item 11. Executive Compensation.........................................    36
 Item 12. Security Ownership Of Certain Beneficial Owners And
          Management.....................................................    36
 Item 13. Certain Relationships And Related Transactions.................    36
                                  PART IV
 Item 14. Exhibits, Consolidated Financial Statement Schedules And
          Reports On Form 8-K............................................    37
          Exhibit Index..................................................    37
          Signatures.....................................................    40
          Financial Statements...........................................    41
          Financial Statements Schedule..................................    41

                                     PART I

ITEM 1. BUSINESS

   The discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained in this Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. Actual results could differ materially from the results discussed herein. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Factors Affecting Future Results of this document. The Factors Affecting Future Results set forth in other reports or documents we file from time to time with the Securities and Exchange Commission, such as the quarterly reports on Form 10-Q should also be reviewed.

Overview

   Interwoven is a provider of software products and services that help businesses and other organizations manage the information that makes up the content of their web sites. In the Internet industry this is often referred to as "web content management." Our flagship software product, TeamSite, is designed to help customers develop, maintain and extend large web sites that are essential to their businesses. TeamSite incorporates widely accepted Internet industry standards and is designed with an open architecture that allows it to support a wide variety of web authoring tools and web application servers. Using TeamSite, our customers can manage web content, control the versions of their web sites, manage web site contribution and content approval processes, and develop eBusiness applications. TeamSite allows large numbers of contributors across an enterprise to add web content in a carefully-managed process. In addition, our OpenDeploy product allows customers to automate the distribution of web content across multiple web sites. By using our products, businesses can accelerate their time-to-web, lower web operating costs, establish a differentiated presence on the web and attract and retain customers. Currently, we have licensed our software products to 175 customers operating in a broad range of industries. Our customers include AltaVista, AT&T/TCI, BellSouth, Best Buy, Cisco Systems, eBay, E*Trade, FedEx, Gap, General Electric, the U.S. Department of Education, USWeb/CKS, Viacom/Nickelodeon and Yahoo!/GeoCities.

Industry Background

   The use of the Internet to communicate and conduct business is increasing rapidly. Companies are accelerating their movement to the Internet to capitalize on new business opportunities, reach broader consumer audiences and reduce operational costs. Forrester Research estimates that the business-to-consumer Internet commerce market in the U.S. will grow from $7.8 billion in 1998 to $108.0 billion in 2003. In addition, Forrester Research estimates that the business-to-business Internet commerce market in the U.S. will grow from $43.1 billion in 1998 to $1.3 trillion in 2003. In this Form 10-K we refer to business-to-business and business-to-consumer Internet commerce as "e-commerce."

   Migrating to the Web. As leading companies demonstrate revenue growth and achieve competitive advantage by using the Internet, chief executives and other senior corporate decision makers are realizing that eBusiness initiatives are critical for the success of their businesses. As a result, many companies are developing eBusiness applications to enable them to market and sell products and services to consumers online, offer web-based customer self-service programs, implement business-to-business supply chain management solutions, and migrate other operational functions online. IDC estimates that spending on software applications and services for Internet commerce will grow from $7.8 billion in 1998 to $53.8 billion in 2002. In this prospectus we refer to the use of the Internet to conduct business generally as "Internet commerce" or "eBusiness."

   Moving Online Successfully. To compete online and to capitalize on Internet revenue opportunities, businesses must rapidly build a differentiated presence on the web and must continuously maintain and extend that presence. Since first-mover advantage is amplified on the web, companies must deploy high quality eBusiness applications quickly to create an online brand and establish a loyal base of customers. Accelerating the time required to develop and deploy eBusiness applications, or time-to-web, is essential to attracting customers and generating revenue opportunities. In addition, to retain customers, a company must differentiate its web site from competing sites by offering rich, accurate and relevant content. Once customers discover value in a web site, they may be less likely to visit competing web sites. Web site reliability is also important, since customers are only a click away from competitors' sites and may lose patience with an incomplete or non-functioning web site. Moreover, poor quality web sites can easily damage a business' online brand.

   Evolving Web Sites. As a result of this competitive environment and the available online business opportunities, web sites have rapidly evolved from simple online corporate brochures to complex online storefronts. Early web sites contained relatively limited content, consisting primarily of static text and simple graphics. This content was infrequently updated and web sites required only a few developers to build and maintain them. Today, companies are seeking to differentiate their online presence and to become leaders on the Internet by transforming their businesses through sophisticated eBusinesses applications featuring content-rich web sites. In many cases, the content on these web sites must be updated on a daily or hourly basis to meet consumer expectations and to exploit emerging business opportunities. For example, a large online retailer may need to showcase tens of thousands of products through the use of graphic images and product descriptions. All of this information must be continuously refreshed as products are introduced or discontinued and as descriptive product information is revised. As the volume of web content has grown and sophisticated eBusiness applications have emerged, the responsibility for the development and management of web content has shifted from a few developers in small web teams to many contributors working in different departments across the enterprise. Furthermore, the large number of web authoring tools and web application servers required by these applications have contributed to the increasing technological complexity involved in developing these web sites.

   Managing Web Content. Web content, such as high-resolution graphics, audio segments, video clips, hyperlinked text and executable software, is the basis for every web page and most eBusiness applications. IDC estimates that the number of web pages will grow from 925 million in 1998 to 13.1 billion in 2003. In addition, complex eBusiness initiatives may contain hundreds of thousands of web pages. This dramatic growth in content has created a strong need for solutions to content management problems. These solutions must be highly automated to accommodate the volume, complexity and variability of this web content. In addition, these solutions must leverage existing investments in information technology, be highly scalable, and enable participation by increasing numbers of content contributors. IDC estimates that one of the markets in which we participate, which IDC refers to as the "web development life-cycle management software" market, will grow from $76.4 million in 1998 to $1.6 billion in 2003.

   Market Opportunity. Until recently, businesses have attempted to satisfy their web content management needs largely through in-house solutions. In-house solutions can be expensive and difficult to maintain, which can increase the risk of delaying the launch of important eBusiness initiatives. For example, in-house solutions may need to be extensively re-engineered each time a new web authoring tool or eBusiness application is introduced. Other businesses have used third-party solutions, typically turning to either workgroup software or web publishing software. Workgroup software is generally designed to enable small groups of developers to manage relatively simple web sites. They generally do not scale to support large numbers of contributors or the increasing complexity and volume of web content. Using workgroup software may impair a company's ability to deliver up-to-date and accurate web content. Web publishing software is generally designed only to collect and display information on a web site, and because it is often proprietary, does not accommodate many popular web authoring tools or web application servers. In addition, other third-party solutions do not allow large numbers of contributors to add content to a web site, do not allow web teams to work on applications simultaneously, and do not integrate new web technologies easily, thereby slowing the deployment of eBusiness initiatives.

   With the proliferation of eBusiness initiatives, the need has emerged for a common infrastructure, or "platform," that can enable large and diverse groups of content contributors, accommodate popular web authoring tools, and integrate to leading web application servers. An open architecture for such a platform enables customers to leverage their existing investments in information technology and facilitates rapid adoption of new web technologies and standards.

The Interwoven Solution

   Interwoven provides web content management software that serves as a platform from which its customers may develop multiple eBusiness applications. Our software products are specifically designed to help our customers rapidly and efficiently build, maintain and extend large web sites and eBusiness initiatives that are essential to their businesses.

   A multi-layer graphical representation of web software positioning from development to delivery. The top layer consists of four boxes. The box on the far left reads "Customer Relationship Management." The next box to the right reads "Electronic Commerce." The next box to the right reads "Knowledge Management." The next box to the right reads "Global Supply Chain." The layer immediately below the top layer reads "Web Application Servers." The next layer down contains the Interwoven logo and reads "Deploy," "QA" and "Develop" and a description to the left of the layer reads "Content Management." The next layer down reads "Web Authoring Tools." The bottom layer consists of three boxes. The box on the far left reads "Non-Technical Contributors." The next box to the right reads "Business Contributors." The next box to the right reads "Technical Contributors."

   Our products offer customers the following primary benefits:

   Accelerate eBusiness Revenue Opportunities. Our products enable customers to migrate their businesses to the web rapidly, thereby increasing their ability to generate more revenues and compete more effectively. Today, the volume and complexity of web content and the number of eBusiness applications continue to grow so rapidly that it can be difficult for businesses to meet their web site development schedules. Our products enable customers to develop and deploy multiple eBusiness applications simultaneously. This approach allows companies to complete their eBusiness initiatives more rapidly. In addition, our products allow content contributors to perform quality assurance functions on content modifications, which significantly reduces testing time.

   Reduce Cost of Web Operations. Complex web sites can consist of up to hundreds of thousands of pages containing both static and dynamic content supplied by departments throughout the enterprise. As a result, these sites can be expensive to deploy and manage. Our products lower the costs of web operations primarily by reducing the dependency on specialized web development personnel and by improving operating efficiency through automation of workflow processes, such as task assignment, routing, and approval. Automated workflow processes can reduce the time required to assemble, test and validate new web content. In addition, our products support evolving web standards and our open architecture is compatible with third-party web authoring tools and web application servers. As a result, businesses can productively leverage their existing information technology infrastructure.

   Create Highly Differentiated Web Sites. To attract and retain online customers, today's leading web sites continuously enhance their users' online experience. Businesses seek to achieve this by introducing new web technologies and refreshing content frequently. The open architecture of our products facilitates rapid integration of new web technologies and simultaneous development of multiple eBusiness applications, such as global supply chain management, customer relationship management, knowledge management and e-commerce applications. In addition, our products are highly scalable, permitting the collaborative efforts of hundreds of contributors to be coordinated as the need arises.

   Improve Web Site Quality. Protecting brand and image online has become critical for companies doing business on the Internet. Non-functioning or poor quality sites can significantly harm a business' online brand.

With TeamSite, companies can create reliable, high-quality web sites. TeamSite enables our customers to conduct comprehensive testing of the entire web site as it is built, updated or extended. In addition, TeamSite promotes individual accountability, and faster and more accurate authoring, by enabling all web developers and content contributors to control their own portion of the quality assurance and test process. This improves a site's overall quality. By using sophisticated workflow processes to maintain quality control, TeamSite also ensures that no unauthorized or unapproved content or application is deployed to the customer's site.

The Interwoven Strategy

   Our goal is to establish our software as the platform of choice for web content management across the enterprise. To achieve this goal, we intend to pursue the following key strategies:

   Establish Position as a Leading Provider of Content Management Software Products. We intend to establish our leadership in content management solutions by continuing to offer comprehensive, easy-to-use software products. Our feature-rich products address our customers' complete eBusiness life-cycle needs as they build, maintain and extend their web sites. We intend to extend that leadership position by introducing enhanced web content management products that assist our customers in accelerating their eBusiness initiatives, and aggressively increasing our sales and marketing efforts.

   Become the Preferred Web Development Platform for Industry-Leading Internet Technology Vendors. We intend to increase demand for our products among the customers of industry-leading Internet technology vendors. We intend to do so by providing a robust web development platform to complement their own eBusiness production applications. Unlike existing closed-architecture, or proprietary products, our products are designed to integrate easily with the products of industry-leading technology providers. This is attractive to Internet technology vendors because it expands their markets and eliminates costly integration and customization. We intend to continue to strengthen our existing relationships with vendors such as Art Technology Group, Bluestone, BroadVision, IBM, InterWorld, Microsoft and Netscape. We also intend to enter into additional relationships with other leading technology providers, including additional reseller relationships. We believe our products can become widely adopted as a standard web development platform across Internet technology vendors.

   Expand Relationships with Systems Integrators and Internet Professional Services Firms. We have begun establishing relationships with leading systems integrators, such as Andersen Consulting and KPMG, and Internet professional services firms, such as USWeb/CKS and iXL. These firms provide consulting services to assist their clients in designing and developing eBusiness applications. Our existing relationships with the leading systems integrators and Internet professional services firms have allowed us to expand our market reach and increase our access to senior decision makers. These firms have significant influence on a customer's technology selection, and their recommendations represent significant endorsements. We intend to continue to expand and build additional relationships with key systems integrators and Internet professional services firms.

   Extend our Technology Leadership Through Adherence to Industry
Standards. Our products integrate easily and cost-effectively with web authoring tools and web application servers offered by other Internet technology vendors. In addition, our products have been designed to meet the demanding openness and scalability required of Internet software products. Our open architecture supports web authoring tools and web application servers that adhere to industry standards. The scalability of our products allows customers to manage hundreds of thousands of computer files that contain web content and enables hundreds of employees throughout the enterprise to contribute web content. We intend to continue to invest significantly in research and development to increase the functionality of our products while adopting industry standards. We also intend to continue to participate actively in the promotion of industry standards, such as XML.

   Increase International Sales. As the Internet adoption rate accelerates overseas, we believe that significant international market demand will exist for content management solutions, especially in Europe and Asia. We intend to devote significant resources to penetrate international markets. To that end, we have begun expanding our overseas direct and indirect sales channels and our international marketing presence. We have recently opened an office in Australia and the United Kingdom, and intend to open additional offices in Europe and the Pacific Rim during the next twelve months.

Products and Services

   Our product line consists of TeamSite, our web content management product, and OpenDeploy, our web content replication and syndication product. We generally license our products on a per-server and per-user basis and occasionally on an enterprise or site license basis. We also provide services, including professional services, maintenance and support.

   The following table highlights the features of our products:

      Product                  Description                 Server Platforms
-------------------------------------------------------------------------------
                   Server-based content management
  TeamSite 4.2     application                          . Sun Solaris
                   .  allows numerous developers and    . Windows NT
                      contributors to add content to
                      a web site
                   .  interoperates with leading web
                      authoring tools and web
                      application servers
                   .  SmartContext Editing allows
                      direct edits to web site
                      content through a simple
                      browser interface
                   .  supports simultaneous eBusiness
                      application development and
                      deployment
                   .  offers real-time testing
                      capability and sophisticated
                      workflow processes
                   .  offers comprehensive file
                      versioning and whole-site
                      versioning

-------------------------------------------------------------------------------

                   Server-based content templating
    TeamSite       application                          . Sun Solaris
                   .  allows content contribution
    Templating        using standard templates          . Windows NT
                   .  promotes participation from
                      non-technical contributors
                   .  allows contribution through
                      standard web browsers
                   .  optional software module
                      licensed with TeamSite

-------------------------------------------------------------------------------

    TeamSite       Reporting and auditing application   . Sun Solaris
                   .  allows administrators to
    Global Report     monitor system activity           . Windows NT
    Center         .  delivers sophisticated
                      reporting and auditing
                      functionality
                   .  optional software module
                      licensed with TeamSite

-------------------------------------------------------------------------------

                   Content replication and
  OpenDeploy 4.2.0 distribution application             . Sun Solaris
                   .  transfers content among           . Windows NT
                      multiple web servers
                    simultaneously                      . IBM AIX
                   .  enables automated scheduling of   . Silicon Graphics IRIX
                      web site updates
                   .  ensures conformity of web site    .Linux
                      roll-out
                   .  offers secure and transactional
                      content deployment over the
                      Internet

TeamSite--Content Management

   Our flagship product, TeamSite, is a software product that is designed to develop, maintain and extend large web sites.

   Web Content Management. TeamSite is designed to version, manage and control all web content. It supports parallel, distributed content contribution across the enterprise. TeamSite allows large numbers of contributors across an enterprise to add web content in a carefully-managed process. TeamSite is compatible with leading web authoring tools and web application servers, allowing businesses to leverage existing investments in information technology systems, content and expertise. This enables a faster time-to-web for eBusiness initiatives. TeamSite captures and stores the history of all modifications to the web content. These content histories, or versions, are managed and tracked for individual web files and for whole web sites.

   Workflow. TeamSite is designed for a diverse group of users, including non-technical and technical users, participating in building and contributing content to the web site operations. To facilitate the management of these web content contributors, TeamSite automates workflow processes such as task assignment, resource scheduling, content routing, content approval and web site release.

   Web Application Development. TeamSite provides programmers with a software development system that accommodates their choice of software development tools. TeamSite's computer file versioning features allow programmers to track software code modifications. Using TeamSite, programmers can reduce the time required to build, install and test the developed software code by working in a copy of the running web site.

   The architecture of TeamSite enables businesses to implement it without making significant changes to their existing web content or systems architecture, resulting in rapid implementation. Additionally, TeamSite's open architecture allows customers to use their preferred web content authoring software, web application servers and other web-based technologies. TeamSite currently operates on Sun Solaris and Microsoft Windows NT operating systems. TeamSite was first shipped in May 1997. We first shipped the current version of TeamSite, TeamSite 4.0, in October 1999.

   We also license optional software modules with TeamSite that extend its functionality. TeamSite Templating allows web content to be contributed using customer-defined templates, thereby eliminating the need for contributors to be familiar with HTML or client-side applications. TeamSite Global Report Center enables TeamSite administrators to generate reports on web operations activity.

OpenDeploy--Content Replication and Syndication

   Our OpenDeploy software product transfers web content from development to production web servers. OpenDeploy allows users automatically and precisely to distribute the same web content to numerous servers that can be located in one or multiple sites. This "synchronizes" web content so that regardless of which server your request for a web page reaches, you view the same content. By automating this process, businesses can maximize the availability of their web sites and minimize the time required for users to access content offered by those sites. Customers using OpenDeploy can also automate the scheduled deployment of content. We believe that OpenDeploy provides the most effective method for distribution and integration of dynamic content across web sites.

   OpenDeploy is typically licensed with TeamSite by our customers, but it may be used on a stand-alone basis. OpenDeploy encrypts content for secure transfer over TCP/IP. The version of OpenDeploy shipped within the United States uses 128-bit SSL encryption. Due to U.S. export regulations, the international version does not utilize encryption. OpenDeploy operates on Sun Solaris, Microsoft Windows NT, IBM AIX and Silicon Graphics IRIX, and Linux operating systems. We first shipped OpenDeploy in January 1998. The current version of OpenDeploy 3.1.2, was first shipped in November 1999.

Interwoven Services

   Our services organization consists of 60 professional employees who utilize a comprehensive methodology to deliver our web content management products to our customers. These services professionals may configure each solution they deliver to meet the specific needs of the customer. We sell our services in conjunction with licenses of our software products. These services include:

  .  needs analysis and web operations strategy;

  .  software installation and configuration support;

  .  project management;

  .  workflow mapping;

  .  content and web site release management; and

  .  education and training.

   In addition to professional services, we offer various levels of product maintenance to our customers. Maintenance services are typically subject to an annual, renewable contract and are typically priced as a percentage of product license fees. Customers under maintenance contracts receive technical product support and product upgrades as they are released throughout the life of the maintenance contracts.

Technology

   We believe that our technology offers our customers and partners a highly-scalable web content management solution that is implemented through an open architecture that incorporates widely accepted Internet industry standards and supports a wide variety of web-based software applications. Our products are specifically designed for the web. Our customers typically use our technology as the platform to manage their enterprise-wide web content operations.

   Collaboration Through Work Areas, Staging Areas and Editions. TeamSite provides a virtual work area for each contributor. A virtual work area is a local, desktop web site representation that appears to a contributor as a complete, fully-functioning web site. This provides web developers and contributors the ability to see changes instantaneously in the development environment as they would appear in the actual production site. This approach improves quality by promoting individual accountability, allowing web developers to discover costly bugs and helping web contributors prevent deployment of inaccurate content to the production site. Users submit revised content from work areas to a common staging area, a pre-production version of the web site which consolidates web site changes. After the consolidated changes in the staging area are approved, the next edition of the production site can be authorized and deployed. This content management process makes site-level rollbacks, site recovery and site audits possible.

   Content Versioning. TeamSite captures the history of modifications to web content within each contributors' work area as well as the content within the common staging area. Our comprehensive content versioning technology allows customers to record and manage all web content modifications and capture complete histories of all web files. TeamSite Global Report can then be used to audit and report on historical changes made to a company's web files and site.

   Whole-Site Versioning. An extension of our techniques for content versioning allows TeamSite to capture editions of the entire web site. As the content for an edition of an entire web site is approved, a full version of this site can be captured and recorded providing a complete history of whole site editions. This provides customers with an effective way to review and roll back to previous editions of their web sites as necessary for audit, disaster recovery and compliance requirements.

   Concurrent Development. TeamSite supports multiple contributors working on a single project, and multiple teams working on many projects simultaneously, by utilizing a technique we refer to as branching. A development branch typically consists of many work areas connected to one staging area. Branches, for example, might represent a company's intranet and extranet sites. When required, the content within these independent branches can be synchronized.

Templating

   Our TeamSite Templating module enables non-technical content contributors to add content through customer-specific style templates, allowing a preferred look and feel to be leveraged where desired.

Product Features

   Open Architecture. Our architecture incorporates widely accepted Internet industry standards and supports a wide variety of web-based software applications to integrate into our customers' heterogeneous environments. As a result, TeamSite also integrates with commercially available content web authoring tools and web application servers that adhere to industry standards. This allows our customers' content contributors to use their favorite web authoring software. For example, a graphics designer may use Adobe Photoshop, a layout expert may use Macromedia Dreamweaver, and a non-technical contributor may use Microsoft Office 2000, to add content to a site. In addition, TeamSite's browser interface has been developed primarily in Java and JavaScript.

   Project Management and Workflow. TeamSite allows customers to manage web development tasks through automated workflow processes, such as task assignment, resource scheduling, routing and approval. This enables TeamSite users to build, enforce and automate the business processes necessary to maintain high-quality web sites.

   Ease of Use. Our SmartContext Editing feature provides non-technical users with a simple and efficient interface for contributing content as they browse through the web site. With SmartContext Editing, non-technical contributors are only required to be familiar with a web browser. For web sites with many content contributors, TeamSite offers an easy to use, sophisticated technique for tracking multiple content changes and merging them to a single file.

   Deployment and Content Syndication. OpenDeploy allows customers to deploy content to numerous web sites through a single transaction to ensure consistent site roll-outs. In addition, it can be used to deploy and run application programs automatically as well as to replicate content from relational databases. OpenDeploy can also be used in an encrypted mode for the secure deployment of content over the Internet.

Scalability, Performance and Availability

   Scalability and Performance. TeamSite uses a multi-threaded approach to promote faster server performance through parallel software code execution. It also uses C++ and object-oriented programming to promote scalability and performance. In addition, OpenDeploy can distribute content to a single or to multiple production web servers simultaneously. This content replication functionality meets the requirements for the most demanding web sites that are often located on geographically dispersed servers.

   Availability. Our design also promotes reliability and availability by allowing customers to employ their normal data backup and recovery tools. In addition, critical data is duplicated, providing the necessary redundancy for data recovery to minimize the potential for data loss.

Industry Standards

   Open to All Files, Tools and Applications. Unlike proprietary, closed implementations, our products have been developed to accommodate industry leading Internet technologies, such as XML and Java, and other evolving industry standards. The TeamSite server presents its content through popular file management systems such as Unix Network File System and Microsoft Windows Network File System.

   eXtensible Markup Language. XML provides customers the ability to integrate new applications and data with other XML-compliant technologies and legacy applications. Together with companies such as Microsoft and IBM, we are a sponsoring member of OASIS, an industry association promoting XML standards. Our products use and support XML, and promote XML for data and content exchange.

Customers

   Our products and services are marketed and sold to a diverse group of customers operating in a broad range of industries. Our customers include both established companies migrating their operations online and new companies formed specifically to deliver products and services over the Internet. These customers typically consider the web and their web operations to be critical to their future success.

   As of December 31, 1999, 175 companies had licensed our products. In 1999, no customer accounted for ten percent or more of our total revenues. The following table is a representative list of our customers. Each of these customers had purchased more than $100,000 in licenses and services from us.

Technology                Telecommunications/Utilities    Retail


AIM Technology            Alltel                          Asimba
AltaVista                 AT&T/TCI                        Asset Depot.com
Ascend/Lucent             Azurix                          Best Buy
Canon Computer Systems    BellSouth                       Birthday Express.com
Cisco Systems             Interpath                       Bizbuyer
Consensus                 Pennyslvania Power & Light      Brandwise.com
Doublebill.com            Salt River Project              eBay
Electronic Arts           Sempra Energy                   eBookers.com

Hitachi                                                   Gap
Honeywell International   Consulting Services             Learning Curve International

How 2 HQ                                                  Lowes
iNextv                    American Management Systems     National Automotive
Intraware                 Cenquest                          Parts Association
LookSmart                 Dahlin, Smith & White           Paper Exchange
MicroAge                  Hewitt Associates               Petopia
NCR                       iXL                             Petstore.com
Network Associates        MacLaren McCan                  PlanetRx.com
Nortel Networks           Opus 360                        Royal Caribbean
Novell                    Origin International            Cruises
PMC Sierra                Single Source IT                Service Master
Storagetek                Targetbase                      Shoplink
Sun Microsystems          USWeb/CKS                       SmallOffice.com
TechRepublic                                              Tesco
Tivoli                                                    VitaminShoppe.com
Xerox                                                     Walgreens
Yahoo!/GeoCities

Financial Services             Media/Entertainment        Industrial/Transportation


ABN Amro                       Ancestry.com               American Airlines
AG Edwards                     Ask Jeeves                 Boeing
AON Service                    ChipCenter                 Carlson Companies
FleetBoston                    Clubmom                    Clorox
Barclays Global                CondeNet                   FedEx
Block Financial                Discovery Online           General Electric
Credit Suisse                  Earthweb                   Gordon Food Services
 First Boston                  Educational Testing ServicePhoenix Group
Charles Schwab                 Egreetings                 United Airlines
Channel Point                  HearMe.com                 Whirlpool
Edward Jones & Co              Hearst New Media           W.W. Grainger
E*TRADE                        Hungry Minds               Yellow Services

Fidelity Investment            Lawloop.com                Government/Professional
Ford Motor Credit              Los Angeles Times          American Bar
Frank Russell                  Loquesa.com                Association
John Hancock                   Mars Music.com             Federal Bureau of
Minnesota Life                 Monster.com                Prisons
Sun Bank                                                  U.S. Department of
                                                          Justice

                               MTVN-Online
Health                         myPlay
                                                          U.S. Department of

                               National Public
Baxter Healthcare                Radio/Minnesota             Education
Blue Cross California            Public Radio             U.S. Postal Service
Empire Blue Cross and Blue Shield
                               Netflicks.com
Healthstream                   PhotoDisc
Kaiser                         Quokka Sports
PacificCare                    SmartAge
Principal Life Insurance       Sega
                               Tavolo
                               Viacom/Nickelodeon
                               whynotu.com

Technology Vendors and Service Providers

 Technology Vendors

   To ensure that our products are well integrated with related web technologies, we work with vendors of web authoring tools and web application servers. Web authoring tools, such as Macromedia's Dreamweaver, Microsoft's Office 2000 and Adobe's Photoshop, provide the content that we manage. Web application servers, such as Akamai's FreeFlow, Art Technology Group's Dynamo, Bluestone's Sapphire/Web, BroadVision's One-to-One Commerce, IBM's Net.Commerce and Websphere, Interworld's Commerce Exchange, Intershop's efinity, Microsoft's SiteServer and net.Genesis' net.Analysis, distribute the content managed by our software over the Internet. We have developed specific product interfaces for some of these companies, such as software and service modules for BroadVision and ATG, and some companies refer customers to us or resell our products. BroadVision and Bluestone, for example, resell our products.

 Service Providers

   We work with leading systems integrators, including Andersen Consulting, Cambridge Technology Partners, Computer Sciences Corporation, EDS, Ernst & Young, and KPMG, and Internet professional services firms, including Agency.com, AnswerThink, iXL and USWeb/CKS. Our prospective customers frequently retain the services of these firms for the delivery and implementation of eBusiness applications, and these firms may recommend a content management solution as part of the eBusiness application they deliver. We intend to devote significant resources to develop these relationships further.

   We believe that these relationships with these entities are essential as we continue to seek to integrate our products with current and future web technologies and deploy and implement our solution at customer sites. Our relationships with technology providers and service providers are not binding, however, and can be terminated by these providers at any time.

Sales and Marketing

   To date, we have sold our products and services primarily through our direct sales force in North America and Europe. As of December 31, 1999, we had 67 professionals in our direct sales force, of which 63 were located in the United States and 4 were in Europe. We intend to increase the size of our direct sales force and establish additional sales offices domestically and internationally. In May 1999, we opened our first international sales office in the United Kingdom to support the management of direct and indirect sales channels in Europe.

   We are also aggressively developing our indirect sales channel by expanding our relationships with leading Internet technology vendors, Internet professional services firms and systems integrators that recommend and, when appropriate, resell our products. For example, BroadVision and Bluestone currently resell our products.

   We believe that demand is increasing for content management solutions such as those we sell. We may not be able to expand our sales and marketing staff, either domestically or internationally, to take advantage of any increase in demand for those solutions. Our failure to expand our sales and marketing organization or other distribution channels could materially adversely affect our business. See "Factors Affecting Future Results--We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area where competition for personnel is extremely intense."

Research and Development

   We invest significantly in research and development to enhance our current products, and develop new products. Our research and development expenses were $884,000 in 1997, $1.8 million in 1998 and $4.2 million in 1999. We expect that we will increase our product development expenditures substantially in the future. As of December 31, 1999, 36 employees were engaged in research and development activities and we plan to continue to hire additional engineers to further our research and development activities. Our business could be harmed if we were not able to hire and retain the required number of engineers. See "Factors Affecting Future Results--We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area where competition for personnel is extremely intense."

   We may fail to complete our product development efforts within our anticipated schedules, and even if completed, the products developed may not have the features necessary to make them successful in the marketplace. Future delays or problems in the development or marketing of product enhancements or new products could harm our business. See "Factors Affecting Future Results-- Difficulties in introducing new products and upgrades in a timely manner will make market acceptance of our products less likely."

Competition

   The market for content management solutions is rapidly emerging and is characterized by intense competition. We expect existing competition and competition from new market entrants to increase dramatically. A growing number of companies are vying to provide web content management solutions. In this market, new products are frequently introduced and existing products are often enhanced. In addition, new companies, or alliances among existing companies, may be formed that may rapidly achieve a significant market position.

   Potential customers may have developed in-house solutions which might make it more difficult for us to sell products to them. We compete with third-party content management solution providers, primarily Vignette, and, to a lesser extent, with workgroup solutions, and content publishing application providers. We may face increased competition from these providers in the future. Other potential competitors include client/server software vendors which are developing or extending existing products which address our market. In addition, although we currently partner with a number of companies that provide complementary products such as web tools, enterprise document repositories and web servers, they may introduce competitive products in the future. Other large software companies, such as Microsoft and IBM, may also introduce competitive products. Many of our existing and potential competitors have greater technical, marketing and financial resources than we do.

   We believe that competitive factors in the web content management industry include:

  .  the quality, scalability and reliability of software;

  . functionality that enables a broad base of contributors to add and modify web content;

  . interoperability with all leading web authoring tools and web application servers based on industry standards;

  .  ability to provide advanced workflow functionality;

  .  the ability to leverage existing information technology infrastructure;
     and

  .  adherence to emerging industry standards, including XML.

   We believe our products compete favorably on each of these factors.

Proprietary Rights and Licensing

   Our success depends upon our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions, to protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. We currently do not have any issued United States or foreign patents, but we have applied for one U.S. patent. It is possible that a patent will not issue from our currently pending patent application. These legal protections afford only limited protection for our technology. Our license agreements impose restrictions on our customers' ability to utilize our software. We also seek to protect our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. There can be no assurance that all employees or consultants have signed or could sign these agreements. Due to rapid technological change, we believe that factors such as the technological and creative skills of our personnel, new product developments and enhancements to existing products are equally as important as the various legal protections of our technology to establishing and maintaining a technology leadership position.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult and while we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

Any resulting litigation could result in substantial costs and diversion of resources and could seriously harm our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could seriously harm our business, operating results and financial condition.

   To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by us with respect to our current or future products. We expect that developers of web-based commerce software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful infringement claim against us and our inability to license the infringed technology or develop or license technology with comparable functionality could seriously harm our business, financial condition and operating results. See "Factors Affecting Future Results--We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business."

ITEM 2. PROPERTIES.

   Our principal office occupies approximately 40,000 square feet in Sunnyvale, California, under a lease that expires in August 2003. In addition, we also lease sales and service offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, London, Los Angeles, New York City, Seattle and Washington, D.C. We believe that our existing facilities will be adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   On October 1, 1999, the Company obtained written consents of stockholders to amend the Company's certificate of incorporation. The proposal received the following votes:

     For        Against        Abstain        Broker Non-Vote
  -------------  ------------------ ------------------ ------------------
   13,198,590         0           0            N/A

ITEM 4A. OFFICERS OF THE REGISTRANT.

   The following table presents information regarding our executive officers as of December 31, 1999.

             Name            Age                    Position
             ----            ---                    --------
   Martin W. Brauns.........  40 President, Chief Executive Officer and Director
   David M. Allen...........  41 Vice President and Chief Financial Officer
   Michael A. Backlund......  45 Senior Vice President of Worldwide Sales and
                                 Field Operations
   Jeffrey E. Engelmann.....  38 Vice President of Product Marketing and
                                 Technology Partnerships
   Jack S. Jia..............  36 Vice President of Engineering
   Jozef Ruck...............  48 Vice President of Corporate and Channels
                                 Marketing
   John Van Siclen..........  43 Vice President of Corporate Development

   Martin W. Brauns has served as our President, Chief Executive Officer and member of the Board of Directors since March 1998. Before joining Interwoven, Mr. Brauns served as President and Chief Operating Officer of Sqribe Technologies, Inc., a software company from July 1997 to November 1997. From March 1996 to June 1997, Mr. Brauns served in a number of positions, including most recently as Vice President of North American Sales, at Informix Software, Inc., a software company. From 1992 to January 1996, Mr. Brauns served as Vice President of Worldwide Sales of Adaptec Inc., a hardware and software manufacturer. Mr. Brauns holds a Bachelor of Science in international business and a Master of Business Administration from San Jose State University.

   David M. Allen has served as our Vice President and Chief Financial Officer since joining Interwoven in March 1999. Before joining Interwoven, Mr. Allen served as Vice President and Chief Financial Officer of Object Systems Integrators, Inc., a telecommunications network management company, from July 1996 to March 1999. From 1985 to July 1996, he served in a number of positions, including most recently as Vice President and Chief Financial Officer, at Telecommunications Techniques Corporation, a communications test equipment manufacturing company. Mr. Allen holds a Bachelor of Science in accounting from the University of Maryland.

   Michael A. Backlund has served as our Senior Vice President of Worldwide Sales and Field Operations since October 1999. From May 1998 to October 1999, he served as our Vice President of Worldwide Sales. From January 1997 to May 1998, Mr. Backlund served in a number of positions at Computer Associates International, a software company, including most recently as Vice President of Divisional Sales. Prior to joining Interwoven, he was a founder of CMS Communications, Inc., a telecommunications equipment company, and served in a number of capacities from August 1986 to December 1996, including most recently as Vice President of Sales and Marketing. Mr. Backlund holds a Bachelor of Arts and a Master of Arts in economics from the University of Southern California.

   Jeffrey E. Engelmann has served as our Vice President of Product Marketing and Technology Partnerships since January 2000. From January 1999 through December 1999, he served as our Vice President of Business Development. Before joining Interwoven in January 1999, Mr. Engelmann served as Executive Operations Officer of the Internet division of IBM. From 1991 to December 1997, he served in a number of development, consulting and sales positions within IBM, including most recently as Business Unit Executive of eBusiness Solution Sales. Mr. Engelmann holds a Bachelor of Science in chemical engineering and an Bachelor of Arts in computer science from the University of Wisconsin at Madison.

   Jack S. Jia has served in a variety of positions, including most recently as our Vice President of Engineering, since joining Interwoven in January 1997. Prior to joining Interwoven, Mr. Jia was a founder of V-Max America, Inc., a computer distribution company, and served as the Chief Executive Officer from June 1993 to October 1998. From May 1995 to January 1997, he served as a Project Manager at Silicon Graphics, Inc., a computer systems company, and from January 1993 to May 1995, he served in a number of senior engineering positions at Sun Microsystems, Inc., a computer systems company. Mr. Jia holds a Bachelor of Science in electrical engineering and a Master of Science in computer science from the Northern Jiao-Tong University, Beijing, a Master of Science in electrical engineering from Polytechnic University of New York, and a Master of Business Administration from Santa Clara University.

   Jozef Ruck has served as our Vice President of Corporate and Channels Marketing since January 2000. From March 1999 through December 1999, he served as our Vice President of Marketing. From April 1997 to April 1999, Mr. Ruck served in a number of positions at Genesys Telecommunications Laboratories, a call center software company, including most recently as Vice President of Customer Marketing. From September 1994 to March 1997, he served in a number of positions, including most recently as Western Region Sales Director, at Network Appliance, Inc., a data storage company. Mr. Ruck holds a Bachelor of Science in mechanical engineering from Oregon State University and a Master of Business Administration from Santa Clara University.

   John Van Siclen has served as our Vice President of Corporate Development since joining Interwoven in December 1999. Before he joined Interwoven, Mr. Van Siclen served as President and Chief Executive Officer of Perspecta, Inc., a start-up Internet software company, from February 1997 to November 1999. Perspecta was acquired by Excite@Home in October 1999. From February 1996 to February 1997, Mr. Van Siclen served as Vice President, Alternate Channels at Informix Software, Inc., a database software company. From 1990 through January 1996, Mr. Van Siclen held various sales and marketing management positions, including, most recently, Vice President of Worldwide Sales and Marketing at NetFrame Systems, a network systems company. Mr. Van Siclen holds a Bachelor of Arts in history from Princeton University.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

   Our common stock has been quoted on the Nasdaq National Market under the symbol "IWOV" since our initial public offering on October 8, 1999. Before then, there was no public market for our common stock. The following table shows, for the periods indicated, the high and low prices per share of our common stock.

                                                                     Price
                                                                 --------------
                                                                  High    Low
                                                                 ------- ------
     1999:
       Fourth quarter (starting October 8, 1999)................ $177.88 $36.75

   As of December 31, 1999, we had approximately 239 stockholders of record. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

   On March 22, 2000 the closing sale price of the Common Stock was $139.625 per share. On that date, there were 249 holders of record.

Dividends

   We have never declared or paid cash dividends on our common stock or other securities, and we do not anticipate paying a cash dividend in the foreseeable future. Our lines of credit currently prohibit the payment of dividends.

Use of Proceeds from Sales of Registered Securities.

   Our initial public offering of Common Stock was effected through a registration statement on Form S-1 (Registration No. 333-83779) that was declared effective by the SEC on October 7, 1999 and pursuant to which we sold an aggregate of 3,622,500 shares of our Common Stock.

   As of December 31,1999, we had used the estimated aggregate net proceeds of $56.2 million from our initial public offering as follows:

Construction of plant, building and facilities:        $         --
Purchase and installation of machinery and equipment:            --
Purchases of real estate:                                        --
Acquisition of other businesses:                                 --
Repayment of indebtedness:                               1.3 million
Working capital:                                                 --
Short-term investments:                                 38.4 million
Long-term investments:                                  16.5 million
Other purposes:                                                  --

   The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

Recent Sales of Unregistered Securities

   From January 1, 1999 to June 30, 1999, we granted stock options to purchase 1,333,257 shares of our common stock at exercise prices ranging from $0.39 to $2.25 per share to our employees, consultants, directors, and other service providers under our 1998 Stock Option Plan. During the period from January 1, 1999 to June 30, 1999, covered by this report, we issued and sold an aggregate of 858,697 shares of our common stock to employees, consultants, directors and other service providers at exercise prices ranging from $0.03 to $2.25 per share under direct issuances or exercises of options granted under our 1996 Stock Option Plan and 1998 Stock Option Plan. These securities were not registered under the Securities Act of 1933, as amended (the Securities Act") in reliance upon the exception provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder for transactions by an issuer not involving a public offering. All shares purchased under our 1996 Stock Option Plan and 1998 Stock Option Plan are subject to our right to repurchase such shares at their original exercise price. The repurchase feature generally expires for 25% of the shares after the first year of service then expires ratably over the next 36 months.

   During the period from October 1, 1999 to October 7, 1999, we granted stock options to purchase 241,238 shares of our common stock at exercise prices ranging from $11.00 to $17.00 per share to our employees, consultants, directors, and other service providers under our 1998 Stock Option Plan. During the period from October 1, 1999 to October 7, 1999, we issued and sold an aggregate of 125,914 shares of our common stock to employees, consultants, directors, and other service providers at exercise prices ranging from $0.18 to $14.00 per share under direct issuances or exercises of options granted under our 1996 Stock Option Plan and 1998 Stock Option Plan. These securities were not registered under the Securities Act in reliance upon the exception provided by Section 4(2) of the Securities Act and/or Rule 701 promulgated thereunder for transactions by an issuer not involving a public offering. All shares purchased under our 1996 Stock Option Plan and 1998 Stock Option Plan are subject to our right to repurchase such shares at their original exercise price. The repurchase feature generally expires for 25% of the shares after the first year of service then expires ratably over the next 36 months.

   On October 7, 1999, the Company issued to private investors 88,439 and 4,335 shares of Series B Preferred Stock, upon exercise of warrants to purchase Series B Preferred Stock issued in January 1997, for an aggregate cash consideration of approximately $113,750 and upon a net exercise, respectively. These shares of Series B Preferred Stock converted automatically to 62,107 and 3,044 shares of common stock respectively, upon the closing of the Company's initial public offering on October 14, 1999. These securities were not registered under the Securities Act in reliance upon the exception provided by
Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA.

   The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K. The selected consolidated financial data as of and for each of the four years in the period ended December 31, 1999 have been derived from the audited Consolidated Financial Statements of the Company.

                                              Year Ended December 31,
                                         ------------------------------------
                                          1996     1997      1998      1999
                                         -------  -------  --------  --------
                                          (in thousands, except per share
                                                     amounts)
Consolidated Statement of Operations
 Data:
Revenues................................ $     0  $   168  $  4,003  $ 16,806
Gross profit............................     --        73     2,670    10,049
Total operating expenses................     520    2,933     9,165    27,065
Loss from operations....................    (520)  (2,860)   (6,495)  (17,016)
Net loss................................    (510)  (2,948)   (6,344)  (15,655)
Net loss per share
  Basic and diluted..................... $ (0.22) $ (1.36) $  (2.85) $  (3.79)
  Weighted average shares-basic and
   diluted..............................   2,282    2,356     2,633     7,618
Pro forma net loss per share:
  Basic and diluted.....................                   $  (0.74) $  (0.96)
  Weighted average shares-basic and
   diluted..............................                      8,530    16,334
                                              Year Ended December 31,
                                         ------------------------------------
                                          1996     1997      1998      1999
                                         -------  -------  --------  --------
                                                  (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-
 investments............................ $    17  $ 1,019  $  9,022  $ 55,648
Working capital.........................    (208)     792     8,844    54,413
Total assets............................      92    1,384    13,908    83,079
Long-term debt and capital lease
 obligations, less current portion......     --        87     1,257       --
Manditorily redeemable convertible
 preferred stock........................     385    4,627    20,464       --
Total shareholders' equity (deficit)....    (525)  (3,734)  (10,752)   75,340

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis of financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our Consolidated Financial Statements and Notes appearing elsewhere in this Form 10-K.

Overview

   Interwoven was incorporated in March 1995 to provide software products and services for web content management. Designed specifically for the web, our products allow large teams of people across an enterprise to contribute and edit web content on a collaborative basis, reducing the time-to-web for critical eBusiness initiatives. From March 1995 through March 1997, we were a development stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products. As of December 31, 1999, we had sold our products and services to 175 customers. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale,

California and maintain additional offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York City, Seattle and Washington, D.C. Our revenues to date have been derived exclusively from accounts in North America. In May 1999, we opened an office in the United Kingdom. We had 205 employees as of December 31, 1999.

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

   Since inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish an administrative organization. As a result, we have incurred net losses in each quarter since inception and, as of December 31, 1999, had an accumulated deficit of $26.0 million. We anticipate that our cost of services revenues and operating expenses will increase substantially in future quarters as we grow our services organization to support an increased level and expanded number of services offered, increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future as we continue to expand our operations. In addition, our limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that we will achieve or sustain profitability.

Results of Operations

   This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to us on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company's actual results may differ materially from the results discussed herein. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Results".

   The following table sets forth, as a percentage of total revenue, consolidated statement of operations data for the periods indicated.

                                    Year Ended
                                   December 31,
                                 --------------------
                                  1997    1998   1999
                                 ------   ----   ----
   Revenues:
     License...................      50 %   79 %   64 %
     Services..................      50     21     36
                                 ------   ----   ----
       Total revenues..........     100    100    100
   Cost of revenues:
     License...................     --       1      1
     Services..................      57     32     39
                                 ------   ----   ----
       Total cost of revenues..      57     33     40
   Gross profit................      43     67     60
   Operating expenses:
     Research and development..     526     45     25
     Sales and marketing.......     904    120     93
     General and
      administrative...........     315     43     19
     Amortization of deferred
      stock-based
      compensation.............     --      20     22
     Amortization of acquired
      intangible assets........     --     --       2
                                 ------   ----   ----
       Total operating
        expenses...............   1,745    228    161
                                 ------   ----   ----
   Loss from operations........  (1,702)  (161)  (101)
   Interest and other income
    (expense), net.............     (52)     4      8
                                 ------   ----   ----
   Net loss....................  (1,754)% (157)%  (93)%
                                 ======   ====   ====

Revenue

Years Ended December 31, 1997, 1998 and 1999

 Revenues

   Total revenues increased from $168,000 in 1997 to $4.0 million in 1998 and to $16.8 million in 1999, representing increases of 2,283% from 1997 to 1998 and 320% from 1998 to 1999. These increases were attributable to greater market acceptance of our software products after their introduction in 1997 and an increase in the number of sales and marketing staff, resulting in an increased number of customers.

   License. License revenues increased from $84,000 in 1997 to $3.2 million in 1998 and to $10.7 million in 1999. This represents increases of 1,790% from 1997 to 1998 and 237% from 1998 to 1999. License revenues represented 50%, 79% and 64% of total revenues, respectively, in those periods. The increases in license revenues reflect growth from the low level of revenue in 1997, our first year in which we licensed our products. The decline in the percentage of total revenues represented by license revenues from 1998 to 1999 reflects the more rapid growth of services revenues due to a growing customer base.

   Services. Services revenues increased from $84,000 in 1997 to $827,000 in 1998 and to $6.1 million in 1999. This represents increases of 885% from 1997 to 1998 and 638% from 1998 to 1999. Services revenues represented 50%, 21% and 36% of total revenues, respectively, in those periods. The increase in services revenues from 1998 to 1999 reflects an increase in both professional services and maintenance fees generated from an expanded number of customers who licensed our products.

 Cost of Revenues

   License. We had no cost of license revenues in 1997. Cost of license revenues increased from $59,000 in 1998 to $181,000 in 1999 and represented 2% of license revenues in both 1998 and 1999, respectively. The increase in cost of license revenues reflects increased sales of third-party products sold in conjunction with our software products. Cost of license revenues includes expenses incurred to manufacture, package and distribute software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. The increase in cost of license revenues, in absolute dollars, reflects increased sales of our product.

   Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support staffs, as well as subcontractor expenses. Cost of services revenues increased from $95,000 in 1997 to $1.3 million in 1998 and to $6.6 million in 1999. Cost of services revenues represented 113%, 154% and 108% of services revenues, respectively, in those periods. This increase was due to an increase in absolute dollars in the number of in-house staff from 3 in 1997 to 11 in 1998 and to 60 in 1999, and a $45,000 increase in subcontractor expenses.

   We expect our cost of services revenues to increase in dollar amounts as a result of the increased staffing of our professional services organization due to our acquisition of Lexington Software in July 1999 and through our continued expansion of our services staff and consulting organizations. Since services revenues have substantially lower margins than license revenues, this expansion would reduce our gross margins if our license revenues were not to increase significantly. We expect cost of services revenues as a percentage of services revenues to vary from period to period depending on the mix of services we provide, whether the services are performed by our in-house staff or subcontractors, and on the overall utilization rates of professional services staff.

 Gross Profit

   Gross profit increased from $73,000 in 1997 to $2.7 million in 1998 and to $10.0 million in 1999, representing 43%, 67% and 60% of total revenues, respectively, in those periods. These increases in absolute dollars reflected increased license and services revenues from a growing customer base. The decrease in gross profit percentage was a result of the expansion of our professional services organization. We have made and will continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers. We expect gross profit as a percentage of total revenues to fluctuate from period to period as a result of changes in the relative proportions of license and services revenues.

 Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development. Research and development expenses increased from $884,000 in 1997 to $1.8 million in 1998 and to $4.2 million in 1999. Research and development expenses represented 526%, 45% and 25% of total revenues in 1997, 1998 and 1999, respectively. These increases in dollar amounts were primarily due to increases in the number of product development personnel. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the dollar amounts of research and development expenses will increase in future periods. To date, all software development costs have been expensed in the period incurred.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased from $1.5 million in 1997 to $4.8 million in 1998 and to $15.6 million in 1999. Sales and marketing expenses represented 904%, 120% and 93% of total revenues in 1997, 1998 and 1999, respectively. The increase in dollar amounts from 1997 to 1998 reflects increases in sale and marketing personnel costs of

$1.4 million, higher sales commissions and bonuses of $900,000 and increased marketing related costs of $200,000. The increase in dollar amounts from 1998 to 1999 reflects increases in sale and marketing personnel costs of $4.1 million, higher sales commissions and bonuses of $3.2 million and increased marketing related costs of $652,000. We expect to continue to invest heavily in sales and marketing in order to expand our customer base and increase brand awareness. We also anticipate that sales and marketing expenses as a percentage of total revenues will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

   General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased from $530,000 in 1997 to $1.7 million in 1998 and to $3.2 million in 1999, representing 315%, 43% and 20% of total revenues in 1997, 1998 and 1999, respectively. This increase in dollar amounts reflects additional staffing of these functions to support expanded operations during this same period. We expect general and administrative expenses to increase in dollar amounts as we add personnel to support expanding operations, incur additional costs related to the growth of our business, and assume the reporting requirements of a public company.

   Amortization of Deferred Stock-Based Compensation. In 1998 and 1999, we recorded deferred stock-based compensation of $1.9 million and $7.3 million in connection with stock options granted during 1998 and 1999, respectively. These amounts represent the difference between the exercise price of stock options granted during those periods and the deemed fair value of our common stock at the time of the grants. Amortization of deferred stock-based compensation was $812,000 and $3.7 million for 1998 and 1999, respectively. We expect per quarter amortization related to these options of approximately $500,000 and $750,000 during 2000, between $270,000 and $400,000 during 2001, between
$100,000 and $185,000 during 2002 and $50,000 in the quarter ended March 31, 2003.

   Amortization of Acquired Intangible Assets. In July of 1999, we recorded intangible assets of approximately $800,000 in connection with the acquisition of Lexington Software. Goodwill related to this transaction approximated $300,000 and intangible assets related to the workforce of Lexington Software approximated $500,000 of the purchase price. The total purchase price for this acquisition was approximately $800,000. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. Amortization of acquired intangible assets was $377,000 for the year ended December 31, 1999.

Interest and Other Income (Expense), Net

   Interest and other income (expense), net, increased from a net interest expense of $88,000 in 1997 to a net interest income of $151,000 in 1998 and to a net interest income of $1.4 million in 1999. The increase from 1997 to 1998 was due to increased interest income earned from cash balances on hand as a result of sales of our preferred stock in March, October, November and December 1998, partially offset by interest expense during the current year. The increase from 1998 to 1999 was due to increased interest income earned from cash balances on hand as a result of the sale of our preferred stock in June 1999 and our Initial Public Offering in October of 1999, partially offset by increased interest expense.

Income Taxes

   As of December 31, 1999, we had approximately $16.9 million of federal and $9.7 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2010 and 2003 for federal and state tax purposes, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited. Events which cause limitation in the amount of net operating losses that we may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. We have provided a full valuation allowance on the deferred tax asset because of the uncertainty regarding its realization. Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a full valuation allowance was required, management primarily considered factors such as our history of operating losses and expected future losses and the nature of our deferred tax assets. See Note 6 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

   In October 1999, we completed the initial public offering of our common stock and realized net proceeds from the offering of approximately $56.2 million. Before our initial public offering, we funded our operations through private sales of equity securities. We raised a total of $37.0 million, net of offering costs, from the issuance of preferred stock. At December 31, 1999, our sources of liquidity consisted of $72.1 million in cash, cash equivalents and investments and $54.4 million in working capital. We have a $3.0 million line of credit with Silicon Valley Bank, which bears interest at the bank's prime rate, which was 7.75% at December 31, 1999, plus 0.25%. At December 31, 1999, the line of credit was unused. The lines of credit are secured by all of our tangible and intangible assets, and contain financial covenants including; a quick asset ratio, excluding deferred maintenance revenue, of at least 2:1; a liquidity ratio of unrestricted cash plus 80% of eligible accounts receivable minus outstanding advances divided by loans outstanding of not less than 1.5:1; and a covenant that quarterly net losses will not exceed a threshold based on projected annual revenues. We intend to maintain the line of credit. We are currently in compliance with all related financial covenants and restrictions.

   Net cash used in operating activities was $2.7 million in 1997, $6.0 million in 1998 and $9.7 million in 1999. Net cash used in operating activities in 1997, 1998 and 1999 reflected increasing net losses and, to a lesser extent, accounts receivable, offset in part by increases in accrued liabilities.

   From inception, our investing activities have consisted primarily of purchases of property and equipment, principally computer hardware and software for our growing number of employees. Capital expenditures, including those under capital leases, totaled $176,000, $1.7 million and $2.4 million in 1997, 1998 and 1999, respectively. We expect that capital expenditures will increase with our anticipated growth in operations, infrastructure and personnel. As December 31, 1999 we had no material capital expenditure commitments.

   During 1999, our investing activities have consisted of purchases of short-term and long-term investments. To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

   The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments. All other liquid investments are classified as short-term or long-term investments. Short-term and long-term investments consist of commerical paper and corporate bonds.

   Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1999, all investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholders' equity.

   Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statements of income. There have been no such transactions in the year ended December 31, 1999. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

   At December 31, 1999, the Company's available-for-sale securities consisted of the following: Commercial paper $29.7 million; corporate notes $3.2 million, corporate bonds $18.9 million, medium term notes $6.3 million and United States government agencies $8.1 million and money market funds $5.8 million. Of these securities, $10.9 million, $44.7 million and $16.4 million was classified as cash equivalents, short-term investments and long-term investments, respectively.

   As of December 31, 1999 the difference between the fair value and the amortized cost of available-for-sale securities was insignificant; therefore, no unrealized gains or losses were recorded in stockholders' equity. For the year ended December 31, 1999, realized gains and losses were not material. As of December 31, 1999 the contractual maturity of the investments did not exceed eighteen months.

   Net cash provided by financing activities in 1997, 1998 and 1999 was $3.9 million, $15.8 million and $75.2 million, respectively. Net cash provided by financing activities reflected primarily the proceeds of issuances of preferred stock in each of these periods, and, in 1999, included proceeds from our initial public offering.

   On February 1, 2000, we completed our follow-on offering of common stock. We sold a total of 1,000,000 shares at a price of $161.00 per share. The offering resulted in net proceeds to us of approximately $152.3 million, net of an underwriting discount of $7.7 million and estimated offering expenses of $1.0 million.

   We believe that the current cash, cash equivalents, investments and funds available under existing credit facilities, will be sufficient to meet our working capital requirements for at least the next 24 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which deferred the effective date until the first fiscal quarter ending June 30, 2000. We have not engaged in significant hedging activities or invested in derivative instruments.

                        FACTORS AFFECTING FUTURE RESULTS

   In addition to other information in this Annual Report on Form 10-K, the following factors should be carefully considered in evaluating Interwoven and our business.

Our operating history is limited, so it will be difficult for you to evaluate our business in making an investment decision.

   We were incorporated in March 1995 and have a limited operating history. We are still in the early stages of our development, which makes the evaluation of our business operations and our prospects difficult. We shipped our first product in May 1997. Since that time, we have derived substantially all of our revenues from licensing our TeamSite product and related services. In evaluating our common stock, you should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties, as they apply to us in particular, include:

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

   We have incurred net losses in each quarter since our inception, and we expect our net losses to increase. We incurred net losses of $2.9 million in 1997, $6.3 million in 1998 and $15.7 million in 1999. As of December 31, 1999, we had an accumulated deficit of approximately $26.0 million. To compete effectively, we plan to continue to invest aggressively to expand our sales and marketing, research and development, and professional services organizations. As a result, if we are to achieve profitability we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all.

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

   Each quarter, we derive a significant portion of our license revenues from a small number of relatively large orders. As a result, our operating results could suffer if any large orders are delayed or cancelled in any future period. In the first, second, third and fourth quarters of 1999, our top five customers accounted for 41%, 30%, 30% and 26% respectively, of the total revenue in those quarters. We expect that we will continue to depend upon a small number of large orders for a significant portion of our license revenues.

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

In addition, other enterprise software companies such as Rational Software and Documentum have announced plans to enter our market. We also face potential competition from companies--for example, Microsoft and IBM--that may decide in the future to enter our market. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. Barriers to entering the web content management software market are relatively low.

Because the market for our products is new, we do not know whether existing and potential customers will purchase our products in sufficient quantity for us to achieve profitability.

   The market for web content management software in which we sell is new and rapidly evolving. While we have licensed our products to 175 customers, we expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market, and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable.

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

   Since 1997, we have generated substantially all of our revenues from licenses of, and services related to, our TeamSite product. We believe that revenues generated from TeamSite will continue to account for a large portion of our revenues for the foreseeable future. A decline in the price of TeamSite, or our inability to increase license sales of TeamSite, would harm our business and operating results more seriously than it would if we had several different products and services to sell. In addition, our future financial performance will depend upon successfully developing and selling enhanced versions of TeamSite. If we fail to deliver product enhancements or new products that customers want it will be more difficult for us to succeed.

We depend on our direct sales force to sell our products, so future growth will be constrained by our ability to hire and train new sales personnel.

   We sell our products primarily through our direct sales force, and we expect to continue to do so in the future. Our ability to sell more products is limited by our ability to hire and train direct sales personnel, and we believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge that we need. Some of our competitors may have greater resources to hire personnel with that skill and knowledge. If we are not able to hire experienced and competent sales personnel, our business would be harmed. Furthermore, because we depend on our direct sales force, any turnover in our sales force can significantly harm our operating results. Sales force turnover tends to slow sales efforts until replacement personnel can be recruited and trained to become productive. See "--We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area where competition for personnel is extremely intense."

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

We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area where competition for personnel is extremely intense.

   Our success depends on our ability to attract and retain qualified, experienced employees. We compete for experienced engineering, sales and consulting personnel with Internet professional services firms, software vendors, consulting and professional services companies. It is also particularly difficult to recruit and retain personnel in the San Francisco Bay area, where we are located. Although we provide compensation packages that include incentive stock options, cash incentives and other employee benefits, the volatility and current market price of our common stock may make it difficult for us to attract, assimilate and retain highly qualified employees in the future. In addition, our customers generally purchase consulting and implementation services. While we have recently established relationships with some third-party service providers, we continue to be the primary provider of these services. It is difficult and expensive to recruit, train and retain qualified personnel to perform these services, and we may from time to time have inadequate levels of staffing to perform these services. As a result, our growth could be limited due to our lack of capacity to provide those services, or we could experience deterioration in service levels or decreased customer satisfaction, any of which would harm our business.

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

If we fail to establish and maintain strategic relationships, the market acceptance of our products, and our profitablity, may suffer.

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

   Our services revenues represent a significant component of our total revenues--21% of total revenues for 1998 and 36% of total revenues for 1999. We anticipate that services revenues will continue to represent a significant percentage of total revenues in the future. To a large extent, the level of services revenues depends upon our ability to license products which generate follow-on services revenue. Additionally, services revenues growth depends on ongoing renewals of maintenance and service contracts. Moreover, if third-party organizations such as systems integrators become proficient in installing or servicing our products, our services revenues could decline. Our ability to increase services revenues will depend in large part on our ability to increase the capacity of our professional services organization, including our ability to recruit, train and retain a sufficient number of qualified personnel.

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

   In July 1999, we acquired Lexington Software Associates, a software consulting company, to help support our existing customer base and to help attract and retain new customers. As part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition opportunity, we might be unable to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We may also be unable to select, manage or absorb any future acquisitions successfully. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, would divert management time and other resources. We may have to use a substantial portion of our available cash, including proceeds of this offering, to consummate an acquisition. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure you that any particular acquisition, even if successfully completed, will ultimately benefit our business.

If widespread Internet adoption does not continue, or if the Internet cannot accommodate continued growth, our business will be harmed because it depends on growth in the use of the Internet.

   Acceptance of our products depends upon continued adoption of the Internet for commerce. As is typical in the case of an emerging industry characterized by rapidly changing technology, evolving industry standards and frequent new product and service introductions, demand for and acceptance of recently introduced products and services are subject to a high level of uncertainty. To the extent that businesses do not consider the Internet a viable commercial medium, our customer base may not grow. In addition, critical issues concerning the commercial use of the Internet remain unresolved and may affect the growth of Internet use. The adoption of the Internet for commerce, communications and access to content, particularly by those who have historically relied upon alternative methods, generally requires understanding and accepting new ways of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new, Internet-based strategy that may render their existing infrastructure obsolete. If the use of the Internet fails to develop or develops more slowly than expected, our business may be seriously harmed.

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

  . we provide for the election of only one-third of our directors at each annual meeting of stockholders, which slows turnover on the board of directors;

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

   Shareholders holding approximately 13,172,575 shares of common stock will for the first time be able to resell these shares commencing in April 2000, when lock-up agreements in connection with our initial and follow-on public offerings expire. If many of these shares are sold when they become available for resale, the market price of our common stock may decline.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintains our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 1999, approximately 77% of our total portfolio matures in one year or less, with the reminder maturing in less than two years. See Note 1 of Notes to Consolidated Financial Statements.

   The following table presents the amounts of cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 1999:

                                                                        Fair
                                              2000     2001     Total   Value
                                             -------  -------  ------- -------
                                                     (in thousands)
Cash equivalents and short-term and long-
 term investments........................... $44,665  $16,464  $61,129 $61,129
Average interest rates......................     5.5%       6%

   We did not hold derivative financial instruments as of December 31, 1999, and have never held such instruments in the past. In addition, we had no outstanding debt as of December 31, 1999.

Foreign Currency Risk

   Currently the majority of our sales and expenses are denominated in U.S. dollars, as a result we have experienced no significant foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies in 2000, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The response to this item is submitted as a separate section of this Form 10-K. See Part IV, Item 14 of this Form 10-K for a listing of financial statements presented in the section entitled "Financial Statements."

                     QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                      Three Months Ended
                          --------------------------------------------------------------------------------
                          March 31, June 30,  Sept. 30,  Dec. 31,  March 31,  June 30,  Sept. 30, Dec. 31,
                            1998      1998      1998       1998      1999       1999      1999      1999
                          --------- --------  ---------  --------  ---------  --------  --------- --------
                                                        (in thousands)
Consolidated Statement
 of Operations Data:
Revenues:
 License................    $ 187   $    437  $    946   $  1,606  $  1,360   $  1,898   $ 2,556  $ 4,892
 Services...............       44        218       277        288       742      1,004     1,701    2,653
                            -----   --------  --------   --------  --------   --------   -------  -------
   Total revenues.......      231        655     1,223      1,894     2,102      2,902     4,257    7,545
Cost of revenues:
 License................      --         --         19         40        15        104        28       34
 Services...............       75        275       441        483       549        880     2,113    3,034
                            -----   --------  --------   --------  --------   --------   -------  -------
   Total cost of
    revenues............       75        275       460        523       564        984     2,141    3,068
Gross profit............      156        380       763      1,371     1,538      1,918     2,116    4,477
Operating expenses:
 Research and
  development...........      282        453       492        570       779        922     1,229    1,269
 Sales and marketing....      473        884     1,603      1,857     2,287      2,938     3,833    6,524
 General and
  administrative........      185        387       563        604       598        646       833    1,143
 Amortization of
  deferred stock-based
  compensation..........      151        196       217        248       640      1,028     1,017    1,002
 Amortization of
  acquired intangible
  assets................      --         --        --         --        --         --        249      128
                            -----   --------  --------   --------  --------   --------   -------  -------
   Total operating
    expenses............    1,091      1,920     2,875      3,279     4,304      5,534     7,161   10,066
                            -----   --------  --------   --------  --------   --------   -------  -------
Loss from operations....     (935)    (1,540)   (2,112)    (1,908)   (2,766)    (3,616)   (5,045)  (5,589)
Interest and other
 income (expense), net..        4         53        32         62        65         89       262      945
                            -----   --------  --------   --------  --------   --------   -------  -------
Net loss................    $(931)  $ (1,487) $ (2,080)  $ (1,846) $ (2,701)  $ (3,527)  $(4,783) $(4,644)
                            =====   ========  ========   ========  ========   ========   =======  =======

                                                      Three Months Ended
                          ---------------------------------------------------------------------------
                          March 31, June 30, Sept. 30, Dec. 31, March 31, June 30, Sept. 30, Dec. 31,
                            1998      1998     1998      1998     First    Second    Third    Fourth
                          --------- -------- --------- -------- --------- -------- --------- --------
Consolidated Statement
 of Operations Data:
Revenues:
 License................      81 %      67 %     77 %      85 %     65 %      65 %     60 %     65 %
 Services...............      19        33       23        15       35        35       40       35
                            ----      ----     ----      ----     ----      ----     ----      ---
   Total revenues.......     100       100      100       100      100       100      100      100
Cost of revenues:
 License................     --        --         2         2        1         4        1        1
 Services...............      32        42       36        26       26        30       49       40
                            ----      ----     ----      ----     ----      ----     ----      ---
   Total cost of
    revenues............      32        42       38        28       27        34       50       41
Gross profit............      68        58       62        72       73        66       50       59
Operating expenses:
 Research and
  development...........     122        69       40        30       37        32       29       17
 Sales and marketing....     205       135      131        98      109       101       90       86
 General and
  administrative........      80        59       46        32       28        22       19       15
 Amortization of
  deferred stock-based
  compensation..........      65        30       18        13       30        35       24       13
 Amortization of
  acquired intangible
  assets................     --        --       --        --       --        --         6        2
                            ----      ----     ----      ----     ----      ----     ----      ---
   Total operating
    expenses............     472       293      235       173      204       190      168      133
                            ----      ----     ----      ----     ----      ----     ----      ---
Loss from operations....    (404)     (235)    (173)     (101)    (131)     (124)    (118)     (74)
Interest and other
 income (expense), net..       2         8        3         3        3         3        6       13
                            ----      ----     ----      ----     ----      ----     ----      ---
Net loss................    (402)%    (227)%   (170)%     (98)%   (128)%    (121)%   (112)%    (61)%
                            ====      ====     ====      ====     ====      ====     ====      ===

   As a result of our limited operating history and the emerging nature of the market for web content management software and services in which we compete, it is difficult for us to forecast our revenues or earnings accurately. It is possible that in some future periods our results of operations may not meet or exceed the expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and we likely to cause fluctuations in the future, include:

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

   In addition, our products are typically shipped when orders are received, so license backlog at the beginning of any quarter in the past has represented only a small portion of expected license revenues for that quarter. Moreover, we typically recognize a substantial percentage of revenues in the last month of the quarter, frequently in the last week or even the last days of the quarter. As a result, at the beginning of a quarter we have no assurance about the levels of sales in that quarter, and the delay or cancellation of any large orders can result in a significant shortfall from anticipated revenues. These factors make license revenues in any quarter difficult to forecast. Since our expenses are relatively fixed in the near term, any shortfall from anticipated revenues could result in significant variations in operating results from quarter to quarter and harm to our business.

   As a result of these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of our future performance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information with respect to directors may be found under the caption "Election of Directors" as set forth in the Company's definitive proxy statement for its 2000 annual stockholders' meeting. That information is incorporated herein by reference.

   Information concerning executive officers is included in Part I under the caption "Item 4A. Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION.

   Information with respect to this item may be found under the caption "Executive Compensation" as set forth in the Company's definitive proxy statement for its 2000 annual stockholders' meeting. That information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information with respect to this item may be found under the caption "Security Ownership of Certain Beneficial Owners and Management" as set forth in the Company's definitive proxy statement for its 2000 annual stockholders' meeting. That information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information with respect to this item may be found under the caption "Certain Relationships and Related Transactions" as set forth in the Company's definitive proxy statement for its 2000 annual stockholders' meeting. That information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  a) 1. Consolidated Financial Statements

   The following consolidated financial statements are included in item 8 and are filed as part of this Form 10-K:

     .Consolidated Balance Sheets as of December 31, 1998 and 1999

     .Consolidated Statement of Operations for each of the three years ended December 31, 1997, 1998 and 1999

     .Consolidated Statement of Changes in Stockholders' Deficit for each of the three years ended December 31, 1997, 1998 and 1999

     .Consolidated Statement of Cash Flows for each of the three years ended December 31, 1997, 1998 and 1999

     .Notes to Consolidated Financial Statements

  2. Financial Statements Schedule

  Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

  3. Exhibits

   The following exhibits are filed as part of this report:

                                                    Incorporated by
                                                       Reference
                                                    ---------------     Filed
 Number              Exhibit Title                Form   Date   Number Herewith
 ------              -------------                ----   ----   ------ --------
  2.01  Agreement and Plan of Merger, dated       S-1  07/27/99 2.01
         October 1, 1999, between Interwoven,
         Inc., a California corporation, and
         the Registrant

  3.01  Registrant's Third Amended and Restated   S-1  12/17/99 3.03
         Certificate of Incorporation

  3.02  Registrant's Restated Bylaws, as          S-1  07/27/99 3.04
         amended

  4.01  Form of Certificate for Registrant's      S-1  07/27/99 4.01
         common stock

  4.02  Third Amended and Restated Investors'     S-1  07/27/99 4.023
         Rights Agreement, dated June 10, 1999

  4.03  Form of Consent concerning the Third      S-1  07/27/99 4.03
         Amended and Restated Investors' Rights
         Agreement dated June 10, 1999

  4.04  Form of Amendment to Third Amended and    S-1  12/17/99 4.04
         Restated Investor's Rights Agreement,
         dated June 10, 1999

 10.01  Form of Indemnity Agreement between       S-1  07/27/99 10.01
         Registrant and each of its directors
         and executive officers

 10.02* 1996 Stock Option Plan and related        S-1  07/27/99 10.02
         agreements

 10.03* 1998 Stock Option Plan and related        S-1  07/27/99 10.03
         agreements

 10.04* 1999 Equity Incentive Plan and related    S-1  07/27/99 10.04
         agreements

 10.05* 1999 Employee Stock Purchase Plan and     S-1  07/27/99 10.05
         related agreements

 10.06  Regional Prototype Profit Sharing Plan    S-1  07/27/99 10.06
         and Trust/Account Standard Plan
         Adoption Agreement AA #001

                                                    Incorporated by
                                                       Reference
                                                  --------------------  Filed
 Number              Exhibit Title                Form   Date   Number Herewith
 ------              -------------                ----   ----   ------ --------
 10.07* Employment Agreement between              S-1  07/27/99 10.07
         Interwoven, Inc. and Martin W. Brauns
         dated February 27, 1998

 10.08* Offer Letter to David M. Allen from       S-1  07/27/99 10.08
         Interwoven, Inc. dated February 12,
         1999

 10.09* Offer Letter to Michael A. Backlund       S-1  07/27/99 10.09
         from Interwoven, Inc. dated May 1,
         1998

 10.10* Offer Letter to John Chang from           S-1  07/27/99 10.10
         Interwoven, Inc. dated January 20,
         1997

 10.11* Offer Letter to Jeffrey E. Engelmann      S-1  07/27/99 10.11
         from Interwoven, Inc. dated December
         11, 1998

 10.12* Offer Letter to Steven Farber from        S-1  07/27/99 10.12
         Interwoven, Inc. dated June 14, 1997

 10.13* Offer Letter to Jack S. Jia from          S-1  07/27/99 10.13
         Interwoven, Inc. dated January 3, 1997

 10.14* Offer Letter to Peng T. Ong from          S-1  07/27/99 10.14
         Interwoven, Inc. dated February 29,
         1996

 10.15* Offer Letter to Jozef Ruck from           S-1  07/27/99 10.15
         Interwoven, Inc. dated February 18,
         1999

 10.16* Confidential Separation Agreement and     S-1  07/27/99 10.16
         Release, between Interwoven, Inc. and
         John Chang dated November 25, 1998

 10.17* Confidential Separation Agreement and     S-1  07/27/99 10.17
         Release, between Interwoven, Inc. and
         Steven Farber dated February 12, 1998

 10.18* Secured Promissory Notes between          S-1  07/27/99 10.18
         Interwoven, Inc. and Jeffrey E.
         Engelmann, dated as of April 19, 1999

 10.19* Secured Promissory Notes between          S-1  07/27/99 10.19
         Interwoven, Inc. and Jozef Ruck, dated
         as of April 21, 1999

 10.20  Build-To-Suit Lease Agreement dated       S-1  07/27/99 10.20
         March 18, 1997 between Sunnyvale
         Partners Limited Partnership and First
         Data Merchant Services Corporation

 10.21  Sublease dated April 24, 1998 between     S-1  07/27/99 10.21
         First Data Merchant Services
         Corporation and Interwoven, Inc.

 10.22  Loan and Security Agreement, dated        S-1  07/27/99 10.22
         October 1997, as amended, between
         Interwoven, Inc. and Silicon Valley
         Bank

 10.23  Agreement and Plan of Reorganization,     S-1  07/27/99 10.23
         dated June 30, 1999, by and among
         Interwoven, Inc., Lexington Software
         Associates, Inc. and certain
         stockholders of Lexington Software
         Associates, Inc.

 10.24+ Standard Sales Agreement effective as     S-1  07/27/99 10.24
         of July 28, 1999 between Registrant
         and General Electric Company

 10.25+ Preferred Stock Warrant to Purchase       S-1  07/27/99 10.25
         Shares of Series E Preferred Stock of
         Registrant

 10.26+ Amended and Restated Loan and Security    S-1  07/27/99 10.26
         Agreement dated June 24, 1999, between
         Silicon Valley Bank and Registrant


                                                    Incorporated by
                                                       Reference
                                                  --------------------  Filed
 Number              Exhibit Title                Form   Date   Number Herewith
 ------              -------------                ----   ----   ------ --------
 10.27  Intellectual Property Security            S-1  07/27/99 10.27
         Agreement dated June 24, 1999, between
         Silicon Valley Bank and Registrant

 10.28* Amendment to Secured Promissory Note      S-1  07/27/99 10.28
         between Interwoven, Inc. and Jeffrey
         E. Engelmann, dated as of October 5,
         1999

 10.29* Amendment to Secured Promissory Note      S-1  07/27/99 10.29
         between Interwoven, Inc. and Jozef
         Ruck, dated as of October 5, 1999

 10.30* Offer Letter to John Van Siclen from      S-1  12/17/99 10.30
         Interwoven, Inc. dated December 17,
         1999

 10.31  Assignment of Lease between beyond.com    S-1  12/17/99 10.31
         and Interwoven, Inc.

 21.01  Subsidiaries of the Registrant            S-1  12/17/99 21.01
 23.01  Consent of PricewaterhouseCoopers LLP,                           X
         independent accountants

 27.01  Financial Data Schedule (Edgar only)                             X

--------
*   Management contract, compensatory plan or arrangement
+    Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERWOVEN, INC.

                                                   /s/ David M. Allen
                                          By: _________________________________
                                                       David M. Allen
                                                  Vice President and Chief
                                                     Financial Officer

   Each person whose signature appears below constitutes and appoints Martin W. Brauns and David M. Allen, and each of them, as his or her true and lawful attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Martin W. Brauns            President, Chief Executive   March 28, 2000
______________________________________  Officer (principal
           Martin W. Brauns             executive officer) and a
                                        director

        /s/ David M. Allen             Vice President and Chief     March 28, 2000
______________________________________  Financial Officer
            David M. Allen              (principal financial
                                        officer and principal
                                        accounting officer)

        Additional Directors:

         /s/ Peng T. Ong               Chairman of the Board        March 28, 2000
______________________________________
             Peng T. Ong

       /s/ Kathryn C. Gould            Director                     March 28, 2000
______________________________________
           Kathryn C. Gould

       /s/ Mark C. Thompson            Director                     March 28, 2000
______________________________________
           Mark C. Thompson

       /s/ Ronald E.F. Codd            Director                     March 28, 2000
______________________________________
           Ronald E.F. Codd

Financial Statements

   As required under Item 8 Financial Statement and Supplementary Data, the Consolidated Financial Statements of the Registrant are provided in this separate section. The Consolidated Financial Statements included in this Section are as follows:

 Financial Statement Description

                                                                          Page
                                                                          -----
   .Consolidated Balance Sheet as of December 31, 1998 and 1999.........     43
   .Consolidated Statement of Operations for each of the three years ended
      December 31, 1997, 1998 and 1999..................................     44
   .Consolidated Statement of Stockholders' Equity (Deficit) for each of the
      three years ended December 31, 1997, 1998 and 1999................     45
   .Consolidated Statement of Cash Flows for each of the three years
      ended December 31, 1997, 1998 and 1999............................     46
   .Notes to Consolidated Financial Statements..........................  47-61

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Interwoven, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Interwoven, Inc. and its subsidiary at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
January 28, 2000, except for Note 10,
 which is dated February 1, 2000

                                INTERWOVEN, INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                              December 31,
                                                            ------------------
                                                              1998      1999
                                                            --------  --------
                          Assets
Current assets:
  Cash and cash equivalents................................ $  9,022  $ 10,983
  Short-term investments...................................      --     44,665
  Accounts receivable, net.................................    2,405     5,158
  Prepaid expenses.........................................      179       787
  Other current assets.....................................       80       559
                                                            --------  --------
    Total current assets...................................   11,686    62,152
Investments................................................      --     16,464
Property and equipment, net................................    1,617     3,145
Intangible assets, net.....................................      --        416
Restricted cash............................................      605       605
Other assets...............................................      --        297
                                                            --------  --------
                                                            $ 13,908  $ 83,079
                                                            ========  ========

 Liabilities, Mandatorily Redeemable Convertible Preferred
          Stock and Stockholders' Equity (Deficit)
Current liabilities:
  Accounts payable......................................... $    484  $    834
  Accrued liabilities......................................    1,473     4,966
  Debt and leases, current.................................      258       --
  Deferred revenue, current................................      627     1,939
                                                            --------  --------
    Total current liabilities..............................    2,842     7,739
Debt and leases, long-term.................................    1,257       --
Deferred revenue, long-term................................       97       --
                                                            --------  --------
                                                               4,196     7,739
Mandatorily redeemable convertible preferred stock 15,163
 and 18,763 shares authorized, respectively; 15,060 and
 18,455 shares issued and outstanding, respectively........   20,464       --

Commitments (Note 4)

Stockholders' Equity (Deficit):
  Preferred stock, $0.001 par value, 5,000 shares
   authorized, no shares issued or outstanding; no shares
   authorized, issued or outstanding.......................      --        --
  Common Stock, 16,667 and 100,000 shares authorized,
   respectively; 4,909 and 22,886 issued and outstanding...        5        23
  Additional paid-in capital...............................      881   106,214
  Notes receivable from stockholders.......................     (240)     (202)
  Deferred stock-based compensation........................   (1,090)   (4,732)
  Accumulated deficit......................................  (10,308)  (25,963)
                                                            --------  --------
    Total stockholders' equity (deficit)...................  (10,752)   75,340
                                                            --------  --------
                                                            $ 13,908  $ 83,079
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

                                INTERWOVEN, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Years Ended December 31,
                                                   --------------------------
                                                    1997     1998      1999
                                                   -------  -------  --------
Revenues:
  License......................................... $    84  $ 3,176  $ 10,706
  Services........................................      84      827     6,100
                                                   -------  -------  --------
    Total revenues................................     168    4,003    16,806
                                                   -------  -------  --------
Cost of revenues:
  License.........................................     --        59       181
  Services........................................      95    1,274     6,576
                                                   -------  -------  --------
    Total cost of revenues........................      95    1,333     6,757
                                                   -------  -------  --------
Gross profit......................................      73    2,670    10,049
                                                   -------  -------  --------
Operating expenses:
  Research and development........................     884    1,797     4,199
  Sales and marketing.............................   1,519    4,817    15,582
  General and administrative......................     530    1,739     3,220
  Amortization of deferred stock-based
   compensation...................................     --       812     3,687
  Amortization of acquired intangible assets......     --       --        377
                                                   -------  -------  --------
    Total operating expenses......................   2,933    9,165    27,065
                                                   -------  -------  --------
Loss from operations..............................  (2,860)  (6,495)  (17,016)
Interest and other income (expense), net..........     (88)     151     1,361
                                                   -------  -------  --------
Net loss..........................................  (2,948)  (6,344)  (15,655)
                                                   =======  =======  ========
Accretion of mandatorily redeemable convertible
 preferred
 stock to redemption value .......................    (261)  (1,165)  (13,227)
                                                   -------  -------  --------
Net loss attributable to common stockholders...... $(3,209) $(7,509) $(28,882)
                                                   =======  =======  ========
Basic and diluted net loss per share (Note 1)..... $ (1.36) $ (2.85) $  (3.79)
                                                   =======  =======  ========
Shares used in computing basic and diluted net
 loss per share...................................   2,356    2,633     7,618
                                                   =======  =======  ========
Pro forma basic and diluted net loss per share
 (Note 1).........................................          $ (0.74) $  (0.96)
                                                            =======  ========
Shares used in computing pro forma basic and
 diluted net loss per share.......................            8,530    16,334
                                                            =======  ========

          See accompanying notes to consolidated financial statements.

                                INTERWOVEN, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                        Note
                          Common Stock   Additional  Receivable    Deferred
                          --------------  Paid-In       from     Stock-Based  Accumulated
                          Shares  Amount  Capital   Stockholders Compensation   Deficit    Total
                          ------  ------ ---------- ------------ ------------ ----------- --------
Balance at December 31,
 1996...................   2,366     2          19        (3)          --          (543)      (525)
Repurchase of Common
 Stock..................     (33)  --           (5)      --            --           --          (5)
Issuance of Common Stock
 on exercise of stock
 options................     100     1           4       --            --           --           5
Accretion of mandatorily
 redeemable convertible
 preferred stock........     --    --         (261)      --            --           --        (261)
Net loss................     --    --          --        --            --        (2,948)    (2,948)
                          ------   ---    --------     -----       -------     --------   --------
Balance at December 31,
 1997...................   2,433     3        (243)       (3)          --        (3,491)    (3,734)
Issuance of Common Stock
 for notes receivable...   1,333     1         239      (240)          --           --         --
Note repayment..........     --    --          --          3           --           --           3
Repurchase shares of
 Series A mandatorily
 redeemable convertible
 preferred stock........     --    --          --        --            --          (473)      (473)
Accretion of mandatorily
 redeemable convertible
 preferred stock........     --    --       (1,165)      --            --           --      (1,165)
Issuance of Common Stock
 on exercise of stock
 options................   1,143     1         148       --            --           --         149
Deferred stock-based
 compensation...........     --    --        1,902       --         (1,902)         --         --
Amortization of stock-
 based compensation.....     --    --          --        --            812          --         812
Net loss................     --    --          --        --            --        (6,344)    (6,344)
                          ------   ---    --------     -----       -------     --------   --------
Balance at December 31,
 1998...................   4,909   $ 5    $    881     $(240)      $(1,090)    $(10,308)  $(10,752)
                          ======   ===    ========     =====       =======     ========   ========
Common Stock issued upon
 initial public
 offering, net of
 issuance costs of
 approximately $1.2
 million................   3,623     3      56,241       --            --           --      56,244
Mandatorily redeemable
 convertible preferred
 stock converted to
 Common Stock...........  12,470    12      52,984       --            --           --      52,996
Issuance of Common Stock
 for services...........       9   --           27       --            --           --          27
Issuance of Common Stock
 for notes receivable...     517   --          202      (202)          --           --         --
Repurchase of Common
 Stock..................   (104)   --          (11)                    --           --         (11)
Note repayment..........     --    --          --        240           --           --         240
Accretion of mandatorily
 redeemable convertible
 preferred stock........     --    --      (13,227)      --            --           --     (13,227)
Issuance of Common Stock
 on exercise of stock
 options................   1,397     3       1,675       --            --           --       1,678
Exercise of Series B
 warrants into Common
 Stock..................      65   --          114       --            --           --         114
Deferred stock-based
 compensation...........     --    --        7,328       --         (7,328)         --         --
Amortization of stock-
 based compensation.....     --    --          --        --          3,686          --       3,686
Net loss................     --    --          --        --            --       (15,655)   (15,655)
                          ------   ---    --------     -----       -------     --------   --------
Balance at December 31,
 1999...................  22,886   $23    $106,214     $(202)      $(4,732)    $(25,963)  $ 75,340
                          ======   ===    ========     =====       =======     ========   ========

          See accompanying notes to consolidated financial statements.

                                INTERWOVEN, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1997     1998      1999
                                                    -------  -------  --------
Cash flows used in operating activities:
 Net loss.......................................... $(2,948) $(6,344) $(15,655)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization...................      56      294       883
   Amortization of deferred stock-based compensa-
    tion...........................................     --       812     3,687
   Amortization of acquired intangible assets......     --       --        378
   Issuance of Common Stock for services...........     --       --         27
   Non-cash interest expense.......................     135      --        --
   Provisions for doubtful accounts................     --       270        18
 Changes in assets and liabilities:
   Accounts receivable.............................    (140)  (2,535)   (2,598)
   Prepaid expenses and other assets...............     (30)    (222)   (1,384)
   Restricted cash.................................     --      (605)      --
   Accounts payable................................      96      271       350
   Accrued liabilities.............................     121    1,304     3,368
   Deferred revenue................................     --       724     1,215
                                                    -------  -------  --------
     Net cash used in operating activities.........  (2,710)  (6,031)   (9,711)
                                                    -------  -------  --------
Cash flows from investing activities:
 Purchase of property and equipment................    (138)  (1,723)   (2,411)
 Purchases of investments..........................     --       --    (73,116)
 Maturities of investments.........................     --       --     11,987
                                                    -------  -------  --------
     Net cash used in investing activities.........    (138)  (1,723)  (63,540)
Cash flows from financing activities:
 Proceeds from (repurchases of) Series A Preferred
  Stock, net.......................................     --      (632)      --
 Proceeds from Series B Preferred Stock, net.......   3,415      --        --
 Proceeds from Series C Preferred Stock, net.......     --     7,887       --
 Proceeds from Series D Preferred Stock, net.......     --     6,944       --
 Proceeds from Series E Preferred Stock, net.......     --       --     18,462
 Proceeds from exercise of Series B warrant into
  Common Stock.....................................     --       --        114
 Proceeds from exercise of stock options...........       5      149     1,677
 Proceeds from notes payable, net of discount......     375      --        --
 Proceeds from issuance of Common Stock for ini-
  tial public offering.............................     --       --     56,244
 Repayment (issuance) of stockholders loans........     (11)       3       240
 Proceeds from bank borrowings.....................      76    1,500       --
 Repurchase of Common Stock........................      (5)     --        (11)
 Principal payments of debt and leases.............      (5)     (94)   (1,514)
                                                    -------  -------  --------
     Net cash provided by financing activities.....   3,850   15,757    75,212
                                                    -------  -------  --------
Net increase in cash and cash equivalents..........   1,002    8,003     1,961
Cash and cash equivalents at beginning of period...      17    1,019     9,022
                                                    -------  -------  --------
Cash and cash equivalents at end of period......... $ 1,019  $ 9,022  $ 10,983
                                                    =======  =======  ========
Supplemental cash flow disclosures:
 Cash paid for interest............................ $   --   $    41  $    111
                                                    =======  =======  ========
Supplemental non-cash activity:
 Property and equipment leases..................... $    38  $   --   $    --
                                                    =======  =======  ========
 Common Stock issued for notes receivable.......... $   --   $   240  $    202
                                                    =======  =======  ========
 Common Stock issued for services.................. $   --   $   --   $     27
                                                    =======  =======  ========
 Series B Preferred Stock issued upon conversion
  of convertible notes payable and accrued
  interest......................................... $   460  $   --   $    --
                                                    =======  =======  ========
 Issuance of warrants to purchase Series B Pre-
  ferred Stock..................................... $   106  $   --   $    --
                                                    =======  =======  ========

          See accompanying notes to consolidated financial statements.

                                INTERWOVEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 Reincorporation

   In June 1999, the Company's Board of Directors authorized the reincorporation of the Company in the State of Delaware. As a result of the reincorporation, the Company is authorized to issue 100,000,000 shares of $0.001 par value Common Stock and 5,000,000 shares of $0.001 par value Preferred Stock. The Board of Directors has the authority to issue undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. Share and per share information for each of the periods presented has been retroactively adjusted to reflect the reincorporation.

 Initial Public Offering

   On October 14, 1999, the Company completed its initial public offering of Common Stock. A total of 3,622,500 shares were sold by the Company at a price of $17.00 per share. The offering resulted in net proceeds to the Company of approximately $56.2 million, net of the underwriting discount of $4.3 million and estimated offering expenses of $1.2 million. At the closing of the offering, all issued and outstanding shares of the Company's Mandatorily Redeemable Convertible Preferred Stock were converted into an aggregate of 12,470,539 shares of Common Stock.

 Stock Split

   Prior to the effectiveness of the Company's initial public offering, the Company's Board of Directors effected a two-for-three reverse stock split of the outstanding shares of Common Stock. All common share and per share information included in these financial statements have been retroactively adjusted to reflect this stock split.

 Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary after elimination of all significant intercompany accounts and transactions.

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

                                INTERWOVEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Revenue recognition

   In October 1997 and March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP No. 97-2") and Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP No. 97-2" ("SOP No. 98-4"). SOP 98-4 deferred for one year the application of certain provisions of SOP 97-2. In December 1998, the AICPA issued Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP No. 98-9"), which is effective for transactions entered into beginning April 1, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had and are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

   The Company's revenues are derived from licenses of its software products and from services the Company provides to its customers. Revenues are recognized for the various contract elements based upon vendor-specific objective evidence of fair value of each element.

   License revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, no significant post-delivery obligations remain, the license fee is fixed or determinable and collection of the fee is probable. The Company does not offer product return rights to resellers or end users.

   Services revenues consist of professional services and maintenance fees. Professional services primarily consists of software installation and integration, business process consulting and training. Professional services are billed on a time and materials basis and revenues are recognized as the services are performed. Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

 Cash, cash equivalents, and investments

   The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments. All other liquid investments are classified as either short-term or long-term investments. Short-term investments and long-term investments consist of commercial paper and corporate bonds.

   Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1999, all investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholders' equity.

   Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. There have been no such transactions in the year ended December 31, 1999. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income within the consolidated statement of operations.

   At December 31, 1999, the Company's available-for-sale securities consisted of the following: Commercial paper $29.7 million; corporate notes $3.2 million, corporate bonds $18.9 million, medium term

                                INTERWOVEN, INC.

notes $6.3 million and United States government agencies $8.1 million and money market funds $5.8 million. Of these securities, $10.9 million, $44.7 million and $16.4 million was classified as cash equivalents, short-term investments and long-term investments, respectively.

   As of December 31, 1999 the difference between the fair value and the amortized cost of available-for-sale securities was insignificant; therefore, no unrealized gains or losses were recorded in stockholders' equity. For the year ended December 31, 1999, there were no realized gains and losses.

 Concentration of credit risk

   Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash and cash equivalents with a major financial institution. The Company's accounts receivable are derived from revenues earned from customers located in the U.S. and are denominated in U.S. dollars. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility of accounts receivable.

   The following table summarizes the revenues from customers in excess of 10% of the total revenues.

                                                                   Year ended
                                                                  December 31,
                                                                 ----------------
                                                                 1997  1998  1999
                                                                 ----  ----  ----
   Company A....................................................  20%  -- %  -- %
   Company B....................................................  20%  -- %  -- %
   Company C....................................................  18%  -- %  -- %
   Company D....................................................  11%  -- %  -- %
   Company E....................................................  10%  -- %  -- %
   Company F.................................................... -- %   13%  -- %

   At December 31, 1997, Company A, B and C accounted for 25%, 22% and 21% of total accounts receivable, respectively. At December 31, 1998, Company F accounted for 10% of total accounts receivable. At December 31, 1999 no customer accounted for 10% of total accounts receivable.

 Fair value of instruments

   The Company's financial instruments including cash and cash equivalents, short-term investments, long-term investments accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short-term maturity of these instruments. Debt and capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments.

 Software development costs

   Software development costs incurred in the research and development of new products and enhancements to existing products are charged to expense as incurred. Software development costs are capitalized after technological feasibility has been established. The period between achievement of technological feasibility, which the Company defines as the establishment of a working model, until the general availability of such software to customers, has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs since its inception.

                                INTERWOVEN, INC.

 Capitalization of internal-use software costs

   The Company recognizes costs of software developed or purchased for internal-use in accordance with the Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to planning and post implementation phases of development. Costs incurred in the development and implementation phase are capitalized and recognized over their estimated useful life, which generally is three years. The balance of internal-use software costs capitalized as of December 31, 1999 totaled $601,198. The unamortized balance as of December 31, 1999 totaled $447,275.

 Property and equipment

   Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets, generally five years or less, or the shorter of the lease term or the estimated useful lives of the assets, if applicable.

 Impairment of long-lived assets

   The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets.

 Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

 Income taxes

   Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

 Net loss per share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss attributed to common stockholders for the period

                                INTERWOVEN, INC.

by the weighted average number of shares of Common Stock outstanding during the period excluding shares of Common Stock subject to repurchase. Such shares of Common Stock subject to repurchase aggregated 73,333, 1,737,435, and 2,154,779 as of December 31, 1997, 1998 and 1999, respectively.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                  Year Ended December 31,
                                                -------------------------------
                                                 1997     1998      1999
                                                -------  -------  --------
Numerator:
  Net loss attributable to common
   stockholders................................  (3,209)  (7,509)  (28,882)
Denominator:
  Weighted average shares......................   2,405    3,949     8,975
  Weighted average unvested shares of Common
   Stock subject to repurchase.................     (49)  (1,316)   (1,357)
                                                -------  -------  --------
  Denominator for basic and diluted
   calculation.................................   2,356    2,633     7,618
Net loss per share:
  Basic and diluted............................ $ (1.36) $ (2.85) $  (3.79)


   The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1997    1998    1999
                                                        ------- ------- -------
Weighted average effect of Common Stock equivalents....   1,200     878     --
  Series A Preferred Stock.............................   1,235   2,107     --
  Series B Preferred Stock.............................     --    3,092     --
  Series C Preferred Stock.............................     --      359     --
  Series D Preferred Stock.............................     --      --      --
  Series E Preferred Stock.............................     --      --      --
  Warrants to purchase mandatorily redeemable
   convertible preferred stock.........................      66      71     --
  Shares of common Stock subject to repurchase.........      49   1,316   1,357
  Common Stock options.................................   1,480   1,870     545
                                                        ------- ------- -------
                                                          4,030   9,693   1,902
                                                        ======= ======= =======

 Pro forma net loss per share

   Pro forma net loss per share is computed using the weighted average number of shares of Common Stock outstanding, including the pro forma effects of the exercise of warrants to purchase Series B Preferred Stock and automatic conversion of the Company's Series A, B, C, D and E Preferred Stock into shares of the Company's Common Stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the beginning of the period, or at the date of issuance, if later. The resulting pro forma adjustment for the years ended December 31, 1998 and 1999 includes (i) an increase in the weighted average shares used to compute the basic net loss per share of 5,896,280 and 8,715,374, respectively, and (ii) a decrease in the net loss attributable to common stockholders for the accretion of mandatorily redeemable convertible preferred stock of $1,165,000 and $13,227,000, respectively. The calculation of diluted net loss per share

                                INTERWOVEN, INC.

excludes potential shares of Common Stock as their effect would be antidilutive. Pro forma potential Common Stock consists of Common Stock subject to repurchase rights and incremental shares of Common Stock issuable upon the exercise of stock options.

 Comprehensive income

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of December 31, 1998 and December 31, 1999, the Company had not had any transactions that were required to be reported in comprehensive income.

 Segment information

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company identifies its operating segment based on business activities, management responsibility and geographic location. During all periods presented, the Company operated in a single business segment. Through December 31, 1999, foreign operations revenues or investments in the foreign operation long-lived assets have not been significant.

 Reclassifications

   Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

Note 2--Acquisition

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

   Allocation of Purchase Price

     Tangible Assets................................................. $ 385,000
     Intangible Assets...............................................
       Workforce.....................................................   500,000
       Goodwill......................................................   300,000
     Liabilities.....................................................  (385,000)
                                                                      ---------
                                                                      $ 800,000
                                                                      =========

   The amortization of the intangible assets will occur over the estimated periods to be benefited. The workforce asset will be amortized on the straight-line basis over two years from the acquisition date, however,

                                INTERWOVEN, INC.

retention of the acquired employees will be evaluated in future periods to assess whether accelerated amortization of this asset is warranted. The goodwill is expected to be amortized on a straight-line basis over three years from the acquisition date. Amortization of acquired intangible asset was $377,000 for the year ended December 31, 1999.

Note 3--Balance sheet components (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------  -------
   Accounts receivable, net:
     Accounts receivable....................................... $2,675  $ 5,446
     Less: Allowance for doubtful accounts.....................   (270)    (288)
                                                                ------  -------
                                                                $2,405  $ 5,158
                                                                ======  =======

   There were no write-offs against the allowance for doubtful accounts in the years ended December 31, 1998 and 1999.

                                                                 December 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------  -------
   Property and equipment, net:
     Computer equipment and software........................... $  952  $ 2,944
     Furniture and fixtures....................................    586      953
     Leasehold improvements....................................    449      501
                                                                ------  -------
                                                                 1,987    4,398
     Less: Accumulated depreciation and amortization...........   (370)  (1,253)
                                                                ------  -------
                                                                $1,617  $ 3,145
                                                                ======  =======

   Property and equipment includes $23,000 and $0 of fixed assets under capital leases at December 31, 1998 and 1999, respectively. Accumulated depreciation of such assets was $8,000 and $0 at December 31, 1998 and 1999, respectively.

                                                                  December 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
   Accrued liabilities:
     Payroll and related expenses................................ $1,247 $3,506
     Other.......................................................    226  1,460
                                                                  ------ ------
                                                                  $1,473 $4,966
                                                                  ====== ======

Note 4--Debt:

   In June 1999, the Company amended a financing agreement (the "Financing Agreement") originally entered into in June 1998, whereby the bank will loan up to 80% of eligible accounts receivable up to a maximum of $3,000,000 for working capital purposes. Working capital advances accrue interest at the bank's prime rate and are payable monthly with principal due one year subsequent to the date of any advance. The Financing Agreement provides for additional borrowings of up to $1,500,000 to finance equipment purchases. Advances for equipment purchases accrue interest at the bank's prime rate plus
 .25% and advances are payable

                                INTERWOVEN, INC.

monthly for one year subsequent to the date of any advance. Thereafter, the outstanding balance will be due in 36 monthly installments. The Agreement requires the Company to comply with certain financial covenants. The Company was in compliance with all covenants at December 31, 1998. On November 24, 1999, the Company repaid its equipment financing agreement with Silicon Valley Bank. The amount repaid totaled approximately $1.3 million.

   In January 1997, the Company issued $375,000 of convertible promissory notes payable. The notes bore interest at 6% per year. In connection with the issuance of the notes, the Company issued to the note holders warrants to purchase 82,219 shares of Series B Preferred Stock at $1.29 per share. The warrants expire at the earlier of November 2001 or upon an initial public offering of the Company's Common Stock. The Company recorded a $94,000 discount to the notes for the value of the warrants, which was recognized in 1997 as additional interest expense.

   In May 1997, the principal amounts and accrued interest outstanding for the notes were converted into 357,182 shares of Series B Preferred Stock and ultimately converted into Common Stock at the closing of the Company's initial public offering.

Note 5--Commitments:

   The Company leases office space and equipment under non-cancellable operating leases with various expiration dates through August 2003. Rent expense for the year ended December 31, 1997, 1998 and 1999 totaled $52,000, $557,000, and $1,341,182, respectively.

   Future minimum lease payments under noncancelable operating and capital leases, as of December 31, 1999, are as follows (in thousands):

                                                    Capital Operating Sublease
   Year Ending December 31,                         Leases   Leases    Income
   ------------------------                         ------- --------- --------
   2000............................................  $--     $ 3,045   $1,074
   2001............................................   --       3,027      927
   2002............................................   --       3,134      955
   2003............................................   --       1,522      647
   2004............................................   --         --       --
                                                     ----    -------   ------
   Total minimum lease payments and sublease
    income.........................................   --     $10,728   $3,603
                                                             =======   ======
   Less: Amount representing interest..............   --
                                                     ----
   Present value of capital lease obligations......  $--
                                                     ====

 Restricted cash

   During fiscal 1998, $605,000 of cash was pledged as collateral on an outstanding letter of credit relating to the building lease agreement and is classified as restricted cash on the balance sheet. The restricted cash will be reduced by $226,875 on the 31st month after the signing of the agreement provided no event of default has occurred. The Company was in compliance with all such covenants at December 31, 1998 and December 31, 1999.

Note 6--Income Taxes:

   At December 31, 1999, the Company had approximately $16,900,000 of federal and $9,700,000 of state net operating tax loss carryforwards available to reduce future taxable income which expire in 2010 and 2003

                                INTERWOVEN, INC.

for federal and state tax purposes, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

   Deferred tax assets consist of the following (in thousands):

                                                           December 31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  -------  -------
   Deferred tax assets:
     Net operating loss carryforwards................ $ 1,105  $ 2,882  $ 6,319
     Accruals and reserves...........................      61      235    1,090
     Research credits................................      40      120      414
     Depreciation....................................      60      128        0
                                                      -------  -------  -------
                                                        1,266    3,365    7,823
   Valuation allowance...............................  (1,266)  (3,365)  (7,736)
                                                      -------  -------  -------
   Net deferred tax assets:..........................       0        0       87
   Deferred tax liabilities:
     Depreciation....................................       0        0       19
     Non-deductible intangible assets................       0        0       68
                                                      -------  -------  -------
   Net deferred tax liabilities......................       0        0       87
   Net deferred tax assets........................... $   --   $   --   $   --
                                                      =======  =======  =======

   The acquisition of Lexington Software Associates was structured as a tax-free acquisition of stock, therefore, the differences between the recognized fair values of acquired net assets and their historical tax bases are not deductible for tax purposes. A deferred tax liability has been recognized for the differences between assigned fair values of intangibles for book purposes and the tax bases of such assets.

   For financial reporting purposes, the Company has incurred losses in each year since its inception. Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a valuation allowance against its net deferred tax assets at December 31, 1997, 1998 and 1999.

Note 7--Mandatorily Redeemable Convertible Preferred Stock:

   At December 31, 1998, mandatorily redeemable convertible preferred stock consisted of the following (in thousands):

                                          Shares
                                  ---------------------- Liquidation Redemption
Series                            Authorized Outstanding   Amount      Amount
------                            ---------- ----------- ----------- ----------
Series A Preferred Stock.........    1,120      1,120      $   224    $   626
Series B Preferred Stock.........    3,142      3,040        3,909      4,756
Series C Preferred Stock.........    7,160      7,160        7,726      7,989
Series D Preferred Stock.........    3,741      3,741        7,000      7,093
                                    ------     ------      -------    -------
                                    15,163     15,061      $18,859    $20,464
                                    ======     ======      =======    =======

                                INTERWOVEN, INC.

   The holders of Series A, B, C and D Preferred Stock had certain rights and privileges as follows:

 Warrants

   The Company issued warrants to purchase 20,409, 82,219 and 5,480 in 1996, 1997 and 1998, respectively, shares of Series B Preferred Stock at $1.29 per share to the holders of the warrants. The warrants expire at the earlier of November 2001 or upon an initial public offering of the Company's Common Stock.

 Voting

   Each share of Series A, B, C and D Preferred Stock had voting rights equivalent to Common Stock on an "as if" converted basis.

 Dividends

   Holders of Series A, B, C and D Preferred Stock were entitled to receive non-cumulative annual dividends of $0.01, $0.10, $0.09 and $0.15 per share, respectively, when and if declared by the Company's Board of Directors. Dividends on the Series A, B, C and D Preferred Stock would have been payable in preference and prior to any payment of any dividend on the Common Stock. The holders of the Series A, B, C and D would also have been entitled to participate in dividends on the Common Stock, when and if declared by the Board of Directors, on an as-converted to Common Stock basis. No dividends have been declared from inception through October 1999 when the Series A, B, C and D Preferred Stock were converted into Common Stock.

 Liquidation

   In the event of any liquidation, dissolution, winding up or merger where less than 50% of the voting power is maintained by the Company, the holders of the Series A, B, C and D Preferred Stock would have been entitled to receive, prior and in preference to any distribution to the holders of the Common Stock, an amount equal to $0.20, $1.29, $1.08 and $1.87 per share, respectively, plus any declared but unpaid dividends. Any amounts remaining after such distribution would have been distributed among the holders of Series B, C and D Preferred Stock, and Common Stock on an "as if" converted basis until the holders of Series B, C and D Preferred Stock had received an aggregate liquidation payment of $2.57, $2.16 and $2.81, thereafter any remaining amounts would have been distributed among the holders of Common Stock.

 Redemption

   Upon the request of holders of at least 50% of the outstanding shares of Series A, B, C or D Preferred Stock, the shares of all of the preferred stock could have been redeemed in four equal installments beginning in May 2002. The redemption price for Series A, B, C and D Preferred Stock would have been the greater of the original issuance price for Series A, B, C and D Preferred Stock, $0.20, $1.29, $1.08 and $1.87 per share, respectively, plus any undeclared and unpaid dividends and an amount equal to that amount which would result in the holder of such shares realizing an 8% annually compounded return on the purchase price or the fair market value of Series A, B, C and D Preferred Stock on the first redemption date.

 Conversion

   Each share of Series A, C and D Preferred Stock was convertible at the option of the holder into two-thirds of a share of Common Stock at any time, subject to adjustment for antidilution. Each share of Series B Preferred Stock was convertible at the option of the holders into .7022705 of a share of Common Stock at any

                                INTERWOVEN, INC.

time, subject to adjustment for antidilution. All shares of Series A, B, C and D Preferred Stock were automatically converted upon the October 1999 initial public offering of the Company's Common Stock.

 Series E Preferred Stock

   Each share of Series E Preferred Stock had voting rights equivalent to Common Stock on an "as if" converted basis. Holders of Series E Preferred Stock were entitled to receive non-cumulative annual dividends of $0.45 per share, when and if declared by the Company's Board of Directors. Dividends on the Preferred Stock would have been payable in preference and prior to any payment of any dividend on the Common Stock. The holders of the Series E Preferred Stock would have been entitled to participate in dividends on the Common Stock, when and if declared by the Board of Directors, based on the number of shares of Common Stock held on an as-converted basis. No dividends were declared on the preferred stock.

   In the event of any liquidation, dissolution, winding up or merger where less than 50% of the voting power is maintained by the Company, the holders of the Series E Preferred Stock would have been entitled to receive, prior and in preference to any distribution to the holders of the Common Stock, an amount equal to $5.66 per share, respectively, plus any declared but unpaid dividends. Any amounts remaining after such distribution would have been distributed among the holders of Series E Preferred Stock, and Common Stock on an "as if" converted basis until the holders of Series E received an aggregate liquidation payment of $8.49, thereafter any remaining amounts would have been distributed among the holders of Common Stock.

   Upon the request of holders of at least 50% of the outstanding shares of Series E Preferred Stock, the shares of all of the preferred stock would have been redeemed in four equal installments beginning in May 2002. The redemption price for Series E Preferred Stock would have been the greater of the original issuance price for Series E Preferred Stock, $5.66 per share, respectively, plus any undeclared and unpaid dividends and an amount equal to that amount which would result in the holder of such shares realizing an 8% annually compounded return on the purchase price or the fair market value of Series E Preferred Stock on the first redemption date.

   Each share of Series E Preferred Stock was convertible at the option of the holder into two-thirds of a share of Common Stock at any time, subject to adjustment for antidilution. Each share of Series E Preferred Stock was automatically converted upon the Company's initial public offering of Common Stock.

 Conversion of Preferred Stock

   Effective upon the closing of the Company's initial public offering, the outstanding shares of Series A, B, C, D and E Preferred Stock were converted into 746,664, 2,134,548, 4,773,161, 2,494,142, and 2,322,024 shares of Common
Stock, respectively.

Note 8--Common Stock:

   In March 1995, the Company issued 1,933,333 shares of Common Stock to its founder in exchange for $14,500 in total consideration. Additionally, in March 1996, the Company issued 233,333 shares of Common Stock to an employee in consideration of a $3,500 promissory note. In addition, the Company issued a further 200,000 shares of Common Stock in consideration of $3,000 in cash. Under the terms of the stock purchase agreements, the Company has the right to repurchase up to 2,166,667 shares of such Common Stock at the original issue price upon termination. The repurchase rights expired as to 25% of such Common Stock in January 1997 and the remainder expire ratably over a 36 month period thereafter with 586,667 and 61,805 shares of Common Stock subject to repurchase at December 31, 1998 and 1999, respectively.

 Notes receivable from stockholders

   In March 1998, the Company issued 1,333,333 shares of Common Stock to an officer of the Company in exchange for a $240,000 note receivable. The note bore interest at 6% per year. The note was secured by the

                                INTERWOVEN, INC.

underlying stock and is classified as a note receivable from stockholder in the accompanying balance sheet at December 31, 1998. Under the terms of the agreement, the Company has the right to repurchase all of the shares of such stock at the original issue price upon termination. The repurchase rights expire ratably over a 48 month period with 1,055,555 and 722,221 shares of Common Stock subject to repurchase at December 31, 1998 and 1999, respectively. In June 1999, the note was paid.

   In April 1999 the Company issued a total 516,667 shares of Common Stock to two officers of the Company in exchange for notes receivable totalling $201,500. The notes bears interest at the rate of 6% per year. The principal sum of the notes will become due and payable in eighteen equal monthly installments beginning in October 2000. The notes are secured by the underlying stock and are classified as notes receivable from stockholders in the accompanying balance sheet at December 31, 1999. Under the terms of the agreement, the Company has the right to repurchase all of the shares of such stock at the original issue price upon termination. The repurchase rights will expire as to 25% of such Common Stock in April 2000, and the remainder will expire ratably over a 36 month period thereafter with 516,667 shares of Common Stock subject to repurchase at December 31, 1999.

Note 9--Employee Stock Option Plan:

 Prior Stock Option Plans

   The Company's 1996 Stock Option Plan and 1998 Stock Option Plan provide for the issuance of options to acquire 3,766,666 shares of common stock. These plans provide for the grant of incentive stock options to employees and nonqualified stock options to employees, directors and other eligible participants. Options granted under the Plans vest at variable rates, typically four years, determined by the Board of Directors and remain exercisable for a period not to exceed ten years. All of the shares of common stock that were available for issuance when the 1999 Equity Incentive Plan became effective, became available for issuance under the 1999 Equity Incentive Plan.

 1999 Equity Incentive Plan

   In July 1999, the Board adopted and in September 1999, the stockholders approved, the 1999 Equity Incentive Plan (the "1999 Plan") and reserved 2,900,000 shares of Common Stock for issuance thereunder. The 1999 Plan authorized the award of options, restricted stock awards and stock bonuses (each an "Award"). No person will be eligible to receive more than 1,000,000 shares in any calendar year pursuant to Awards under the 1999 Plan other than a new employee of the Company who will be eligible to receive no more than 1,500,000 shares in the calendar year in which such employee commences employment. Options granted under the 1999 Plan may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company.

   Options under the Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. The maximum term of options granted under the 1999 Plan is ten years.

                                INTERWOVEN, INC.

   Members of the Board who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the 1999 Plan. The option grants under the 1999 Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the Common Stock on the date of grant. Each eligible director who first becomes a member of the Board on or after the effective date of October 8, 1999 forms a part (the "Effective Date") will initially be granted an option to purchase 20,000 shares (an "Initial Grant") on the date such director first becomes a director. Immediately following each Annual Meeting of the Company, each eligible director will automatically be granted an additional option to purchase 10,000 shares if such director has served continuously as a member of the Board since the date of such director's Initial Grant or, if such director was ineligible to receive an Initial Grant, since the Effective Date. The term of such options is ten years, provided that they will terminate three months following the date the director ceases to be a director or a consultant of the Company (twelve months if the termination is due to death or disability). All options granted under the Directors Plan will vest 100% of the shares upon the date of issuance.

 Plan Activity

   The following table summarizes the activity under the 1996, 1998 and 1999 Plans for the years ended December 31, 1997, 1998 and 1999 (shares in thousands):

                                                  Year Ended December 31,
                          --------------------------------------------------------------------------
                                   1997                     1998                     1999
                          ------------------------ ------------------------ ------------------------
                                  Weighted Average         Weighted Average         Weighted Average
                          Shares   Exercise Price  Shares   Exercise Price  Shares   Exercise Price
                          ------  ---------------- ------  ---------------- ------  ----------------
Outstanding at beginning
 of year................    487        $0.03        1,276       $0.11          622       $ 0.17
Granted.................  1,074         0.14          824        0.21        2,587        24.42
Canceled................   (185)        0.09         (334)       0.18         (264)        1.43
Exercised...............   (100)        0.05       (1,144)       0.13       (1,397)        1.20
                          -----                    ------                   ------
Outstanding at end of
 year...................  1,276         0.11          622        0.17        1,548        39.56
                          -----                    ------                   ------
Options exercisable at
 end of year............  1,276                       622                    1,548
                          =====                    ======                   ======
Weighted average fair
 value of options
 granted during the
 year...................               $0.03                    $0.05                    $39.56
                                       =====                    =====                    ======

   The following table summarizes information about stock options outstanding and exercisable at December 31, 1999 (shares in thousands):

                                                                       Options Exercisable at
                      Options Outstanding at December 31, 1999           December 31, 1999
                 -------------------------------------------------- ----------------------------
                               Weighted Average
   Range of        Number    Remaining Contractual Weighted Average   Number    Weighted Average
Exercise Prices  Outstanding     Life (Years)       Exercise Price  Exercisable  Exercise Price
---------------  ----------- --------------------- ---------------- ----------- ----------------
$ 0.15-2.25           425             9.2              $  1.46           425         $ 1.46
  7.64-10.01          439             9.6                 8.90           439           8.90
 11.00-99.00          244             9.8                15.46           235          12.87
 103.38-123.75        440            10.0               120.38           --             --
                    -----                                              -----
                    1,548             9.6                39.56         1,099           6.87
                    =====                                              =====

                                INTERWOVEN, INC.

 Fair value disclosures

   The Company calculated the minimum fair value of each option grant on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                               1997  1998  1999
                                                               ----  ----  ----
   Risk-free interest rates................................... 6.5%  6.5%   5.5%
   Expected lives (in years).................................. 4.0   4.0    4.0
   Dividend yield............................................. 0.0   0.0    0.0
   Expected volatility........................................ 0.0   0.0   80.0%

  The compensation cost associated with the Company's stock-based compensation plans, determined using the fair value method prescribed by SFAS No. 123, did not result in a material difference from the reported net income for the years ended December 31, 1997, 1998 and 1999.


 Employee Stock Purchase Plan

   In July 1999, the Board adopted and in September 1999, the stockholders approved, the 1999 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 300,000 shares of Common Stock for issuance thereunder. On each January 1, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1% of the Company's outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under the Purchase Plan shall not exceed 3,000,000 shares. The Purchase Plan will become effective on the first business day on which price quotations for the Company's Common Stock are available on the Nasdaq National Market. Employees generally will be eligible to participate in the Purchase Plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under the Purchase
Plan) 5% stockholders of the Company. Under the Purchase Plan, eligible employees may select a rate of payroll deduction between 2% and 10% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period will have a maximum duration of two years and consists of four six-month Purchase Periods. The first Offering Period is expected to begin on the first business day on which price quotations for the Company's Common Stock are available on the Nasdaq National Market. Depending on the Effective Date, the first Purchase Period may be more or less than six months long. Offering Periods and Purchase Periods thereafter will begin on February 1 and August 1. The price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's Common Stock on the first day of the applicable offering period or on the last day of that purchase period. The Purchase Plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan.

 Deferred stock-based compensation

   In connection with certain stock option grants during the years ended December 31, 1998 and 1999, the Company recognized deferred stock-based compensation totaling $1.9 million and $7.3 million, respectively, which is being amortized over the vesting periods of the applicable options. Amortization expense recognized during the year ended December 31, 1998 and 1999 totaled approximately $812,000 and $3.7 million, respectively.

                                INTERWOVEN, INC.

Note 10--Subsequent Events:

 Follow-on offering

   On February 1, 2000, we completed our follow-on offering of common stock. We sold a total of 1,000,000 shares at a price of $161.00 per share. The offering resulted in net proceeds to us of approximately $152.3 million, net of an underwriting discount of $7.7 million and estimated offering expenses of $1.0 million.