Form 10-Q
period 2000-03-31
INTERWOVEN INC
filed 2000-05-10
CIK 1042431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X]Quarterly report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

                                       or

  [_]Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

         For the transition period from               to

                        Commission File Number 000-27389

                                INTERWOVEN, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                                       77-0523543
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification Number)
    1195 West Fremont Avenue, Suite 2000,
                Sunnyvale, CA                                      94087
  (Address of principal executive offices)                       (Zip Code)

                                 (408) 774-2000
              (Registrant's telephone number including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No [_]

   There were 24,122,967 shares of the Company's Common Stock, par value $0.001, outstanding on May 10, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
 PART I FINANCIAL INFORMATION

 Item 1 - Condensed Consolidated Financial Statements:

     Condensed Consolidated Balance Sheet as of March 31, 2000 and
      December 31, 1999.............................................      3

     Condensed Consolidated Statements of Operations for the Three
      Months Ended March 31, 2000 and 1999..........................      4

     Condensed Consolidated Statements of Cash Flows for the Three
      Months Ended March 31, 2000 and 1999..........................      5

     Notes to Condensed Consolidated Financial Statements...........      6

 Item 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations..........................................     9

 Item 3 - Quantitative and Qualitative Disclosures about Market
  Risk...............................................................    21

 PART II OTHER INFORMATION

 Item 1 - Legal Proceedings..........................................    23

 Item 2 - Changes in Securities and Use of Proceeds..................    23

 Item 3 - Default upon Senior Securities.............................    24

 Item 4 - Submission of Matters to a Vote of Securities Holders......    24

 Item 5 - Other Information..........................................    24

 Item 6 - Exhibits and Reports on Form 8-K...........................    24

 SIGNATURE...........................................................    25

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                                INTERWOVEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                        March 31,  December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (unaudited)
                        Assets
Current assets:
  Cash and cash equivalents...........................   $49,884     $10,983
  Short-term investments..............................   111,887      44,665
  Accounts receivable, net of allowance for doubtful
   accounts of $275 and $288, respectively............    12,081       5,158
  Prepaid expenses....................................     1,384         787
  Other current assets................................       313         559
                                                         -------     -------
    Total current assets..............................   175,549      62,152
Investments...........................................    63,966      16,464
Property and equipment, net...........................     4,230       3,145
Intangible assets, net................................       365         416
Restricted cash.......................................       605         605
Other assets..........................................       149         297
                                                         -------     -------
                                                         244,864      83,079
                                                         =======     =======
         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable....................................   $ 1,328     $   834
  Accrued liabilities.................................     8,624       4,966
  Deferred revenue....................................     8,628       1,939
                                                         -------     -------
    Total current liabilities.........................    18,580       7,739
Stockholders' equity:
Preferred stock, $0.001 par value, 5,000 shares
 authorized, no shares issued or outstanding; no
 shares authorized, issued or outstanding.............       --          --
Common stock, 100,000 shares authorized, 23,967 and
 22,886 issued and outstanding........................        24          23
Additional paid-in capital............................   259,369     106,214
Notes receivable from stockholders....................      (202)       (202)
Deferred stock-based compensation.....................    (3,899)     (4,732)
Accumulated deficit...................................   (29,008)    (25,963)
                                                         -------     -------
    Total stockholders' equity........................   226,284      75,340
                                                         -------     -------
                                                         244,864      83,079
                                                         =======     =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                INTERWOVEN, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                              Three Months
                                                             Ended March 31,
                                                             ----------------
                                                              2000     1999
                                                             -------  -------
                                                               (unaudited)
Revenues:
  License................................................... $ 9,388  $ 1,360
  Services..................................................   4,472      742
                                                             -------  -------
    Total revenues..........................................  13,860    2,102
Cost of revenues:
  License...................................................      66       15
  Services..................................................   4,654      549
                                                             -------  -------
    Total cost of revenues..................................   4,720      564
Gross profit................................................   9,140    1,538
Operating expenses:
  Research and development..................................   2,208      779
  Sales and marketing.......................................   9.669    2,287
  General and administrative................................   1,960      598
  Amortization of deferred stock-based compensation.........     833      640
  Amortization of acquired intangible assets................      52      --
                                                             -------  -------
    Total operating expenses................................  14,722    4,304
Loss from operations........................................  (5,582)  (2,766)
Interest income and other income (expense), net.............   2,537       65
                                                             -------  -------
Net loss....................................................  (3,045)  (2,701)
                                                             =======  =======
Accretion of mandatorily redeemable convertible preferred
 stock to redemption value..................................     --    (2,126)
                                                             -------  -------
Net loss attributable to common stockholders................ $(3,045) $(4,827)
                                                             =======  =======
Basic and diluted net loss per share (Note 1)............... $ (0.14) $ (1.47)
                                                             =======  =======
Shares used in computing basic and diluted net loss per
 share......................................................  21,760    3,278
                                                             =======  =======
Pro forma basic and diluted net loss per share (Note 1)..... $ (0.14) $ (0.20)
                                                             =======  =======
Shares used in computing pro forma basic and diluted net
 loss per share.............................................  21,760   13,499
                                                             =======  =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                INTERWOVEN, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                                                               (unaudited)
Cash flows used in operating activities:
 Net loss................................................... $ (3,045) $(2,701)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      382      139
  Amortization of deferred stock-based compensation.........      833      640
  Amortization of acquired intangible assets................       52      --
  Issuance of common stock for services.....................      --        27
  Provisions for doubtful accounts..........................      (13)      22
  Changes in assets and liabilities:
   Accounts receivable......................................   (6,910)       8
   Prepaid expenses and other assets........................     (203)      34
   Accounts payable.........................................      494      (30)
   Accrued liabilities......................................    3,658     (178)
   Deferred revenue.........................................    6,688      166
                                                             --------  -------
    Net cash provided by (used in) operating activities.....    1,936   (1,873)
                                                             --------  -------
Cash flows from investing activities:
 Purchase of property and equipment.........................   (1,467)    (156)
 Purchases of investments................................... (127,814)     --
 Maturities of investments..................................   13,090      --
                                                             --------  -------
    Net cash used in investing activities................... (116,191)    (156)
Cash flows from financing activities:
 Proceeds from exercise of warrants.........................       10      --
 Proceeds from exercise of stock options....................      484       59
 Proceeds from issuance of common stock for follow-on
  offering..................................................  152,662      --
 Principal payments of debt and leases......................      --        (3)
                                                             --------  -------
    Net cash provided by financing activities...............  153,156       56
                                                             --------  -------
Net increases in cash and cash equivalents..................   38,901   (1,973)
Cash and cash equivalents at beginning of period............   10,983    9,022
                                                             --------  -------
Cash and cash equivalents at end of period.................. $ 49,884  $ 7,049
                                                             --------  -------
Supplemental cash flow disclosures:
    Cash paid for interest.................................. $    --   $    11
                                                             --------  -------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                INTERWOVEN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies:

The Company

   Interwoven, Inc. (the "Company") is a leading provider of software products and services that help businesses and other organizations manage the information that makes up the content of their web sites. In the Internet industry this is often referred to as "web content management." The Company's flagship software product, TeamSite, is designed to help customers develop, maintain and extend large web sites that are essential to their businesses. The Company also markets and sells its software products and services through its wholly-owned subsidiaries in the United Kingdom and Australia. In April 2000, the Company incorporated subsidiaries in Germany and Singapore.

Basis of Presentation

   The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2000 and 1999. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Follow-on offering

   On February 1, 2000, we completed our follow-on offering. We sold a total of 1,000,000 shares of Common Stock at a price of $161.00 per share. The offering resulted in net proceeds to us of approximately $152.3 million, net of an underwriting discount of $7.7 million and estimated offering expenses of $1.0 million.

Principles of consolidation

   The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions.

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

Fair value of instruments

   The Company's financial instruments, including cash and cash equivalents, short-term investments, long-term investments, accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short-term maturity of these instruments. Debt and capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments.

                                INTERWOVEN, INC.

Net loss per share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss attributed to common stockholders for the period by the weighted average number of shares of Common Stock outstanding during the period excluding shares of Common Stock subject to repurchase. Such shares of Common Stock subject to repurchase aggregated 1,791,929 (unaudited) and 1,884,257 (unaudited) as of March 31, 1999 and 2000, respectively.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                               Three Months
                                                                Ended March
                                                                    31,
                                                               --------------
                                                                2000    1999
                                                               ------  ------
                                                                (unaudited)
   Numerator:
     Net loss available to Common Stockholders................ (3,045) (2,701)
   Denominator:
     Weighted average shares.................................. 23,644  15,291
     Weighted average unvested Common Stock subject to
      repurchase.............................................. (1,884) (1,792)
                                                               ------  ------
     Denominator for basic and diluted calculation............ 21,760  13,499
   Net loss per share:
     Basic and diluted........................................ ($0.14) ($0.20)
                                                               ======  ======

Pro forma net loss per share

   Pro forma net loss per share is computed using the weighted average number of shares of Common Stock outstanding, including the pro forma effects of the exercise of warrants and automatic conversion of the Company's Series A, B, C, D and E Preferred Stock into shares of Common Stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the beginning of the period, or at the date of issuance, if later. The resulting pro forma adjustment for the three months ended March 31, 2000 and 1999 includes (i) an increase in the weighted average shares used to compute the basic net loss per share of 0 (unaudited) and 10,220,586 (unaudited), respectively, and (ii) a decrease in the net loss attributable to Common Stockholders for the accretion of mandatorily redeemable convertible preferred stock of $0 and $2,126,000 (unaudited), respectively. The calculation of diluted net loss per share excludes potential shares of Common Stock as their effect would be antidilutive. Pro forma potential Common Stock consists of Common Stock subject to repurchase rights shares of Common Stock issuable upon the exercise of stock options.

Comprehensive income

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of March 31, 2000 and 1999, the Company had not had any transactions that are required to be reported in comprehensive income.

Segment information

   Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company identifies its operating segment based on

                               INTERWOVEN, INC.

business activities, management responsibility and geographic location. During all periods presented, the Company operated in a single business segment. Through March 31, 2000, foreign operation revenues or investments in foreign operation long-lived assets have not been significant.

Cash, cash equivalents and investments

   The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments. All other liquid investments are classified as short-term investments and long-term investments. Short-term investments and long-term investments consist of commercial paper and corporate bonds.

   Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At March 31, 2000, all investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholders' equity.

   Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. There have been no such transactions in the three months ended March 31, 2000. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income within the consolidated statement of operations.

   At March 31, 2000, the Company's available-for-sale securities consisted of commercial paper $59.8 million, corporate notes $6.2 million, corporate bonds $44.7 million, foreign debt securities $4.6 million, municipal bonds $7.6 million, medium term notes $9.2 million and United States government agencies $76.9 million and money market funds $13.7 million. Of these securities, $46.9 million, $111.9 million and $63.9 million was classified as cash equivalents, short-term investments and long-term investments, respectively. The estimated fair value of investments classified by the date of contractual maturity due within one year is $158.8 million and due after one year is $63.9 million.

   As of March 31, 2000 the difference between the fair value and the amortized cost of available-for-sale securities was insignificant; therefore, no unrealized gains or losses were recorded in stockholders' equity. For the three months ended March 31, 2000, there were no realized gains and losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on the information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results may differ materially from the results discussed on this report. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results".

   The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our Financial Statements and Notes appearing elsewhere in this Form 10-Q.

Overview

   Interwoven was incorporated in March 1995 to provide software products and services for web content management. Designed specifically for the web, our products allow large teams of people across an enterprise to contribute and edit web content on a collaborative basis, reducing the time-to-web for critical eBusiness initiatives. From March 1995 through March 1997, we were a development stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We subsequently developed and released enhanced versions of TeamSite and have introduced related products. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, London, Los Angeles, New York City, Seattle and Washington, D.C. Our revenues to date have been derived primarily from accounts in North America. In May 1999, we opened an office in the United Kingdom; in December 1999, we opened an office in Australia; and in April 2000, we opened offices in Germany, Japan and Singapore.

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

   Since inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish an administrative organization. As a result, we have incurred net losses in each quarter since inception and, as of March 31, 2000, had an accumulated deficit of $29.0 million. We anticipate that our cost of services revenues and operating expenses will increase substantially in future quarters as we grow our service organization to support an increased level and expanded number of services offered, increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future as we continue to expand our operations. In addition, our limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that we will achieve or sustain profitability.

Results of Operations

   Our license and services revenues have grown in each of the last nine quarters, including in the three months ended March 31, 2000, except that our license revenues declined in the three months ended March 31, 1999 from that in the three months ended December 31, 1998. This decline reflected the unusually high revenues in the prior period, due in part to a few large license sales in that period.

   The increase in services revenues in the three months ended March 31, 2000 reflects an increase in both professional services and maintenance fees, generated from a greater number of customers which licensed our products in prior periods, and it reflects an increase in the number of professional services staff and a higher effective staff utilization rate.

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

   The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

                                                                       Three
                                                                      Months
                                                                       Ended
                                                                     March 31,
                                                                     ----------
                                                                     2000  1999
                                                                     ----  ----
   Revenues:
     License........................................................  68%    65%
     Services.......................................................  32     35
                                                                     ---   ----
       Total revenues............................................... 100    100

   Cost of revenues:
     License........................................................   0      1
     Services.......................................................  34     26
                                                                     ---   ----
       Total cost of revenues.......................................  34     27

   Gross profit.....................................................  66     73

   Operating expenses:
     Research and development.......................................  16     37
     Sales and marketing............................................  70    109
     General and administrative.....................................  14     28
     Amortization of deferred stock-based compensation..............   6     30
     Amortization of acquired intangible assets.....................   0      0
                                                                     ---   ----
       Total operating expenses..................................... 106    204
                                                                     ---   ----
   Loss from operations............................................. (40)  (131)
   Interest income and other expenses, net..........................  18      3
                                                                     ---   ----
   Net loss......................................................... (22)  (128)
                                                                     ===   ====

Three Months Ended March 31, 1999 and 2000

Revenues

   Total revenues increased 559% from $2.1 million for the three months ended March 31, 1999 to $13.9 million for the three months ended March 31, 2000. This increase was attributable to greater market acceptance of our products and services, which was a result of our increased sales and marketing staff selling our products to a larger number of customers, and to a higher average sales price due to our December 1999 price increase, expanded product configurations and the greater quantity of user seats purchased.

   License. License revenues increased 590% from $1.4 million for the three months ended March 31, 1999 to $9.4 million for the three months ended March 31, 2000. License revenues represented 65% and 68% of total revenues, respectively, in those periods. The increase in license revenues reflects our growing customer base and increasing average sales price. The increase in license revenue as a percentage of total revenue for the three months ended March 31, 2000, to 68% of total revenue, reflects demand for our products that is growing faster than the delivery of services ordered with those products.

   Services. Services revenues increased 503% from $742,000 for the three months ended March 31, 1999 to $4.5 million for the three months ended March 31, 2000. Services revenues represented 35% and 32% of total revenues, respectively, in those periods. The increase in services revenues reflects a $2.3 million increase in professional services fees, a $1.0 million increase in maintenance fees and a $455,000 increase in training fees. The increase in service revenues reflects an increase in both professional services and maintenance fees generated from an expanded number of customers which licensed our products.

Cost of Revenues

   License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues was $15,000 for the three months ended March 31, 1999 and increased to $66,000 for the three months ended March 31, 2000. Cost of license revenues represented 1% and 0%, respectively, of license revenues in the three months ended March 31, 1999 and March 31, 2000, respectively.

   Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support staffs, as well as subcontractor expenses. Cost of services revenues increased 748% from $549,000 for the three months ended March 31, 1999 to $4.7 million for the three months ended March 31, 2000. Cost of services revenues represented 74% and 104% of services revenues, respectively, in those periods. This increase in cost of services revenues was attributable to an increase in the number of in-house staff from 16 to 82, and a $1.4 million increase in subcontractor expenses.

   We expect our cost of services revenues to increase for the foreseeable future as we continue to expand our services staff and consulting organizations. Since services revenues have lower margins than license revenues, this expansion will reduce our gross margins if our license revenues do not increase significantly. We expect cost of services revenues as a percentage of services revenues to vary from period to period depending on the mix of services we provide, whether the services are performed by our in-house staff or subcontractors, and the overall utilization rates of our professional services staff.

Gross Profit

   Gross profit increased 494% from $1.5 million for the three months ended March 31, 1999 to $9.1 million for the three months ended March 31, 2000. Gross profit represented 73% and 66% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increased license and services revenues from a growing customer base. The decrease in gross profit percentage was a result of the expansion of our professional services organization. The Company has made and will continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers. We expect gross profit as a percentage of total revenues to fluctuate from period to period as a result of changes in the relative proportion of license and services revenues.

Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses increased 183% from $779,000 for the three months ended March 31, 1999 to $2.2 million for the three months ended March 31, 2000, representing 37% and 16% of total revenues in those periods, respectively. This increase in absolute dollar amounts was due to increases in the number of product development personnel. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the dollar amounts of research and development expenses will increase in future periods. To date, all software development costs have been expensed in the period incurred.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 323% from $2.3 million for the three months ended March 31, 1999 to $9.7 million for the three months ended March 31, 2000, representing 109% and 70% of total revenues, respectively, in those periods. This increase in dollar amounts reflects increases in the number of our sales and marketing personnel costs of $2.5 million, higher sales commissions and bonuses of $3.0 million and increased marketing-related costs of $344,000. We expect to continue to invest heavily in sales and marketing in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

   General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 228% from $598,000 for the three months ended March 31, 1999 to $2.0 million for the three months ended March 31, 2000, representing 28% and 14% of total revenues, respectively. This increase in dollar amounts was due to additional staffing of these functions to support expanded operations during this same period. We expect general and administrative expenses to increase in absolute dollars in 2000 as we add personnel to support expanding operations, incur additional costs related to the growth of our business, and continue the reporting requirements of a public company.

   Amortization of Deferred Stock-Based Compensation. In 1998 and 1999, we recorded deferred stock-based compensation of $1.9 million and $7.3 million in connection with stock options granted during 1998 and 1999, respectively. These amounts represent the difference between the exercise price of stock options granted during those periods and the deemed fair value of our common stock at the time of the grants. Amortization of deferred stock-based compensation was $640,000 and $833,000 for the three months ended March 31, 1999 and 2000, respectively. We expect per quarter amortization related to these options of between approximately $600,000 and $850,000 during 2000, between approximately $315,000 and $430,000 during 2001, between approximately $125,000 and $205,000 during 2002 and between approximately $10,000 and $60,000 during 2003.

   Amortization of Acquired Intangible Assets. In July 1999, we recorded intangible assets of approximately $800,000 in connection with the acquisition of Lexington Software Associates Incorporated. Goodwill related to this transaction approximated $300,000 and intangible assets related to the workforce of Lexington Software approximated $500,000 of the purchase price. The total purchase price for this acquisition was approximately $800,000. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. Amortization of acquired intangible assets was $52,000 for the three months ended March 31, 2000.

Interest Income and Other Expenses, Net

   Interest income and other expenses, net, increased from $65,000 for the three months ended March 31, 1999 to $2.5 million for the three months ended March 31, 2000 due to increased interest income earned on the proceeds from our initial public offering in October 1999 and our subsequent public offering in February 2000.

Liquidity and Capital Resources

   Prior to our initial public offering, since our inception, we raised a total of $37.0 million from the sale of preferred stock, net of issuance costs, which was the primary source of financing for our operations.

   In October 1999, we completed our initial public offering of 3,622,500 shares of our common stock, including the exercise of the underwriters' overallotment option, at $17.00 per share. Realized net proceeds to us were approximately $56.2 million.

   In February 2000, we completed a follow-on offering of 3,000,000 shares of common stock at $161.00 per share. We sold 1,000,000 shares in this offering and selling stockholders sold 2,000,000 shares. Realized net proceeds to us were $152.3 million. At March 31, 2000, our sources of liquidity consisted of $225.7 million in cash, cash equivalents and investments and $157.0 million in working capital. We have a $3.0 million line of credit with Silicon Valley Bank, which bears interest at the bank's prime rate, which was 9.00% at March 31, 2000. At March 31, 2000, the line of credit was unused. The line of credit is secured by all of our tangible and intangible assets, and contains financial covenants including: a quick asset ratio, excluding deferred maintenance revenue, of at least 2:1 and a liquidity ratio of unrestricted cash plus 80% of eligible accounts receivable minus outstanding advances divided by loans outstanding of not less than 1.5:1. We intend to maintain the line of credit. As of March 31, 2000, we were in compliance with all related financial covenants and restrictions under the line of credit.

   Net cash used in operating activities was $1.9 million and net cash provided by operating activities was $1.9 million in the three months ended March 31, 1999 and 2000, respectively. Net cash provided by operating activities reflected increasing net losses and, to a lesser extent, accounts receivable, offset in part by increase in accrued liabilities and deferred revenue. Net cash used in operating activities in prior periods primarily reflected net losses.

   From inception, our investing activities have consisted primarily of purchases of investments and purchases of property and equipment, principally computer hardware and software for our growing number of employees. Cash used to purchase property and equipment was $156,000 and $1.5 million during the three months ended March 31, 1999 and March 31, 2000, respectively. We expect that capital expenditures will increase with our anticipated growth in operations, infrastructure and personnel. As of March 31, 2000 we had no material capital expenditure commitments.

   During the three months ended March 31, 2000, the Company's investing activities have consisted of purchases of short-term and long-term investments. To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

   Net cash provided by financing activities in three months ended March 31, 1999 and 2000 was $56,000 and $153.2 million, respectively. Net cash provided by financing activities reflected primarily the proceeds of issuances of preferred stock and common stock, respectively, in each of these periods.

   We believe that the current cash, cash equivalents, investments and funds available under existing credit facilities and the net proceeds from the sale of the common stock in our initial public offering and follow-on offering, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

   Some of the statements under "Factors That May Affect Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Factors That May Affect Future Results" and elsewhere in this Form 10-Q.

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

   We have incurred net losses in each quarter since our inception, and we expect our net losses to increase. We incurred net losses of $2.9 million in 1997, $6.3 million in 1998, $15.7 million in 1999 and $3 million for the three months ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of approximately $29.0 million. To compete effectively, we plan to continue to invest aggressively to expand our sales and marketing, research and development, and professional services organizations. As a result, if we are to achieve profitability we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all.

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

  .  potential customers that utilize in-house development efforts; and

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

   The market for web content management software in which we sell is new and rapidly evolving. While we have licensed our products to 255 customers, we expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market, and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that a viable market for our products will emerge, or if it does emerge, that it will be sustainable.

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

If we do not develop our indirect sales channels, we will be less likely to increase our revenues.

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

   We derive substantially all of our revenues from sales to North American customers. We are expanding our international operations and plan to do so for the foreseeable future. There are many barriers to competing successfully in the international arena, including:

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

   Our services revenues represent a significant component of our total revenues: 21% of total revenues for 1998, 36% of total revenues for 1999 and 32% of total revenues for the three months ended March 31, 2000. We anticipate that services revenues will continue to represent a significant percentage of total revenues in the future. To a large extent, the level of services revenues depends upon our ability to license products which generate follow-on services revenue. Additionally, services revenues growth depends on ongoing renewals of maintenance and service contracts. Moreover, if third-party organizations such as systems integrators become proficient in installing or servicing our products, our services revenues could decline. Our ability to increase services revenues will depend in large part on our ability to increase the capacity of our professional services organization, including our ability to recruit, train and retain a sufficient number of qualified personnel.

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


Item 3. Quantitative and Qualitative Disclosures about Market Risk

   We develop products in the United States and market our products in North America, and, to a lesser extent in Europe and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since all of our revenue is currently denominated in U.S. Dollars, a strengthening of the Dollar could make our products less competitive in foreign markets. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our financial investments are in cash equivalents and investments. Due to the nature of our financial investments, we believe that there is no material risk exposure. Therefore, no quantitative tabular disclosures are required.

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 2000, approximately 72% of our total portfolio matures in one year or less, with the reminder maturing in less than two years. See Note 1 of Notes to Condensed Consolidated Financial Statements.

   The following table presents the amounts of cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of March 31, 2000:

                                                                         Fair
                                             2000     2001     Total    Value
                                           --------  -------  -------- --------
                                                     (in thousands)
Cash equivalents and short-term and long-
 term investments........................  $111,887  $63,966  $175,853 $175,853
Average interest rates...................       5.5%       6%

   We did not hold derivative financial instruments as of March 31, 2000, and have never held such instruments in the past. In addition, we had no outstanding debt as of March 31, 2000.

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

Item 2. Changes in Securities and Use of Proceeds

   (c) Changes in Securities

   During the period of this report, we issued 6,483 shares of common stock to a bank, upon net exercise of a warrant to purchase Series B Preferred Stock issued in connection with a loan agreement in August 1996.

   During the period of this report, we issued to certain former stockholders of Lexington Software Associates, Inc. ("LSA") 1,420 and 264 shares of common stock, upon exercise of warrants to purchase Series E Preferred Stock issued in connection with our acquisition of LSA in July 1999, for an aggregate cash consideration of $12,056 and upon net exercise, respectively.

   The warrants described under this heading became exercisable for common stock upon the closing of our initial public offering on October 14, 1999, when all of our preferred stock converted into common stock. These securities were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

   (d) Use of Proceeds

   Our initial public offering of common stock was effected through a registration statement on Form S-1 (Registration No. 333-83779) that was declared effective by the SEC on October 7, 1999 and pursuant to which we sold an aggregate of 3,622,500 shares of our common stock.

   As of March 31, 2000, we had used the estimated aggregate net proceeds of $56.2 million from our initial public offering as follows:

   Construction of plant, building and facilities................. $        --
   Purchase and installation of machinery and equipment...........          --
   Purchases of real estate.......................................          --
   Acquisition of other businesses................................          --
   Repayment of indebtedness......................................  1.3 million
   Working capital................................................          --
   Short-term investments......................................... 38.4 million
   Long-term investments.......................................... 16.5 million
   Other purposes.................................................          --

   The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates.

   We intend to use the net proceeds from the initial public offering for additional working capital and other general corporate purposes, including increased sales and marketing expenditures, increased research and development expenditures and capital expenditures.

Item 3. Defaults upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

   Not applicable.

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

                                          INTERWOVEN, INC.

Dated: May 10, 2000                       By: /s/    Martin W. Brauns
                                            -----------------------------------
                                                    Martin W. Brauns
                                              President and Chief Executive
                                                         Officer
                                                (Duly Authorized Officer)

Dated: May 10, 2000                       By: /s/    David M. Allen
                                            -----------------------------------
                                                     David M. Allen
                                           Vice President and Chief Financial
                                                         Officer
                                           (Principal Financial and Accounting
                                                        Officer)