Form 10-Q
period 2000-06-30
INTERWOVEN INC
filed 2000-08-10
CIK 1042431

________________________________________________________________________________

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

 X  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
    Act of 1934

                 For the quarterly period ended June 30, 2000

                                      or

___ Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the transition period from _____ to _____


                       Commission File Number 000-27389

                               INTERWOVEN, INC.
            (Exact name of Registrant as specified in its charter)


            Delaware                                   77-0523543
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)

  1195 West Fremont Avenue, Suite 2000,                  94087
            Sunnyvale, CA
  (Address of principal executive offices)             (Zip Code)

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


                                Yes  X   No ___
                                    ---


There were 49,378,279 shares of the Company's Common Stock, par value $0.001, outstanding on August 7, 2000.

________________________________________________________________________________

                               TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
PART I            FINANCIAL INFORMATION

Item 1 - Financial Statements:

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                    and December 31, 1999........................................................       3

                  Condensed Consolidated Statements of Operations for the Three
                    and Six Months Ended June 30, 2000 and 1999..................................       4

                  Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2000 and 1999..........................................       5

                  Notes to Condensed Consolidated Financial Statements...........................       6

Item 2 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................      10


Item 3 - Quantitative and Qualitative Disclosures about Market Risk..............................      24


PART II           OTHER INFORMATION

Item 1 - Legal Proceedings.......................................................................      26

Item 2 - Changes in Securities and Use of Proceeds...............................................      26

Item 3 - Defaults upon Senior Securities..........................................................     26

Item 4 - Submission of Matters to a Vote of Securities Holders...................................      27

Item 5 - Other Information.......................................................................      27

Item 6 - Exhibits and Reports on Form 8-K........................................................      27

SIGNATURE........................................................................................      28

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

                                INTERWOVEN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                                     June 30,          December 31,
                                                                                       2000                1999
                                                                                  ----------------    ----------------
                                                                                    (unaudited)          (audited)
                            Assets
Current assets:
  Cash and cash equivalents .....................................................        $  47,393           $  10,983
  Short-term investments ........................................................          119,300              44,665
  Accounts receivable, net of allowance for doubtful
    accounts of $500 and $288, respectively......................................           23,723               5,158
  Prepaid expenses...............................................................            2,319                 787
  Other current assets...........................................................              872                 559
                                                                                         ---------           ---------
          Total current assets...................................................          193,607              62,152
Investments......................................................................           58,297              16,464
Property and equipment, net......................................................            6,191               3,145
Intangible assets, net...........................................................              313                 416
Restricted cash..................................................................              605                 605
Other assets.....................................................................              149                 297
                                                                                         ---------           ---------
                                                                                         $ 259,162           $  83,079
                                                                                         =========           =========

             Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable ..............................................................        $   2,129           $     834
  Accrued liabilities............................................................           13,369               4,966
  Deferred revenue...............................................................           16,117               1,939
                                                                                         ---------           ---------
          Total current liabilities..............................................           31,615               7,739


Stockholders' Equity:
Preferred Stock, $0.001 par value,
  no shares authorized, issued or outstanding....................................                -                   -
Common Stock, 100,000 shares authorized,
     48,272 (unaudited) and 45,773 issued and outstanding........................               24                  23
Additional paid-in capital.......................................................          261,341             106,214
Notes receivable from stockholders...............................................             (105)               (202)
Deferred stock-based compensation................................................           (3,282)             (4,732)
Accumulated deficit..............................................................          (30,431)            (25,963)
                                                                                         ---------           ---------
         Total stockholders' equity..............................................          227,547              75,340
                                                                                         ---------           ---------
                                                                                         $ 259,162           $  83,079
                                                                                         =========           =========


 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INTERWOVEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                               ----------------------------     ---------------------------
                                                                   2000          1999             2000           1999
                                                                 --------       -------         --------       --------
                                                                       (unaudited)                     (unaudited)
Revenues:
  License ....................................................    $15,421       $ 1,898          $24,809        $ 3,258
  Services ...................................................      8,840         1,004           13,312          1,746
                                                                 --------      --------         --------       --------
          Total revenues .....................................     24,261         2,902           38,121          5,004

Cost of revenues:
  License ....................................................        201           104              267            119
  Services ...................................................      7,908           880           12,562          1,429
                                                                 --------      --------         --------       --------
          Total cost of revenues .............................      8,109           984           12,829          1,548

Gross profit .................................................     16,152         1,918           25,292          3,456


Operating expenses:
  Research and development ...................................      3,188           922            5,396          1,701
  Sales and marketing ........................................     14,249         2,938           23,918          5,225
  General and administrative .................................      2,808           646            4,768          1,244
  Amortization of deferred stock-based compensation ..........        617         1,028            1,450          1,668
  Amortization of acquired intangible assets .................         51           -                103            -
                                                                 --------      --------         --------       --------
          Total operating expenses ...........................     20,913         5,534           35,635          9,838

Loss from operations .........................................     (4,761)       (3,616)         (10,343)        (6,382)

Interest income and other income (expense), net ..............      3,338            89            5,875            154
                                                                 --------      --------         --------       --------
Net loss .....................................................     (1,423)       (3,527)          (4,468)        (6,228)
                                                                 ========      ========         ========       ========

Accretion of mandatorily redeemable convertible preferred
   stock to redemption value .................................        -          (4,224)             -           (6,350)

                                                                 --------      --------         --------       --------
Net loss attributable to common stockholders .................   ($ 1,423)     ($ 7,751)        ($ 4,468)      ($12,578)
                                                                 ========      ========         ========       ========

Basic and diluted net loss per share (Note 1) ................   ($  0.03)     ($  1.08)        ($  0.10)      ($  1.83)
                                                                 ========      ========         ========       ========

Shares used in computing basic and diluted net loss
   per share .................................................     44,910         7,182           44,215          6,869
                                                                 ========      ========         ========       ========


Pro forma basic and diluted net loss per share (Note 1) ......   ($  0.03)     ($  0.12)        ($  0.10)      ($  0.22)
                                                                 ========      ========         ========       ========

Shares used in computing pro forma basic and diluted
   net loss per share ........................................     44,910        29,002           44,215         28,000
                                                                 ========      ========         ========       ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INTERWOVEN, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                ---------------------------
                                                                                   2000              1999
                                                                                ---------         ---------
                                                                                        (unaudited)
Cash flows used in operating activities:
 Net loss.....................................................................  $  (4,468)        $  (6,228)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization..............................................        916               296
   Amortization of deferred stock-based compensation..........................      1,450             1,668
   Amortization of acquired intangible assets.................................        103                 -
   Issuance of Common Stock for services......................................          -                27
   Provisions for doubtful accounts...........................................        212                18
   Changes in assets and liabilities:
    Accounts receivable.......................................................    (18,777)              502
    Prepaid expenses and other assets.........................................     (1,697)             (114)
    Accounts payable..........................................................      1,295             1,005
    Accrued liabilities.......................................................      8,403               182
    Deferred revenue..........................................................     14,178               448
                                                                                ---------         ---------
     Net cash provided by (used in) operating activities......................      1,615            (2,196)
                                                                                ---------         ---------

Cash flows from investing activities:
 Purchase of property and equipment...........................................     (3,962)             (561)
 Purchases of investments.....................................................   (145,586)                -
 Maturities of investments....................................................     29,118                 -
                                                                                ---------         ---------
     Net cash used in investing activities....................................   (120,430)             (561)


Cash flows from financing activities:
 Proceeds from exercise of Series B warrants into Common Stock................         10                 -
 Proceeds from Series E Preferred Stock, net..................................          -            18,462
 Proceeds from issuance of Common Stock through stock option & ESPP plan......       2,730              245
 Proceeds from issuance of Common Stock for follow-on offering................     152,388                -
 Repayment of stockholders loans..............................................          97              240
 Repurchase of Common Stock...................................................          -                (5)
 Principal payments of debt and leases........................................          -                (4)
                                                                                ---------         ---------
     Net cash provided by financing activities................................    155,225            18,938
                                                                                ---------         ---------

Net increase in cash and cash equivalents.....................................     36,410            16,181

Cash and cash equivalents at beginning of period..............................     10,983             9,022
                                                                                ---------         ---------

Cash and cash equivalents at end of period....................................  $  47,393         $  25,203
                                                                                ---------         ---------

Supplemental cash flow disclosures:
 Cash paid for interest.......................................................  $       -         $      64
                                                                                ---------         ---------

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INTERWOVEN, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The Company and Summary of Significant Accounting Policies:

The Company

         Interwoven, Inc. (the "Company") is a leading provider of software products and services that help businesses and other organizations manage the information that makes up the content of their web sites. In the Internet industry this is often referred to as "web content management." The Company's flagship software product, TeamSite, is designed to help customers develop, maintain and extend large web sites that are essential to their businesses. The Company also markets and sells its software products and services through its wholly-owned subsidiaries in the United Kingdom and Australia. In the quarter ended June 30, 2000, the Company incorporated wholly-owned subsidiaries in Germany, Singapore and Hong Kong.

Basis of Presentation

         The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2000 and 1999. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

                                INTERWOVEN, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair value of instruments

         The Company's financial instruments, including cash and cash equivalents, short-term investments, long-term investments, accounts receivable and accounts payable, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. Debt and capital lease obligations are carried at cost, which approximates fair value due to the proximity of the implicit rates of these financial instruments and the prevailing market rates for similar instruments.

Comprehensive income

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of June 30, 2000 and 1999, the Company had not had any transactions that are required to be reported in comprehensive income.

Segment information

         Effective January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." The Company identifies its operating segment based on business activities, management responsibility and geographic location. During all periods presented, the Company operated in a single business segment. Through June 30, 2000, foreign operation revenues or investments in foreign operation long-lived assets have not been significant.

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

         The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At June 30, 2000, all investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholders' equity.

         Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. There were no such transactions in the six months ended June 30, 2000. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income within the consolidated statement of operations.

         At June 30, 2000, the Company's available-for-sale securities consisted of commercial paper $55.5 million, corporate notes $7.1 million, corporate bonds $40.6 million, foreign debt securities $4.7 million, municipal bonds $7.5 million, medium term notes $9.3 million, United States government agencies
$81.4 million and money market funds $15.1 million. Of these securities, $43.6 million, $119.3 million and $58.3 million was classified as cash equivalents, short-term investments and long-term investments, respectively. The estimated fair value of investments classified by the date of contractual maturity due within one year is $162.9 million and due after one year is $58.3 million.

         As of June 30, 2000 the difference between the fair value and the amortized cost of available-for-sale securities was insignificant; therefore, no unrealized gains or losses were recorded in stockholders' equity. For the six months ended June 30, 2000, there were no realized gains and losses.

Note 2.  Net loss per share

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss attributed to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 3,242,534 (unaudited) and 4,872,646 (unaudited) as of June 30, 2000 and 1999, respectively.

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                           Three months ended       Six months ended
                                                                    June 30,            June 30,
                                                        ------------------------------------------------
                                                            2000       1999            2000       1999
                                                        -----------------------     --------------------
                                                            (unaudited)                  (unaudited)
Numerator:
     Net loss attributable to common stockholders.....    (1,423)    (7,751)         (4,468)     (12,578)
Denominator:
     Weighted average shares..........................    48,153     12,055          47,721       11,097
     Weighted average unvested common stock subject to
         repurchase...................................    (3,243)    (4,873)         (3,506)      (4,228)
                                                          -------    -------         -------      -------
     Denominator for basic and diluted calculation....    44,910      7,182          44,215        6,869
Net loss per share:
     Basic and diluted................................   ($ 0.03)   ($ 1.08)        ($ 0.10)     ($ 1.83)
                                                          ======     =======         =======      =======

Note 3.  Pro forma net loss per share

         Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including the pro forma effects of the exercise of warrants and automatic conversion of the Company's Series A, B, C, D and E Preferred Stock into shares of common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the beginning of the period, or at the date of issuance, if later. The resulting pro forma adjustment for the three months ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999 includes (i) an increase in the weighted average shares used to compute the basic net loss per share of 0 (unaudited), 21,818,732 (unaudited), 0 (unaudited) and 21,130,161 (unaudited), respectively, and (ii) a decrease in the net loss attributable to common stockholders for the accretion of mandatorily redeemable convertible preferred stock of $0, $4,224,000 (unaudited), $0 and $6,350,000 (unaudited), respectively. The calculation of diluted net loss per share excludes potential shares of common stock as their effect would be antidilutive. Pro forma potential common stock consists of common stock subject to repurchase rights shares of common stock issuable upon the exercise of stock options.

Note 4.  Follow-on offering

         In February 2000, the Company completed its follow-on offering of 6,000,000 shares of common stock at $80.50. The Company sold 2,000,000 shares in this offering and selling stockholders sold 4,000,000 shares. Realized net proceeds to the Company were $152.4 million.

Note 5.  Stock Split

         On June 1, 2000 the Company's Board of Directors effected a two-for-one stock split of the outstanding shares of common stock in the form of a stock dividend. These shares were distributed on July 13, 2000. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect this stock split.

Note 6.  2000 Stock Incentive Plan

         In May 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan and reserved 2,000,000 shares of common stock for issuance upon exercise of stock options granted thereunder.

Note 7.  Recent Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 (SFAS 137), "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133". SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for the Company's first fiscal quarter in 2001 and the Company does not expect adoption to have a material effect on its financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 A (SAB 101 A), which extends the transition provision of SAB 101 to December 31, 2000 for a calendar year company. The Company does not expect the adoption of SAB 101 will have a material impact on its consolidated financial statements.

         In March 2000, the FASB issued Interpretation No. 44, (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Interwoven is currently assessing the impact, if any, of adopting this interpretation.

Note 8.  Subsequent Event

         In July 2000, the Company acquired Neonyoyo, Inc. ("Neonyoyo"), a leading developer of wireless technology which delivers targeted XML content to handheld devices. The Company issued approximately 1.1 million shares of its common stock and agreed to pay up to approximately $9.9 million cash in exchange for the assets, liabilities and capital stock of Neonyoyo. Also, in connection with this acquisition, the Company assumed all outstanding options to purchase common stock of Neonyoyo and reserved 16,929 shares of its common stock and approximately $150,000 for issuance or payment upon exercise of these options. This transaction will be accounted for as a purchase with any excess of the purchase price over the fair value of tangible net assets being allocated to intangible assets that will be amortized over appropriate useful lives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are identified by words such as "believes", "anticipates", "expects", "intends", "will", "may", and other similar expressions. All forward-looking statements included in this document are based on the information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results may differ materially from the results discussed on this report. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors That May Affect Future Results". Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our 1999 Annual Report on Form 10-K, that advise interested parties of risks and uncertainties that affect our business.

         The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our Financial Statements and Notes appearing elsewhere in this Form 10-Q.

Overview

         Interwoven was incorporated in March 1995 to provide software products and services for web content management. Designed specifically for the web, our products allow large teams of people across an enterprise to contribute and edit web content on a collaborative basis, reducing the time-to-web for critical eBusiness initiatives. From March 1995 through March 1997, we were a development stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We subsequently developed and released enhanced versions of TeamSite and have introduced related products. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale, California. We have domestic offices in the metropolitan area of ten states. We also have international offices in 7 countries from the Pacific Rim to Western Europe and Canada. Our revenues to date have been derived primarily from accounts in North America.

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

         Since inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish an administrative organization. As a result, we have incurred net losses in each quarter since inception and, as of June 30, 2000, had an accumulated deficit of $30.4 million. We anticipate that our cost of services revenues and operating expenses will increase substantially in future quarters as we grow our service organization to support an increased level and expanded number of services offered, increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future as we continue to expand our operations. In addition, our limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that we will achieve or sustain profitability.

         In July 2000, we acquired Neonyoyo, Inc. ("Neonyoyo"), a leading developer of wireless technology which delivers targeted XML content to handheld devices. We issued approximately 1.1 million shares of common stock and agreed to pay up to approximately $9.9 million cash in exchange for the assets, liabilities and capital stock of Neonyoyo. Also, in connection with this acquisition, we assumed all outstanding options to purchase common stock of Neonyoyo and reserved 16,929 shares of common stock and approximately $150,000 for issuance or payment upon exercise of these options. This transaction will be accounted for as a purchase with any excess of the purchase price over the fair value of tangible net assets being allocated to intangible assets that will be amortized over appropriate useful lives.

         On June 1, 2000 our Board of Directors effected a two-for-one stock split of the outstanding shares of common stock. These shares were distributed on July 13, 2000. All share and per share information included in this report on Form 10-Q have been retroactively adjusted to reflect this stock split.

Results of Operations

         Our license and services revenues have grown in each of the last ten quarters, and in the six months ended June 30, 2000, except that our license revenues declined in the three months ended March 31, 1999 from that in the three months ended December 31, 1998. The decline in that period reflected the unusually high revenues in the prior period, due in part to a few large license sales in that period.

         The increase in services revenues in the three and six months ended June 30, 2000 reflects an increase in both professional services and maintenance fees, generated from a greater number of customers which licensed our products in prior periods, and it reflects an increase in the number of professional services staff and a higher effective staff utilization rate.

         As a result of our limited operating history and the emerging nature of the market for web content management software and services in which we compete, it is difficult for us to forecast our revenues or earnings accurately. It is possible that in some future periods our results of operations may not meet or exceed the expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and are likely to cause fluctuations in the future, include:

     o the size of customer orders and the timing of product and service deliveries;

     o        variability in the mix of products and services sold;

     o our ability to retain our current customers and attract new customers;

     o the amount and timing of operating costs relating to expansion of our business, including our planned international expansion;

     o the announcement or introduction of new products or services by us or our competitors;

     o our ability to attract and retain personnel, particularly management, engineering and sales personnel and technical consultants;

     o our ability to upgrade and develop our systems and infrastructure to accommodate our growth; and

     o        costs related to acquisition of technologies or businesses.


     As a result of these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of our future performance.

The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

                                                                       Three Months                 Six Months
                                                                           Ended                       Ended
                                                                         June 30,                    June 30,
                                                                 --------------------------     --------------------
                                                                   2000         1999              2000        1999
                                                                   ----         ----              ----        ----
Revenues:
  License                                                               64  %       65   %            65   %     65
  Services                                                              36          35                35         35
                                                                 ----------   ---------         ---------    -------
          Total revenues                                               100         100               100        100

Cost of revenues:
  License                                                                1           4                 1          2
  Services                                                              32          30                33         29
                                                                 ----------   ---------         ---------    -------
          Total cost of revenues                                        33          34                34         31

Gross profit                                                            67          66                66         69

Operating expenses:
      Research and development                                          13          32                14         34
      Sales and marketing                                               59         101                63        104
      General and administrative                                        12          22                12         25
      Amortization of deferred stock-based compensation                  3          36                 4         33
      Amortization of acquired intangible assets                         0           0                 0          0
                                                                 ----------   ---------         ---------    -------
              Total operating expenses                                  87         191                93        196
                                                                 ----------   ---------         ---------    --------

Loss from operations                                                  (20)       (125)              (27)      (127)
Interest income and other income (expenses), net                       14           3                15          3
                                                                 ----------   ---------         ---------    --------

                                                                 ----------   ---------         ---------    -------
Net loss                                                               (6)        (122)              (12)      (124)
                                                                 ==========   =========         =========    =======

Three months ended June 30, 1999 and 2000

Revenues

         Total revenues increased 736% from $2.9 million for the three months ended June 30, 1999 to $24.3 million for the three months ended June 30, 2000. This increase reflects sales to a larger number of new customers and at a higher average sales price. The number of new customers increased from 23 in the three months ended June 30, 1999 to 108 in the three months ended June 30, 2000, and the average sales price increased from $148,000 to $325,000. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff, which numbered 57 persons in the three months ended June 30, 1999 and 180 persons in the three months ended June 30, 2000. The increase in average sales price was a result of larger numbers of user seats being licensed in the average new order, expanded product configurations, and price increases between the comparable periods.

         License. License revenues increased 712% from $1.9 million for the three months ended June 30, 1999 to $15.4 million for the three months ended June 30, 2000. License revenues represented 65% and 64% of total revenues, respectively, in those periods. This increase in license revenues in absolute dollars reflects the same factors that caused total revenues to increase from period to period.

         Services. Services revenues increased 780% from $1.0 million for the three months ended June 30, 1999 to $8.8 million for the three months ended June 30, 2000. Services revenues represented 35% and 36% of total revenues, respectively, in those periods. The increase in services revenues reflects a $5.0 million increase in professional services fees, a $1.9 million increase in maintenance fees and a $938,000 increase in training fees. The increased professional services and maintenance fees were generated by an expanded number of customers which licensed our products.

Cost of Revenues

         License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased 93% from $104,000 for the three months ended June 30, 1999 to $201,000 for the three months ended June 30, 2000. Cost of license revenues represented 5% and 1% of license revenues in the three months ended June 30, 1999 and June 30, 2000, respectively. The increase in cost of license revenues was attributable to an increase in royalties paid to third party software vendors as well as an increase in the volume of products shipped. The decrease in cost of license revenues as a percentage of license revenues relates to a small variable cost component of cost of license revenues that increases to a lesser extent than the license revenue growth.

         We expect cost of license revenues to increase in absolute dollar amounts in the future. We expect cost of license revenues as a percentage of license revenue to vary from period to period depending upon the timing of payments to third party software vendors and amounts of license revenue recognized in each period.

         Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support personnel, as well as subcontractor expenses. Cost of services revenues increased 799% from $880,000 for the three months ended June 30, 1999 to $7.9 million for the three months ended June 30, 2000. Cost of services revenues represented 88% and 89% of services revenues, respectively, in those periods. This increase in cost of services revenues was attributable to an increase in the number of in-house services personnel from 21 to 137, and a $2.6 million increase in subcontractor expenses.

         We expect our cost of services revenues to increase for the foreseeable future as we continue to expand our services staff and consulting organizations. Since services revenues have lower gross margins than license revenues, this expansion will reduce our gross margins if our license revenues do not increase significantly. We expect cost of services revenues as a percentage of services revenues to vary from period to period depending on whether the services are performed by our in-house staff or by subcontractors, and on the overall utilization rates of our in-house professional services staff. Furthermore, the utilization of in-house staff or sub-contractors is affected by the mix of services we provide.

Gross Profit

         Gross profit increased 742% from $1.9 million for the three months ended June 30, 1999 to $16.2 million for the three months ended June 30, 2000. Gross profit represented 66% and 67% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increased license and services revenues from a growing customer base. The increase in gross profit percentage was a result of an improvement in gross margin of our professional services organization. We have made and we will continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers. We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues.

Operating Expenses

         Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses increased 246% from $922,000 for the three months ended June 30, 1999 to $3.2 million for the three months ended June 30, 2000, representing 32% and 13% of total revenues in those periods, respectively. This increase in absolute dollar amounts was due to increases in the number of our product development personnel, which grew from 25 to 52 persons, to increased use of subcontractors, and higher associated wages, salaries and recruitment costs. The decrease in research and development expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, when compared to the growth rate in research and development expenses. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the dollar amounts of research and development expenses will increase in future periods. We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel as well as the size and timing of product development projects. To date, all software development costs have been expensed in the period incurred.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 385% from $2.9 million for the three months ended June 30, 1999 to $14.2 million for the three months ended June 30, 2000, representing 101% and 59% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increases in sales and marketing personnel costs of $5.7 million, higher sales commissions and bonuses of $4.9 million and increased marketing-related costs of $660,000. The decrease in sales and marketing expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, when compared to the growth rate in sales and marketing expenses. We expect that the dollar amounts of sales and marketing expenses will increase in future periods as we continue to invest heavily in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 335% from $646,000 for the three months ended June 30, 1999 to $2.8 million for the three months ended June 30, 2000, representing 22% and 12% of total revenues, respectively. This increase in dollar amounts was due to additional staffing of these functions to support expanded operations during this same period. The decrease in general and administrative expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, when compared to the growth rate in general and administrative expenses. We expect general and administrative expenses to increase in absolute dollars in 2000 as we add personnel to support expanding operations, incur additional costs related to the growth of our business, and continue the reporting requirements of a public company. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects.

         Amortization of Deferred Stock-Based Compensation. In 1998 and 1999, we recorded deferred stock-based compensation of $1.9 million and $7.3 million in connection with stock options granted during 1998 and 1999, respectively. These amounts represent the difference between the exercise price of stock options granted during those periods and the deemed fair value of our common stock at the time of the grants. Amortization of deferred stock-based compensation was $1.0 million and $617,000 for the three months ended June 30, 1999 and 2000, respectively.

         Amortization of Acquired Intangible Assets. In July 1999, we recorded intangible assets of approximately $800,000 in connection with the acquisition of Lexington Software Associates Incorporated. Goodwill related to this transaction approximated $300,000 and intangible assets related to the workforce of Lexington Software approximated $500,000 of the purchase price. The total purchase price for this acquisition was approximately $800,000. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. Amortization of acquired intangible assets was $51,000 for the three months ended June 30, 2000.

Interest Income and Other Expenses, Net

         Interest income and other expenses, net, increased from $89,000 for the three months ended June 30, 1999 to $3.3 million for the three months ended June 30, 2000 due to increased interest income earned, proceeds from our initial public offering in October 1999 and our subsequent public offering in February 2000.


Six months ended June 30, 1999 and 2000

Revenues

         Total revenues increased 662% from $5.0 million for the six months ended June 30, 1999 to $38.1 million for the six months ended June 30, 2000. This increase reflects sales to a larger number of new customers and at a higher average sales price. The number of new customers increased from 39 in the six months ended June 30, 1999 to 188 in the six months ended June 30, 2000, and the average sales price increased from $151,000 to $311,000. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff, which numbered 57 persons in the six months ended June 30, 1999 and 180 persons in the six months ended June 30, 2000. The increase in average sales price was a result of larger numbers of user seats being licensed in the average new order, expanded product configurations and price increases between the comparable periods.

         License. License revenues increased 661% from $3.3 million for the six months ended June 30, 1999 to $24.8 million for the six months ended June 30, 2000. License revenues represented 65% of total revenues, in both periods. This increase in license revenues in absolute dollars reflects the same factors that caused total revenues to increase from period to period.

         Services. Services revenues increased 662% from $1.7 million for the of total revenues in both periods. The increase in services revenues reflects a $7.2 million increase in professional services fees, a $2.9 million increase in maintenance fees and a $1.4 million increase in training fees. The increased professional services and maintenance fees were generated by an expanded number of customers which licensed our products.

Cost of Revenues

         License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased 124% from $119,000 for the six months ended June 30, 1999 to $267,000 for the six months ended June 30, 2000. Cost of license revenues represented 4% and 1% of license revenues in the six months ended June 30, 1999 and June 30, 2000, respectively. The increase in cost of license revenues was attributable to an increase in royalties paid to third party software vendors as well as an increase in the volume of products shipped. The decrease in cost of license revenues as a percentage of license revenues relates to a small variable cost component of cost of license revenues that increases to a lesser extent than the license revenue growth.

         We expect cost of license revenues to increase in absolute dollar amounts in the future. We expect cost of license revenues as a percentage of license revenue to vary from period to period depending upon the timing of payments to third party software vendors and amounts of license revenue recognized in each period.

         Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support personnel, as well as subcontractor expenses. Cost of services revenues increased 779% from $1.4 million for the six months ended June 30, 1999 to $12.6 million for the six months ended June 30, 2000. Cost of services revenues represented 82% and 94% of services revenues, respectively, in those periods. This increase in cost of services revenues was attributable to an increase in the number of in-house services personnel from 21 to 137, and a $4.0 million increase in subcontractor expenses.

         We expect our cost of services revenues to increase for the foreseeable future as we continue to expand our services staff and consulting organizations. Since services revenues have lower gross margins than license revenues, this expansion will reduce our gross margins if our license revenues do not increase significantly. We expect cost of services revenues as a percentage of services revenues to vary from period to period depending on whether the services are performed by our in-house staff or by subcontractors, and on the overall utilization rates of our in-house professional services staff. Furthermore, the utilization of in-house staff or sub-contractors is affected by the mix of services we provide.

Gross Profit

         Gross profit increased 632% from $3.5 million for the six months ended June 30, 1999 to $25.3 million for the six months ended June 30, 2000. Gross profit represented 69% and 66% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increased license and services revenues from a growing customer base. The decrease in gross profit percentage was a result of the expansion of our professional services organization. We have made and we will continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers. We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues.

Operating Expenses

         Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses increased 217% from $1.7 million for the six months ended June 30, 1999 to $5.4 million for the six months ended June 30, 2000, representing 34% and 14% of total revenues in those periods, respectively. This increase in absolute dollar amounts was due to increases in the number of our product development personnel, which grew from 25 to 52 persons, to increased use of subcontractors and to higher associated wages, salaries and recruitment costs. The decrease in research and development expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, when compared to the growth rate in research and development expenses. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the dollar amounts of research and development expenses will increase in future periods. We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel as well as the size and timing of product development projects. To date, all software development costs have been expensed in the period incurred.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 358% from $5.2 million for the six months ended June 30, 1999 to $23.9 million for the six months ended June 30, 2000, representing 104% and 63% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increases in sales and marketing personnel costs of $10.1 million, higher sales commissions and bonuses of $7.7 million and increased marketing-related costs of $1.0 million. The decrease in sales and marketing expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, when compared to the growth rate in sales and marketing expenses. We expect that the dollar amounts of sales and marketing expenses will increase in future periods as we continue to invest heavily in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

         General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 283% from $1.2 million for the six months ended June 30, 1999 to $4.8 million for the six months ended June 30, 2000, representing 25% and 12% of total revenues, respectively. This increase in dollar amounts was due to additional staffing of these functions to support expanded operations during this same period. The decrease in general and administrative expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, when compared to the growth rate in general and administrative expenses. We expect general and administrative expenses to increase in absolute dollars in 2000 as we add personnel to support expanding operations, incur additional costs related to the growth of our business, and continue the reporting requirements of a public company. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects.

         Amortization of Deferred Stock-Based Compensation. In 1998 and 1999, we recorded deferred stock-based compensation of $1.9 million and $7.3 million in connection with stock options granted during 1998 and 1999, respectively. These amounts represent the difference between the exercise price of stock options granted during those periods and the deemed fair value of our common stock at the time of the grants. Amortization of deferred stock-based compensation was $1.7 million and $1.5 million for the six months ended June 30, 1999 and 2000, respectively.

         Amortization of Acquired Intangible Assets. In July 1999, we recorded intangible assets of approximately $800,000 in connection with the acquisition of Lexington Software Associates Incorporated. Goodwill related to this transaction approximated $300,000 and intangible assets related to the workforce of Lexington Software approximated $500,000 of the purchase price. The total purchase price for this acquisition was approximately $800,000. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. Amortization of acquired intangible assets was $103,000 for the six months ended June 30, 2000.

Interest Income and Other Expenses, Net

         Interest income and other expenses, net, increased from $154,000 for the six months ended June 30, 1999 to $5.9 million for the six months ended June 30, 2000 due to increased interest income earned, proceeds from our initial public offering in October 1999 and our subsequent public offering in February 2000.

Liquidity and Capital Resources

         Net cash used in operating activities was $2.2 million in the six months ended June 30, 1999 and net cash provided by operating activities was $1.6 million in the six months ended June 30, 2000. Net cash provided by operating activities reflected decreasing net losses offset in part by an increase in accounts receivable, accrued liabilities and deferred revenue. Net cash used in operating activities in prior periods primarily reflected net losses.

         During the three months ended June 30, 1999 and June 30, 2000 investing activities have included purchases of property and equipment, principally computer hardware and software for our growing number of employees. Cash used to purchase property and equipment was $561,000 and $4.0 million during the six months ended June 30, 1999 and June 30, 2000, respectively. We expect that capital expenditures will increase with our anticipated growth in operations, infrastructure and personnel. As of June 30, 2000 we had no material capital expenditure commitments.

         During the six months ended June 30, 2000, our investing activities included purchases and maturities of short-term and long-term investments. As of June 30, 2000, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

         Net cash provided by financing activities in the six months ended June 30, 1999 and 2000 was $18.9 million and $155.2 million, respectively. Net cash provided by financing activities reflected primarily the proceeds of issuances of preferred stock and common stock, respectively, in each of these periods.

         Prior to our initial public offering we raised a total of $37.0 million from the sale of preferred stock, net of issuance costs, which was the primary source of financing for our operations.

         In October 1999, we completed our initial public offering of 7,245,000 shares of our common stock, including the exercise of the underwriters' overallotment option, at $8.50 per share. Realized net proceeds to us were approximately $56.2 million.

         In February 2000, the Company completed its follow-on offering of 6,000,000 shares of common stock at $80.50. The Company sold 2,000,000 shares in this offering and selling stockholders sold 4,000,000 shares. Realized net proceeds to the Company were $152.4 million.

         At June 30, 2000, our sources of liquidity consisted of $225.6 million in cash, cash equivalents and investments and $162.0 million in working capital. We have a $5.0 million line of credit with Silicon Valley Bank, which bears interest at the bank's prime rate, which was 9.00% at June 30, 2000. At June 30, 2000, the line of credit was unused. The line of credit is secured by all of our tangible and intangible assets, and maintains minimum quarterly unrestricted cash and equivalents of $75,000,000 as the financial covenants. We intend to maintain the line of credit. As of June 30, 2000, we were in compliance with all related financial covenants and restrictions under the line of credit.

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

         The risks and uncertainties described below are not the only risks we face. These risks are the ones we consider to be significant to your decision whether to invest in our common stock at this time. We might be wrong. There may be risks that you in particular view differently than we do, and there are other risks and uncertainties that we do not presently know or that we currently deem immaterial, but that may in fact harm our business in the future. If any of these risks occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose all or part of your investment.

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

         We have incurred net losses in each quarter since our inception, and we expect our net losses to increase. We incurred net losses of $2.9 million in 1997, $6.3 million in 1998, $15.7 million in 1999 and $4.5 million for the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $30.4 million. To compete effectively, we plan to continue to invest aggressively to expand our sales and marketing, research and development, and professional services organizations.

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

         In addition, other enterprise software companies such as Documentum and Eprise have announced plans to enter our market. We also face potential competition from companies--for example, Microsoft and IBM--that may decide in the future to enter our market. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. Barriers to entering the web content management software market are relatively low.

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

If we do not continue to develop and maintain our indirect sales channels, we will be less likely to increase our revenues.

         If we do not develop indirect sales channels, we may miss sales opportunities that might be available through these other channels. For example, domestic and international resellers may be able to reach new customers more quickly or more effectively than our direct sales force. Although we are currently investing and plan to continue to invest significant resources to develop and maintain these indirect sales channels, we may not succeed in establishing a channel that can market our products effectively and provide timely and cost-effective customer support and services. In addition, we may not be able to manage conflicts across our various sales channels, and our focus on increasing sales through our indirect channel may divert management resources and attention from direct sales.

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

         Our products currently operate on the Sun Solaris operating system and Microsoft NT and Windows 2000 Platforms. In addition, our products are required to interoperate with leading web content authoring tools and web application servers. We must continually modify and enhance our products to keep pace with changes in these applications and operating systems. If our products were to be incompatible with a popular new operating system or Internet business application, our business would be harmed. In addition, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, browsers, back-office applications, and other Internet-related applications, could also harm our business.

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

         Our services revenues represent a significant component of our total revenues: 21% of total revenues for 1998, 36% of total revenues for 1999 and 35% of total revenues for the six months ended June 30, 2000. We anticipate that services revenues will continue to represent a significant percentage of total revenues in the future. To a large extent, the level of services revenues depends upon our ability to license products which generate follow-on services revenue. Additionally, services revenues growth depends on ongoing renewals of maintenance and service contracts. Moreover, if third-party organizations such as systems integrators become proficient in installing or servicing our products, our services revenues could decline. Our ability to increase services revenues will depend in large part on our ability to increase the capacity of our professional services organization, including our ability to recruit, train and retain a sufficient number of qualified personnel.

We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.

         We depend upon our proprietary technology, and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect it. We currently do not have any issued United States or foreign patents, but we have applied for U.S. patents. It is possible that a patent will not issue from our currently pending patent applications or any future patent application we may file. We have also restricted customer access to our source code and require all employees to enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. In addition, third parties may claim that our products infringe theirs.

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

        As part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition opportunity, we might be unable to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We may also be unable to select, manage or absorb any future acquisitions successfully. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, would divert management time and other resources. We may have to use a substantial portion of our available cash to consummate an acquisition. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure you that any particular acquisition, even if successfully completed, will ultimately benefit our business.

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


Interest Rate Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of June 30, 2000, approximately 74% of our total portfolio matures in one year or less, with the reminder maturing in less than two years. See Note 1 of Notes to Condensed Consolidated Financial Statements. For a tabular presentation of interest rate risk sensitive instruments by year of maturity, including the market value and average interest rates for the Company's investment portfolio as of December 31, 1999, see the Company's 1999 Form 10-K filed with the Securities and Exchange Commission in March 2000.


        We did not hold derivative financial instruments as of June 30, 2000, and have never held such instruments in the past. In addition, we had no outstanding debt as of June 30, 2000.

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

Item 2.   Changes in Securities and Use of Proceeds

        (c)     Changes in Securities

        During the period of this report, we issued to certain former stockholders of Lexington Software Associates, Inc. ("LSA") 593 shares of common stock upon net exercise of warrants to purchase Series E Preferred Stock issued in connection with our acquisition of LSA in July 1999.

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

Item 4.   Submission of Matters to a Vote of Securities Holders

          We held our Annual Meeting of Stockholders on June 1, 2000. Descriptions of the matters voted upon and the results of such meeting are set forth below:

                                                     Votes          Votes       Votes        Votes        Broker
                                                      For          Against     Withheld    Abstained     Non-votes
1. Election of Class 1 directors:
            Martin W. Brauns..................    36,515,906             --    177,030           --               --
            Anthony Zingale...................    36,672,570             --     20,366           --               --

2. Amendment of the Company's 1999 Equity
Incentive Plan to increase the
number of shares of Common Stock
reserved for issuance thereunder by
2,000,000.....................................    27,140,588      7,296,284         --       16,480        2,239,584

3. Ratification of the appointment of
PricewaterhouseCoopers as the
Company's independent accountants
for the fiscal year ending
December 31, 2000.............................    36,525,348        152,976         --       14,612               --

Item 5. OTHER INFORMATION

        On June 1, 2000, our Board of Directors approved a two-for-one Common Stock split, which is to be effected in the form of a stock dividend. Stockholders of record on June 22, 2000 (the record date) received one additional share for every share held on that date. The shares were distributed on or about July 13, 2000.

        In May 2000, our Board of Directors adopted the 2000 Stock Incentive Plan and reserved 2,000,000 shares of our common stock for issuance upon exercise of stock options granted thereunder.

Item 6. Exhibits and Reports on Form 8-K

          (a) List of Exhibits
                        Number          Exhibit Description
                        ------          -------------------
                         21.1           Subsidiaries of the Registrant
                         27.1           Financial Data Schedule (Filed
                                        Electronically)

          (b) Reports on Form 8-K : None

                                   SIGNATURE
                                   ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      INTERWOVEN, INC.



Dated: August 10, 2000          By: /s/  Martin W. Brauns
                                    --------------------------------------
                                               Martin W. Brauns
                                     President and Chief Executive Officer
                                           (Duly Authorized Officer)



Dated: August 10, 2000          By: /s/  David M. Allen
                                    --------------------------------------
                                                David M. Allen
                                      Senior Vice President and Chief Financial
                                                 Officer
                                      (Principal Financial and Accounting
                                                 Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
-------

21.1      Subsidiaries of the Registrant.

27.1      Financial Data Schedule.