Form 10-Q
period 2000-09-30
INTERWOVEN INC
filed 2000-11-14
CIK 1042431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000

                                       or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from       to

                        Commission File Number 000-27389

                                INTERWOVEN, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                               77-0523543
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)

 1195 West Fremont Avenue, Suite 2000,                   94087
             Sunnyvale, CA                             (Zip Code)
    (Address of principal executive
                offices)

                                 (408) 774-2000
              (Registrant's telephone number including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   There were 49,843,200 shares of the Company's Common Stock, par value $0.001, outstanding on November 2, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            Page
                                                                            No.
                                                                            ----
                       PART I FINANCIAL INFORMATION
Item 1--Financial Statements:
  Condensed Consolidated Balance Sheets as of September 30, 2000 and
   December 31, 1999.......................................................   3
  Condensed Consolidated Statements of Operations for the Three and Nine
   Months Ended September 30, 2000 and 1999................................   4
  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2000 and 1999.............................................   5
  Notes to Condensed Consolidated Financial Statements.....................   6
Item 2--Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................  12
Item 3--Quantitative and Qualitative Disclosures about Market Risk.........  28
                         PART II OTHER INFORMATION
Item 1--Legal Proceedings..................................................  29
Item 2--Changes in Securities and Use of Proceeds..........................  29
Item 3--Defaults upon Senior Securities....................................  29
Item 4--Submission of Matters to a Vote of Securities Holders..............  29
Item 5--Other Information..................................................  29
Item 6--Exhibits and Reports on Form 8-K...................................  30
SIGNATURE..................................................................  31

PART 1 FINANCIAL INFORMATION

Item 1 Financial Statements

                                INTERWOVEN, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                    September 30, December 31,
                                                        2000          1999
                                                    ------------- ------------
                                                     (unaudited)
                      ASSETS
Current assets:
  Cash and cash equivalents........................   $ 53,966      $ 10,983
  Short-term investments...........................    106,510        44,665
  Accounts receivable, net of allowance for
   doubtful accounts of $500 and $288,
   respectively....................................     37,474         5,158
  Prepaid expenses.................................      5,272           787
  Other current assets.............................      1,763           559
                                                      --------      --------
    Total current assets...........................    204,985        62,152
Investments........................................     57,021        16,464
Property and equipment, net........................      9,554         3,145
Intangible assets, net.............................     80,726           416
Restricted cash....................................        605           605
Other assets.......................................        689           297
                                                      --------      --------
                                                      $353,580      $ 83,079
                                                      ========      ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................   $  2,828      $    834
  Accrued liabilities..............................     25,629         4,966
  Deferred revenue.................................     26,828         1,939
                                                      --------      --------
    Total current liabilities......................     55,285         7,739
Stockholders' Equity:
Preferred stock, $0.001 par value, no shares
 authorized, issued or outstanding.................         --            --
Common Stock, 100,000 shares authorized, 49,500
 (unaudited) and 45,773 issued and outstanding.....         24            23
Additional paid-in capital.........................    343,701       106,214
Notes receivable from stockholders.................       (105)         (202)
Deferred stock-based compensation..................     (7,208)       (4,732)
Accumulated deficit................................    (38,117)      (25,963)
                                                      --------      --------
    Total stockholders' equity.....................    298,295        75,340
                                                      --------      --------
                                                      $353,580      $ 83,079
                                                      ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                INTERWOVEN, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                           Three Months
                                          Ended September    Nine Months Ended
                                                30,            September 30,
                                         ------------------  ------------------
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------
                                                     (unaudited)
Revenues:
  License..............................  $ 26,538  $  2,556  $ 51,347  $  5,814
  Services.............................    12,878     1,701    26,190     3,447
                                         --------  --------  --------  --------
    Total revenues.....................    39,416     4,257    77,537     9,261
Cost of revenues:
  License..............................       317        28       584       147
  Services.............................    11,610     2,113    24,172     3,542
                                         --------  --------  --------  --------
    Total cost of revenues.............    11,927     2,141    24,756     3,689
Gross profit...........................    27,489     2,116    52,781     5,572
Operating expenses:
  Research and development.............     5,091     1,229    10,487     2,930
  Sales and marketing..................    21,212     3,833    45,130     9,058
  General and administrative...........     3,708       833     8,476     2,077
  Amortization of deferred stock-based
   compensation........................     1,504     1,017     2,954     2,685
  Amortization of acquired intangible
   assets..............................     5,006       249     5,109       249
  Writeoff of in-process research &
   development.........................     1,724        --     1,724        --
                                         --------  --------  --------  --------
    Total operating expenses...........    38,245     7,161    73,880    16,999
Loss from operations...................   (10,756)   (5,045)  (21,099)  (11,427)
Interest income and other income
 (expense), net........................     3,070       262     8,945       416
                                         --------  --------  --------  --------
Net loss...............................    (7,686)   (4,783)  (12,154)  (11,011)
                                         ========  ========  ========  ========
Accretion of mandatorily redeemable
 convertible preferred stock to
 redemption value......................        --    (6,877)       --   (13,227)
                                         --------  --------  --------  --------
Net loss attributable to common
 stockholders..........................  $ (7,686) $(11,660) $(12,154) $(24,238)
                                         ========  ========  ========  ========
Basic and diluted net loss per share
 (Note 1)..............................  $  (0.16) $  (1.36) $  (0.27) $  (3.26)
                                         ========  ========  ========  ========
Shares used in computing basic and
 diluted net loss per share............    46,953     8,594    45,128     7,444
                                         ========  ========  ========  ========
Pro forma basic and diluted net loss
 per share (Note 1)....................  $  (0.16) $  (0.14) $  (0.27) $  (0.37)
                                         ========  ========  ========  ========
Shares used in computing pro forma
 basic and diluted net loss per share..    46,953    33,740    45,128    29,914
                                         ========  ========  ========  ========

  The accompanying notes are an integral part of these condensed consolidated financial agreements.

                                INTERWOVEN, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             2000       1999
                                                           ---------  --------
                                                              (unaudited)
Cash flows from operating activities:
Net loss.................................................. $ (12,154) $(11,011)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Depreciation..........................................     1,711       589
    Amortization of deferred stock-based compensation.....     2,954     2,685
    Amortization of acquired intangible assets............     5,109       249
    Issuance of Common Stock for services.................        --        27
    Provisions for doubtful accounts......................       212        18
    Writeoff of in-process research and development.......     1,724        --
  Changes in assets and liabilities, net of business
   combination:
    Accounts receivable...................................   (32,528)      (34)
    Prepaid expenses and other assets.....................    (7,429)   (1,177)
    Accounts payable......................................     1,994       695
    Accrued liabilities...................................    19,120       994
    Deferred revenue......................................    24,889     1,824
                                                           ---------  --------
      Net cash provided by (used in) operating
       activities.........................................     5,602    (5,141)
                                                           ---------  --------
Cash flows from investing activities:
Purchase of property and equipment........................    (8,055)   (1,269)
Purchases of investments..................................  (138,932)   (9,428)
Maturities of investments.................................    36,530         9
Cash paid for businesses acquired, net....................    (8,000)       --
                                                           ---------  --------
      Net cash used in investing activities...............  (118,457)  (10,688)
                                                           ---------  --------
Cash flows from financing activities:
Proceeds from exercise of Series B warrants into common
 stock....................................................        10        --
Proceeds from Series E Preferred Stock, net...............        --    18,462
Proceeds from issuance of Common Stock through stock
 options & ESPP plan......................................     3,343       831
Proceeds from issuance of Common Stock for follow-on
 offering.................................................   152,388        --
Repayment of stockholders loans...........................        97       240
Repurchase of Common Stock................................        --       (10)
Principal payments on debt and leases.....................        --      (140)
                                                           ---------  --------
      Net cash provided by financing activities...........   155,838    19,383
                                                           ---------  --------
Net increase in cash and cash equivalents.................    42,983     3,554
Cash and cash equivalents at beginning of period..........    10,983     9,022
                                                           ---------  --------
Cash and cash equivalents at end of period................ $  53,966  $ 12,576
                                                           =========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INTERWOVEN, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies:

 The Company

   Interwoven, Inc. (the "Company") is a leading provider of software products and services that help businesses and other organizations manage the information that makes up the content of their web sites. In the Internet industry this is often referred to as "web content management." The Company's flagship software product, TeamSite, is designed to help customers develop, maintain and extend large web sites that are essential to their businesses. The Company also markets and sells its software products and services through its wholly-owned subsidiaries in Australia, Canada, Germany, Hong Kong, Japan, the Netherlands, Singapore and the United Kingdom. During the quarter ended September 30, 2000, the Company incorporated wholly-owned subsidiaries in France and Sweden.

 Basis of Presentation

   The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2000 and 1999. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

 Revenue recognition

   In October 1997 and March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP No. 97-2") and Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP No. 97-2" ("SOP No. 98- 4"). SOP 98-4 deferred for one year the application of certain provisions of SOP 97-2. In December 1998, the AICPA issued Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP No. 98-9"), which is effective for transactions entered into beginning April 1, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had and are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

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

                               INTERWOVEN, INC.

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

 Comprehensive income

   Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of September 30, 2000 and 1999, the Company had not had any transactions that were required to be reported in comprehensive income.

 Segment information

   The Company identifies its operating segment based on business activities, management responsibility and geographic location. During all periods presented, the Company operated in a single business segment. Through September 30, 2000, foreign operation revenues or investments in foreign operation long-lived assets have not been significant.

 Cash, cash equivalents and investments

   The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high-quality money market instruments. All other liquid investments are classified as short-term investments and long-term investments. Short-term investments and long-term investments consist of commercial paper and corporate bonds.

   The Company determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At September 30, 2000, all investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported within stockholders' equity.

   Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. There were no such transactions in the nine months ended September 30, 2000. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income within the consolidated statement of operations.

   At September 30, 2000, the Company's available-for-sale securities consisted of commercial paper $61.2 million, corporate notes $3.1 million, corporate bonds $36.7 million, foreign debt securities $3.7 million, municipal bonds $7.6 million, medium term notes $8.2 million, United States government agencies $76.8 million

                               INTERWOVEN, INC.

and money market funds $14.2 million. Of these securities, $48.1 million, $106.5 million and $57.0 million were classified as cash equivalents, short-term investments and long-term investments, respectively. The estimated fair value of investments classified by the date of contractual maturity due within one year is $154.6 million and due after one year is $57.0 million.

   As of September 30, 2000 the difference between the fair value and the amortized cost of available-for-sale securities was insignificant; therefore, no unrealized gains or losses were recorded in stockholders' equity. For the nine months ended September 30, 2000, there were no realized gains and losses.

Note 2. Net loss per share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin (SAB) No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss attributed to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase equaled an aggregate total of 4,199,442 (unaudited) and 2,259,686 (unaudited) as of September 30, 2000 and 1999, respectively.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                            Three months       Nine months
                                                ended             ended
                                            September 30,     September 30,
                                           ----------------  -----------------
                                            2000     1999     2000      1999
                                           -------  -------  -------  --------
                                             (unaudited)       (unaudited)
Numerator:
  Net loss attributable to common
   stockholders...........................  (7,686) (11,660) (12,154)  (24,238)
Denominator:
  Weighted average shares.................  49,213   12,793   54,399    20,100
  Weighted average unvested common stock
   subject to repurchase..................  (2,260)  (4,199)  (9,271)  (12,656)
                                           -------  -------  -------  --------
  Denominator for basic and diluted
   calculation............................  46,953    8,594   45,128     7,444
                                           -------  -------  -------  --------
Net loss per share:
  Basic and diluted....................... $ (0.16) $ (1.36) $ (0.27) $  (3.26)
                                           =======  =======  =======  ========

Note 3. Pro forma net loss per share

   Pro forma net loss per share is computed using the weighted average number of shares of common stock outstanding, including the pro forma effects of the exercise of warrants and automatic conversion of the Company's Series A, B, C, D and E Preferred Stock into shares of common stock effective upon the closing of the Company's initial public offering as if such conversion occurred at the beginning of the period, or at the date of issuance, if later. The resulting pro forma adjustment for the three months ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999 includes (i) an increase in the weighted average shares used to compute the basic net loss per share of 0 (unaudited), 25,145,242 (unaudited), 0 (unaudited) and 22,468,383 (unaudited), respectively, and (ii) a decrease in the net loss attributable to common stockholders for the accretion of mandatorily redeemable convertible preferred stock of $0, $6,877,000 (unaudited), $0 and $13,227,000 (unaudited), respectively. The calculation of diluted net loss per share excludes potential shares of common stock as their effect would be antidilutive. Pro forma potential common stock consists of common stock subject to repurchase rights and shares of common stock issuable upon the exercise of stock options.

                               INTERWOVEN, INC.

Note 4. Follow-on offering

   In February 2000, the Company completed its follow-on offering of 6,000,000 shares of common stock at $80.50. The Company sold 2,000,000 shares in this offering and selling stockholders sold 4,000,000 shares. Net proceeds to the Company were $152.4 million.

Note 5. Stock Split

   On June 1, 2000 the Company's Board of Directors approved a two-for-one stock split of the outstanding shares of common stock in the form of a stock dividend. These shares were distributed on July 13, 2000. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect this stock split.

Note 6. 2000 Stock Incentive Plan

   In May 2000, the Company's Board of Directors adopted the 2000 Stock Incentive Plan and reserved 2,000,000 shares of common stock for issuance upon exercise of stock options granted thereunder. In September 2000, an additional 4,000,000 shares were reserved for issuance under such plan.

Note 7. Recent Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 (SFAS
137), "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No. 138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an Amendment of FASB Statement No. 133". SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for the Company's first fiscal quarter in 2001 and the Company does not expect adoption to have a material effect on its financial statements.

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

   In March 2000, the FASB issued Interpretation No. 44, (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB 25". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business

                               INTERWOVEN, INC.

combination. FIN 44 is effective July 1, 2000, however certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Interwoven is currently assessing the impact, if any, of adopting this interpretation.

Note 8. Business Combination

   Effective July 18, 2000, the Company acquired Neonyoyo, Inc. ("Neonyoyo"), a leading developer of wireless technology that delivers targeted XML content to handheld devices. The company issued approximately 1.1 million shares of common stock and agreed to pay up to approximately $9.9 million cash in exchange for the assets, liabilities and capital stock of Neonyoyo. The company also assumed all outstanding options to purchase common stock of Neonyoyo and reserved 16,929 shares of common stock and approximately $150,000 for issuance or payment upon exercise of these options. The transaction was accounted for as a purchase with any excess of the purchase price over the fair value of net assets being allocated to intangible assets that will be amortized over their respective useful lives.

   The amounts and components of the purchase price of Neonyoyo along with the allocation of the purchase price to assets acquired, were as follows (in thousands):

   Common stock........................................................ $76,311
   Cash................................................................   9,949
   Transaction costs...................................................   1,967
   Incremental fair value of Neonyoyo stock options....................       6
                                                                        -------
     Total purchase price.............................................. $88,233
                                                                        =======
   Goodwill............................................................ $77,907
   Covenants not to compete............................................   6,929
   Writeoff of in-process research and development.....................   1,724
   Net book value of assets and liabilities Neonyoyo...................   1,091
   Acquired workforce..................................................     582
                                                                        -------
     Net assets acquired............................................... $88,233
                                                                        =======

   The amounts allocated to acquired workforce and convenants not to compete are being amortized over the assets' estimated useful life of two years. The amount allocated to goodwill is being amortized over the asset's estimated useful life of three years. Amortization of goodwill was $4.3 million and amortization of intangible assets was $626,000 for the three months ended September 30, 2000.

   The Company recorded deferred compensation liabilities of $2.3 million and $3.1 million related to the assumption of Neonyoyo options and the exchange of Interwoven shares for Neonyoyo shares, respectively. Amortization expense related to these items was $0.9 million for the three months ended September 30, 2000.

                               INTERWOVEN, INC.

   Because the acquisition was accounted for as purchase, the results of operations of Neonyoyo have been included with those of the Company for the period subsequent to the acquisition date. The following presents the unaudited pro forma combined results of operations of Interwoven and Neonyoyo for the nine-month period ended September 30, 2000. The combined results of operations are not presented for the nine-month period ended September 30, 1999 as Neonyoyo had no operating activities in that period.

                                                                    Nine Months
                                                                       Ended
                                                                   September 30,
                                                                       2000
                                                                   -------------
                                                                        (in
                                                                    thousands,
                                                                    except per
                                                                    share data)
Revenue...........................................................    $77,537
Operating loss....................................................    (39,268)
Net loss..........................................................    (30,705)
Basic and diluted loss per share..................................    $ (0.65)

Note 9. Subsequent Events

   In October 2000, the Company's Board of Directors approved (1) an amendment to Interwoven's Third Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock issuable by Interwoven from 100 million to 500 million shares, subject to stockholder approval; (2) a two-for-one stock split in the form of a stock dividend, subject to stockholder approval of the proposed amendment to Interwoven's Certificate of Incorporation; and (3) an amendment to Interwoven's 1999 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 4 million shares, subject to stockholder approval. Such stockholder approvals will be sought at a special meeting of the Company's stockholders, scheduled to be held on December 12, 2000.

   In October 2000, the Company acquired Ajuba Solutions, Inc. ("Ajuba") and in November 2000 it acquired Metacode Technologies, Inc. ("Metacode"). Ajuba is a developer of XML solutions. Metacode is a leading developer of content tagging and taxonomy technology. The Company issued an aggregate value of approximately $34 million of its stock, stock options and cash for the capital stock and stock options of Ajuba and approximately $171 million of its stock, stock options and cash for the capital stock and stock options of Metacode. These transactions will be accounted for as purchases, with any excess of the purchase price over the fair value of net assets being allocated to intangible assets that will be amortized over appropriate useful lives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This report contains forward-looking statements, including statements regarding our expectations, beliefs, intentions or strategies regarding the future. Forward-looking statements are identified by the use of the future tense, and words such as "believes", "anticipates", "expects", "intends", "will", "may", and other similar expressions. All forward-looking statements included in this document are based on the information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results may differ materially from the results discussed on this report. Factors that might cause such a difference include those discussed in "Factors That Affect Future Results". Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our 1999 Annual Report on Form 10-K, that advise interested parties of risks and uncertainties that affect our business.

   The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our Financial Statements and Notes appearing elsewhere in this Form 10-Q.

Overview

   Interwoven was incorporated in March 1995 to provide software products and services for web content management. Designed specifically for the web, our products allow large teams of people across an enterprise to contribute and edit web content on a collaborative basis, reducing the time-to-web for critical eBusiness initiatives. From March 1995 through March 1997, we were a development stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We subsequently developed and released enhanced versions of TeamSite and have introduced related products. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale, California. We have domestic offices in the metropolitan area of ten states. We also have international offices in ten countries from the Pacific Rim to Western Europe and Canada. Our revenues to date have been derived primarily from customer accounts in North America.

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

   Since inception, we have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish an administrative organization. As a result, we have incurred net losses in each quarter since inception and, as of September 30, 2000, had an accumulated deficit of $38.1 million. We anticipate that our cost of services revenues and operating expenses will increase substantially in future quarters as we grow our service organization to support an increased level and expanded number of services offered, increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, and improve operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future as we continue to expand our operations. In addition, our limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that we will achieve or sustain profitability.

   On June 1, 2000 our Board of Directors approved a two-for-one stock split of the outstanding shares of common stock. These shares were distributed on July 13, 2000. All share and per share information included in this report on Form 10-Q have been retroactively adjusted to reflect this stock split.

   In September 2000, our Board of Directors approved an amendment to our 2000 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 4 million shares.

   In October 2000, our Board of Directors approved (1) an amendment to our Third Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock issuable by us from 100 million to 500 million shares, subject to stockholder approval; (2) a two-for-one stock split in the form of a stock dividend, subject to stockholder approval of the proposed amendment to our Certificate of Incorporation; and (3) an amendment to our 1999 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 4 million shares, subject to stockholder approval. Such stockholder approvals will be sought at a special meeting of our stockholders, scheduled to be held on December 12, 2000.

   In October 2000, we acquired Ajuba Solutions, Inc. ("Ajuba") and in November 2000 we acquired Metacode Technologies, Inc. ("Metacode"). Ajuba is a developer of XML solutions. Metacode is a leading developer of content tagging and taxonomy technology. We issued an aggregate value of approximately $34 million of our Company stock, options to purchase our common stock and cash for the capital stock and stock options of Ajuba and approximately $171 million of our Company stock, options to purchase our common stock and cash for the capital stock and stock options of Metacode. These transactions will be accounted for as purchases, with any excess of the purchase price over the fair value of net assets being allocated to intangible assets that will be amortized over appropriate useful lives.

Results of Operations

   Our license and services revenues have grown in each of the last 11 quarters, and in the nine months ended September 30, 2000, except that our license revenues declined in the three months ended March 31, 1999 from that in the three months ended December 31, 1998. The decline in that period reflected the unusually high revenues in the prior period, due in part to a few large license sales in that period.

   The increase in services revenues in the three and nine months ended September 30, 2000 reflects an increase in both professional services and maintenance fees, generated from a greater number of customers which licensed our products in prior periods, and it reflects an increase in the number of professional services staff and a higher effective staff utilization rate.

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

  .  our ability to retain current customers and attract new customers;

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

   The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

                                              Three Months       Nine Months
                                                  Ended             Ended
                                              September 30,     September 30,
                                              ----------------  ----------------
                                               2000     1999     2000     1999
                                              ------   -------  ------   -------
Revenues:
  License....................................     67%       60%     66%       63%
  Services...................................     33        40      34        37
                                              ------   -------  ------   -------
    Total revenues...........................    100       100     100       100
Cost of revenues:
  License....................................      1         1       1         2
  Services...................................     29        49      31        38
                                              ------   -------  ------   -------
    Total cost of revenues...................     30        50      32        40
Gross profit.................................     70        50      68        60
Operating expenses:
  Research and development...................     13        29      14        32
  Sales and marketing........................     54        90      58        98
  General and administrative.................      9        19      11        22
  Amortization of deferred stock-based
   compensation..............................      4        24       4        29
  Amortization of acquired intangible
   assets....................................     13         6       7         3
  Writeoff of in process research &
   development...............................      4         0       2         0
                                              ------   -------  ------   -------
    Total operating expenses.................     97       168      96       184
Loss from operations.........................    (27)     (118)    (28)     (124)
Interest income and other income (expense),
 net.........................................      9         6      12         5
                                              ------   -------  ------   -------
Net loss.....................................    (19)     (112)    (16)     (119)
                                              ======   =======  ======   =======

Three months ended September 30, 1999 and 2000

 Revenues

   Total revenues increased 826% from $4.3 million for the three months ended September 30, 1999 to $39.4 million for the three months ended September 30, 2000. This increase reflects sales to a larger number of new customers and at a higher average sales price. The number of new customers increased from 33 in the three months ended September 30, 1999 to 140 in the three months ended September 30, 2000, and the average sales price increased from $179,000 to $282,000. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff, which numbered 76 persons in the three months ended September 30, 1999 and 263 persons in the three months ended September 30, 2000. The increase in average sales price was a result of larger numbers of user seats being licensed in the average new order, expanded product configurations, and price increases between the comparable periods.

   License. License revenues increased 938% from $2.6 million for the three months ended September 30, 1999 to $26.5 million for the three months ended September 30, 2000. License revenues represented 60% and 67% of total revenues, respectively, in those periods. This increase in license revenues in absolute dollars reflects the same factors that caused total revenues to increase from period to period.

   Services. Services revenues increased 657% from $1.7 million for the three months ended September 30, 1999 to $12.9 million for the three months ended September 30, 2000. Services revenues represented 40% and 33% of total revenues, respectively, in those periods. The increase in services revenues reflects a $6.3 million increase in professional services fees, a $3.2 million increase in maintenance fees and a $1.6 million increase in training fees. The increased professional services and maintenance fees were generated by an expanded number of customers who licensed our products.

 Cost of Revenues

   License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased 1,032% from $28,000 for the three months ended September 30, 1999 to $317,000 for the three months ended September 30, 2000. Cost of license revenues represented 1% of license revenues in both periods. The increase in cost of license revenues was attributable to an increase in royalties paid to third party software vendors as well as an increase in the volume of products shipped.

   We expect cost of license revenues to increase in absolute dollar amounts in the future. We expect cost of license revenues as a percentage of license revenue to vary from period to period depending upon the timing of payments to third party software vendors and amounts of license revenue recognized in each period.

   Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support personnel, as well as subcontractor expenses. Cost of services revenues increased 449% from $2.1 million for the three months ended September 30, 1999 to $11.6 million for the three months ended September 30, 2000. Cost of services revenues represented 124% and 90% of services revenues, respectively, in those periods. This increase in absolute dollars of cost of services revenues was attributable to an increase in the number of in-house services personnel from 43 to 187, and a $3.5 million increase in subcontractor expenses.

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

 Gross Profit

   Gross profit increased 1,199% from $2.1 million for the three months ended September 30, 1999 to $27.5 million for the three months ended September 30, 2000. Gross profit represented 50% and 70% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increased license and services revenues from a growing customer base. The increase in gross profit percentage was a result of an improvement in gross margin of our professional services organization. We have made and we will continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers. We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues.

 Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses increased 314% from $1.2 million for the three months ended September 30, 1999 to $5.1 million for the three months ended September 30, 2000, representing 29% and 13% of total revenues in those periods, respectively. This increase in absolute dollar amounts was due to increases in the number of our product development personnel, which grew from 36 to 86 persons, to increased use of subcontractors, and higher associated wages, salaries and recruitment costs. The decrease in research and development expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, as compared to the growth rate in research and development expenses. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the dollar amounts of research and development expenses will increase in future periods. We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel as well as the size and timing of product development projects. To date, all software development costs have been expensed in the period incurred.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 453% from $3.8 million for the three months ended September 30, 1999 to $21.2 million for the three months ended September 30, 2000, representing 90% and 54% of total revenues, respectively, in those periods. This increase in absolute dollar amounts primarily relates to increases in sales and marketing personnel costs of $5.1 million, higher sales commissions and bonuses of $7.8 million and increased marketing-related costs of $605,000. The decrease in sales and marketing expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, when compared to the growth rate in sales and marketing expenses. We expect that the dollar amounts of sales and marketing expenses will increase in future periods as we continue to invest heavily in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

   General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 345% from $833,000 for the three months ended September 30, 1999 to $3.7 million for the three months ended September 30, 2000, representing 19% and 9% of total revenues, respectively. This increase in dollar amounts was due to additional staffing of these functions to support expanded operations during the same period. The decrease in general and administrative expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, when compared to the growth rate in general and administrative expenses. We expect general and administrative expenses to increase in absolute dollars in 2000 as we add personnel to support expanding operations and incur additional costs related to the growth of our business. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects.

   Amortization of Deferred Stock-Based Compensation. In 1998 and 1999, we recorded deferred stock-based compensation of $1.9 million and $7.3 million in connection with stock options granted during 1998 and 1999, respectively. In 2000, we recorded deferred stock-based compensation of $5.4 million in connection with granting of stock options and issuance of shares related to the acquisition of Neonyoyo. These amounts represent the difference between the exercise price of stock options granted or assumed during those periods and the deemed fair value of our common stock at the time of the grants and the difference between the market price of our common stock and the market price of shares acquired in exchange for Neonyoyo. Amortization of deferred stock-based compensation was $1.0 million and $1.5 million for the three months ended September 30, 1999 and 2000, respectively. We expect amortization of deferred stock-based compensation to be $3.8 million and $1.6 million for fiscal year 2001 and 2002, respectively. We expect to incur similar charges related to the Ajuba and Metacode acquisitions, however, such charges have not yet been determined.

   Amortization of Acquired Intangible Assets. In July 1999, we recorded intangible assets of approximately $800,000 in connection with the acquisition of Lexington Software Associates Incorporated. Goodwill related to this transaction approximated $300,000 and intangible assets related to the workforce of Lexington Software approximated $500,000 of the purchase price. The total purchase price for this acquisition was approximately $800,000. In July 2000, we recorded intangible assets of approximately $85.4 million in connection with the acquisition of Neonyoyo. Goodwill related to this transaction approximated $77.9 million and intangible assets related to workforce and covenants not to compete of Neonyoyo approximated $7.5 million of the purchase price.

The total purchase price for this acquisition was approximately $88.2 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. Amortization of acquired intangible assets was $249,000 and $5.0 million for the three months ended September 30, 1999 and 2000, respectively. We expect amortization of acquired intangible assets to be $29.9 million and $28.2 million for fiscal year 2001 and 2002, respectively. We expect to incur similar charges related to the Ajuba and Metacode acquisitions, however, such charges have not yet been determined.

   Writeoff of In-Process Research & Development. Purchased in-process research and development of $1.7 million related to acquisition of Neonyoyo was recorded representing the present value of the estimated cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. We may incur similar charges for the Ajuba and Metacode acquisitions, however, such charges have not yet been determined.

 Interest Income and Other Expenses, Net

   Interest income and other expenses, net, increased from $262,000 for the three months ended September 30, 1999 to $3.1 million for the three months ended September 30, 2000 due to increased interest income earned, proceeds from our initial public offering in October 1999 and our subsequent public offering in February 2000.

Nine months ended September 30, 1999 and 2000

 Revenues

   Total revenues increased 737% from $9.3 million for the nine months ended September 30, 1999 to $77.5 million for the nine months ended September 30, 2000. This increase reflects sales to a larger number of new customers and at a higher average sales price. The number of new customers increased from 72 in the nine months ended September 30, 1999 to 328 in the nine months ended September 30, 2000, and the average sales price increased from $161,000 to $300,000. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff, which numbered 76 persons in the nine months ended June 30, 1999 and 263 persons in the nine months ended September 30, 2000. The increase in average sales price was a result of larger numbers of user seats being licensed in the average new order, expanded product configurations and price increases between the comparable periods.

   License. License revenues increased 783% from $5.8 million for the nine months ended September 30, 1999 to $51.3 million for the nine months ended September 30, 2000. License revenues represented 63% and 66% of total revenues, in those periods. This increase in license revenues in absolute dollars reflects the same factors that caused total revenues to increase from period to period.

   Services. Services revenues increased 660% from $3.4 million for the nine months ended September 30, 1999 to $26.2 million for the nine months ended September 30, 2000. Services revenues represented 37% and 34% of total revenues in those periods. The increase in services revenues reflects a $13.5 million increase in professional services fees, a $6.2 million increase in maintenance fees and a $3.0 million increase in training fees. The increased professional services and maintenance fees were generated by an expanded number of customers who licensed our products.

 Cost of Revenues

   License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased 297% from $147,000 for the nine months ended September 30, 1999 to $584,000 for the nine months ended September 30, 2000. Cost of license revenues represented 3% and 1% of license revenues in the nine months ended September 30, 1999 and September 30, 2000, respectively. The increase in cost of license revenues was attributable to an increase in royalties paid to third party software vendors as well as an increase in the volume of products shipped. The decrease in cost of license revenues as a percentage of license revenues relates to a small variable cost component of cost of license revenues that increases to a lesser extent than the license revenue growth.

   We expect cost of license revenues to increase in absolute dollar amounts in the future. We expect cost of license revenues as a percentage of license revenue to vary from period to period depending upon the timing of payments to third party software vendors and amounts of license revenue recognized in each period.

   Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support personnel, as well as subcontractor expenses. Cost of services revenues increased 582% from $3.5 million for the nine months ended September 30, 1999 to $24.2 million for the nine months ended September 30, 2000. Cost of services revenues represented 103% and 92% of services revenues, respectively, in those periods. This increase in cost of services revenues was attributable to an increase in the number of in-house services personnel from 43 to 187, and a $7.5 million increase in subcontractor expenses.

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

 Gross Profit

   Gross profit increased 847% from $5.6 million for the nine months ended September 30, 1999 to $52.8 million for the nine months ended September 30, 2000. Gross profit represented 60% and 68% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increased license and services revenues from a growing customer base. We have made and we will continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers. We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues.

 Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses increased 258% from $2.9 million for the nine months ended September 30, 1999 to $10.5 million for the nine months ended September 30, 2000, representing 32% and 14% of total revenues in those periods, respectively. This increase in absolute dollar amounts was due to increases in the number of our product development personnel, which grew from 36 to 86 persons, to increased use of subcontractors and to higher associated wages, salaries and recruitment costs. The decrease in research and development expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, as compared to the growth rate in research and development expenses. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the dollar amounts of research and development expenses will increase in future periods. We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel as well as the size and timing of product development projects. To date, all software development costs have been expensed in the period incurred.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 398% from $9.1 million for the nine months ended September 30, 1999 to $45.1 million for the nine months ended September 30, 2000, representing 98% and 58% of total revenues, respectively, in those periods. This increase in absolute dollar amounts primarily related to increases in sales and marketing personnel costs of $10.2 million, higher sales commissions and bonuses of $15.6 million and increased marketing-related costs of $1.6 million. The decrease in sales and marketing expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, when compared to the growth rate in sales and marketing expenses. We expect that the dollar amounts of sales and marketing expenses will increase in future periods as we continue to invest heavily in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

   General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 308% from $2.1 million for the nine months ended September 30, 1999 to $8.5 million for the nine months ended September 30, 2000, representing 22% and 11% of total revenues, respectively. This increase in dollar amounts was due to additional staffing of these functions to support expanded operations during this same period. The decrease in general and administrative expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our rapidly increasing revenue base, when compared to the growth rate in general and administrative expenses. We expect general and administrative expenses to increase in absolute dollars in 2000 as we add personnel to support expanding operations and incur additional costs related to the growth of our business. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects.

   Amortization of Deferred Stock-Based Compensation. In 1998 and 1999, we recorded deferred stock-based compensation of $1.9 million and $7.3 million in connection with stock options granted during 1998 and 1999, respectively. In 2000, we recorded deferred stock-based compensation of $5.4 million in connection with granting of stock options and issuance of shares related to the acquisition of Neonyoyo. These amounts represent the difference between the exercise price of stock options granted or assumed during those periods and the deemed fair value of our common stock at the time of the grants and the difference between the market price of our common stock and the market price of shares acquired in exchange for Neonyoyo. Amortization of deferred stock-based compensation was $2.7 million and $3.0 million for the nine months ended September 30, 1999 and 2000, respectively. We expect amortization of deferred stock-based compensation to be $3.8 million and $1.6 million for fiscal year 2001 and 2002, respectively. We expect to incur similar charges related to the Ajuba and Metacode acquisitions, however, such charges have not yet been determined.

   Amortization of Acquired Intangible Assets. In July 1999, we recorded intangible assets of approximately $800,000 in connection with the acquisition of Lexington Software Associates Incorporated. Goodwill related to this transaction approximated $300,000 and intangible assets related to the workforce of Lexington Software approximated $500,000 of the purchase price. The total purchase price for this acquisition was approximately $800,000. In July 2000, we recorded intangible assets of approximately $85.4 million in connection with the acquisition of Neonyoyo. Goodwill related to this transaction approximated $77.9 million and intangible assets related to workforce and covenants not to compete of Neonyoyo approximated $7.5 million of the purchase price. The total purchase price for this acquisition was approximately $88.2 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. Amortization of acquired intangible assets was $249,000 for the nine months ended September 30, 2000 and $5.1 million for the nine months ended September 30, 2000. We expect amortization of acquired intangible assets to be $29.9 million and $28.2 million for fiscal year 2001 and 2002, respectively. We expect to incur similar charges related to the Ajuba and Metacode acquisitions, however, such charges have not yet been determined.

   Writeoff of In-Process Research & Development. Purchased in-process research and development of $1.7 million related to acquisition of Neonyoyo was recorded representing the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility. We may incur similar charges for the Ajuba and Metacode acquisitions, however, such charges have not yet been determined.

 Interest Income and Other Expenses, Net

   Interest income and other expenses, net, increased from $416,000 for the nine months ended September 30, 1999 to $8.9 million for the nine months ended September 30, 2000 due to increased interest income earned, proceeds from our initial public offering in October 1999 and our subsequent public offering in February 2000.

Liquidity and Capital Resources

   Net cash used in operating activities was $5.1 million in the nine months ended September 30, 1999 and net cash provided by operating activities was $5.6 million in the nine months ended September 30, 2000. Net cash provided by operating activities reflected decreasing net losses offset in part by an increase in accounts receivable, accrued liabilities and deferred revenue. Net cash used in operating activities in prior periods primarily reflected net losses.

   During the nine months ended September 30, 1999 and September 30, 2000 investing activities have included purchases of property and equipment, principally computer hardware and software for our growing number of employees. Cash used to purchase property and equipment was $1.3 million and $8.1 million during the nine months ended September 30, 1999 and September 30, 2000, respectively. We expect that capital expenditures will increase with our anticipated growth in operations, infrastructure and personnel. As of September 30, 2000 we had no material capital expenditure commitments.

   During the nine months ended September 30, 1999 and September 30, 2000, our investing activities included purchases and maturities of short-term and long-term investments. Net purchases of investments approximated $9.4 million and $102.4 million during the nine months ended September 30, 1999 and September 30, 2000, respectively. As of September 30, 2000, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

   During the nine months ended September 30, 2000, our investing activities included the acquisition of Neonyoyo. The net cash paid in connection with the acquisition was $8.0 million, which consisted of $9.9 million included in purchase price net of $1.0 million of cash assumed and collateral of $0.9 million to be paid to Neonyoyo shareholders upon satisfaction of indemnification obligations.

   Net cash provided by financing activities in the nine months ended September 30, 1999 and 2000 was $19.4 million and $155.8 million, respectively. Net cash provided by financing activities primarily reflects the proceeds of issuance of preferred stock and common stock, respectively, in each of these periods.

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

   At September 30, 2000, our sources of liquidity consisted of $217.5 million in cash, cash equivalents and investments and $149.7 million in working capital. We have a $5.0 million line of credit with Silicon Valley Bank, which bears interest at the bank's prime rate, which was 9.00% at September 30, 2000. At September 30, 2000, the line of credit was unused. The line of credit is secured by all of our tangible and intangible assets, and maintains minimum quarterly unrestricted cash, cash equivalents and short term investments of $75,000,000 as the financial covenants. We intend to maintain the line of credit. As of September 30, 2000, we were in compliance with all related financial covenants and restrictions under the line of credit.

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

                      FACTORS THAT AFFECT FUTURE RESULTS

   Some of the statements under "Factors That Affect Future Results," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Form 10-Q constitute forward-looking statements. In some cases, you can identify forward-looking statements by our use of the future tense, and terms such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," "continue" or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those listed under "Factors That Affect Future Results" and elsewhere in this Form 10-Q.

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

  .  concentration of our revenues in a single product or family of products;

  .  our dependence on a small number of orders for most of our revenue;

  .  our need to expand our direct sales forces and indirect sales channels;

  .  our need to manage rapidly expanding operations;

  .  our need to attract and train qualified personnel; and

  . our need to establish and maintain strategic relationships with other companies, some of whom may in the future become our competitors.

If we do not increase our license revenues significantly, we will fail to achieve profitability.

   We have incurred net losses in each quarter since our inception, and we expect our net losses to increase. We incurred net losses of $2.9 million in 1997, $6.3 million in 1998, $15.7 million in 1999 and $12.2 million for the nine months ended September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $38.1 million. To compete effectively, we plan to continue to invest aggressively to expand our sales and marketing, research and development, and professional services organizations.

   As a result, if we are to achieve profitability we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all.

Our operating results fluctuate widely and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

   Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate unpredictably in the future. It is possible that in some future periods our results of operations may not meet or exceed the expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline. Further, we anticipate that our sequential percentage rate of revenue growth will decline in future quarters in part because of the difficulty of maintaining high growth rates calculated off progressively larger base revenue numbers.

Acquisitions may harm our business by being more difficult than expected to integrate, by diverting management's attention or by subjecting us to unforeseen accounting problems.

   As part of our business strategy, we have acquired and in the future may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition opportunity, we might be unable to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We may also be unable to select, manage or absorb current or future acquisitions successfully. Further, negotiation of potential acquisitions, integration of acquired businesses, diverts management time and other resources. We may have to use a substantial portion of our available cash to consummate an acquisition. On the other hand, if we use our securities for acquisitions, our stockholders could suffer significant dilution. Further, we cannot assure you that any particular acquisition, even if successfully completed, will ultimately benefit our business. These difficulties could harm our business and operating results.

   In connection with our acquisitions, we may be required to write off software development costs or other assets, incur severance liabilities, amortization expenses related to goodwill and other intangible assets, or incur debt, any of which could harm on our business, financial condition, cash flows and results of operations. The companies we acquire may not have audited financial statements, detailed financial information, or adequate internal controls. There can be no assurance that an audit subsequent to the completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, contingent or other liabilities, and intellectual property. Any such write off could harm our financial results.

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

   We expect the competition in the market in which we operate to persist and intensify in the future. Competitive pressures may seriously harm our business and results of operations if they inhibit our future growth, or require us to hold down or reduce prices, or increase our operating costs. Our competitors include:

  .  potential customers that utilize in-house development efforts; and

  . developers of software that directly addresses the need for web content management, such as Vignette, Eprise, Documentum and Rational.

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

We have announced plans to develop new products which are targeted at new market opportunities, most notably business-to-business, wireless and context. There is no guarantee these new initiatives will succeed or even that a market for content management software will develop in these new areas.

   We are developing products which we believe improve the ability of buyers and sellers to exchange product and other information through business-to-business exchanges. We are also developing software that we believe will enhance the quality of web content to be delivered over wireless devices and we are developing products that automate the attachment of metadata to web content. We have no way of knowing the results of these new efforts and we may fail to develop appropriate products for any of these markets. Further, these markets may not develop as rapidly or in the manner we anticipate. We have made acquisitions that we believe enhance these efforts, but we may fail to integrate these acquisitions properly. We will need to invest in further product development or potentially make additional acquisitions to compete effectively. In these new markets, we may face competition from companies that we have not previously competed against.

We depend on our direct sales force to sell our products, so future growth will be constrained by our ability to hire and train new sales personnel.

   We sell our products primarily through our direct sales force, and we expect to continue to do so in the future. Our ability to sell more products is limited by our ability to hire and train direct sales personnel and we believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge that we need. Some of our competitors may have greater resources to hire personnel with that skill and knowledge. If we were not able to hire experienced and competent sales personnel, our business will be harmed. Furthermore, because we depend on our direct sales force, any turnover in our sales force can significantly harm our operating results. Sales force turnover tends to slow sales efforts until replacement personnel can be recruited and trained to become productive.

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

We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area, where competition for personnel is extremely intense.

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

   Our products currently operate on the Sun Solaris operating system, Linux operating system and Microsoft NT and Windows 2000 Platforms. In addition, our products are required to interoperate with leading web content authoring tools and web application servers. We must continually modify and enhance our products to keep pace with changes in these applications and operating systems. If our products were to be incompatible with a popular new operating system or Internet business application, our business would be harmed. In addition, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, browsers, back-office applications and other Internet-related applications could also harm our business.

We have no significant experience conducting operations internationally, which may make it more difficult than we expect to expand overseas and may increase the costs of doing so.

   We derive the majority of our revenues from sales to North American customers. We are expanding our international operations and plan to do so for the foreseeable future. There are many barriers to competing successfully in the international arena, including:

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

   To offer products and services to a larger customer base our direct sales force depends on strategic partnerships and marketing alliances to obtain customer leads, referrals and distribution. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed. We would also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability to market our products and services successfully. In addition, our strategic partners may not regard us as significant for their own businesses. Therefore, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products and services. The fact our partners have a need to provide their customers with a content management solution, as evidenced by their partnerships with us, may also lead them to consider developing or acquiring products or services that compete with our products and services. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

If our services revenues do not grow substantially, our total revenues are unlikely to increase.

   Our services revenues represent a significant component of our total revenues: 21% of total revenues for 1998, 36% of total revenues for 1999 and 31% of total revenues for the nine months ended September 30, 2000. We anticipate that services revenues will continue to represent a significant percentage of total revenues in the future. To a large extent, the level of services revenues depends upon our ability to license products which generate follow-on services revenue. Additionally, services revenues growth depends on ongoing renewals of maintenance and service contracts. Moreover, if third-party organizations such as systems integrators become proficient in installing or servicing our products, our services revenues could decline. Our ability to increase services revenues will depend in large part on our ability to increase the capacity of our professional services organization, including our ability to recruit, train and retain a sufficient number of qualified personnel.

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

   Acceptance of our products depends upon continued adoption of the Internet for commerce. As is typical in the case of an emerging industry characterized by rapidly changing technology, evolving industry standards and upon alternative methods, generally requires understanding and accepting new ways of conducting business and exchanging information. In particular, companies that have already invested substantial resources in other means of conducting commerce and exchanging information may be particularly reluctant or slow to adopt a new, Internet-based strategy that may render their existing infrastructure obsolete. If the use of the Internet fails to develop or develops more slowly than expected, our business may be seriously harmed.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

   We develop products in the United States and market our products in North America, and, to a lesser extent in Europe and the Pacific Rim. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since a majority of our revenue is currently denominated in U.S. Dollars, a strengthening of the Dollar could make our products less competitive in foreign markets. Our interest income and expense is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our financial investments are in cash equivalents and investments. Due to the nature of our financial investments, we believe we have minimal risk exposure.

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of September 30, 2000, approximately 73% of our total portfolio matures in one year or less, with the reminder maturing in less than two years. See Note 1 of Notes to Condensed Consolidated Financial Statements. For a tabular presentation of interest rate risk sensitive instruments by year of maturity, including the market value and average interest rates for the Company's investment portfolio as of December 31, 1999, see the Company's 1999 Form 10-K filed with the Securities and Exchange Commission in March 2000.

   We did not hold derivative financial instruments as of September 30, 2000, and have never held such instruments in the past. In addition, we had no outstanding debt as of September 30, 2000.

Foreign Currency Risk

   Currently the majority of our sales and expenses are denominated in U.S. Dollars, as a result we have experienced some foreign exchange gains and losses, but such gains and losses have not been significant to date. While we do expect to effect some transactions in foreign currencies in 2000, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

Equity Price Risk

   We are exposed to equity price risk on the marketable portion of equity investments as such investments are subject to considerable market risk due to their volatility. Interwoven typically does not attempt to reduce or eliminate its market exposure in these equity investments. As of September 30, 2000, the position in equity investments did not reflect an unrealized gain or loss as the carrying value of investments approximated fair value.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   Not applicable.

Item 2. Changes in Securities and Use of Proceeds

   (c) Changes in Securities

   During the period of this report, we issued to certain former stockholders of Lexington Software Associates, Inc. ("LSA") 4,548 and 8,491 shares of common stock upon exercise of warrants to purchase Series E Preferred Stock issued in connection with our acquisition of LSA in July 1999, for an aggregate cash consideration of $19,307 and upon net exercise, respectively.

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

   On July 18, 2000, in connection with our acquisition of Neonyoyo, Inc., we issued approximately 1.1 million shares of our common stock in a private transaction that was exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act or Regulation D thereunder.

Item 3. Defaults upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

   Not applicable.

Item 5. Other Information

   On June 1, 2000 our Board of Directors approved a two-for-one stock split of the outstanding shares of common stock. These shares were distributed on July 13, 2000. All share and per share information included in this report on Form 10-Q have been retroactively adjusted to reflect this stock split.

   In September 2000, our Board of Directors approved an amendment to our 2000 Stock Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 4 million shares.

   In October 2000, our Board of Directors approved (1) an amendment to our Third Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock issuable by us from 100 million to 500 million shares, subject to stockholder approval; (2) a two-for-one stock split in the form of a stock dividend, subject to stockholder approval of the proposed amendment to our Certificate of Incorporation; and (3) an amendment to our 1999 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 4 million shares, subject to stockholder approval. Such stockholder approvals will be sought at a special meeting of our stockholders, scheduled to be held on December 12, 2000.

   In October 2000, we acquired Ajuba Solutions, Inc. ("Ajuba") and in November 2000 we acquired Metacode Technologies, Inc. ("Metacode"). Ajuba is a developer of XML solutions. Metacode is a leading developer of content tagging and taxonomy technology. We issued an aggregate value of approximately
$34 million of our Company stock, options to purchase our common stock and cash for the capital stock and stock options of Ajuba and approximately $171 million of our Company stock, options to purchase our common stock and cash for the capital stock and stock options of Metacode. These transactions will be accounted for as purchases, with any excess of the purchase price over the fair value of net assets being allocated to intangible assets that will be amortized over appropriate useful lives.

Item 6. Exhibits and Reports on Form 8-K

   (a) List of Exhibits:

       Number                           Exhibit Description
       ------                           -------------------
        2.01   Agreement and Plan of Merger by and among the Registrant Neonyoyo,
               Inc. and Agnes Pak dated July 10, 2000 (incorporated by reference from Exhibit 2.01 to the Registrant's current report on Form 8-K
               (File No. 000-27389), filed with Commission on August 2, 2000)
        21.1   Subsidiaries of the Registrant
        27.1   Financial Data Schedule (Filed Electronically)

   (b) Reports on Form 8-K :

   A Current Report on Form 8-K was filed by the Registrant on August 2, 2000 to report the consummation of the acquisition of Neonyoyo, Inc. on July 18, 2000. This acquisition was reported under Item 2.

   A Current Report on Form 8-K/A was filed by the Registrant on September 29, 2000 to supplement its report with respect to its acquisition of Neonyoyo, Inc. Pursuant to Item 7, financial statements were filed with respect to this acquisition.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERWOVEN, INC.

Dated: November 14, 2000                  By:     /s/ Martin W. Brauns
                                             ----------------------------------
                                                     Martin W. Brauns
                                               President and Chief Executive
                                                          Officer
                                                 (Duly Authorized Officer)

Dated: November 14, 2000                  By:      /s/ David M. Allen
                                             ----------------------------------
                                                      David M. Allen
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)

                                 EXHIBIT INDEX

 Exhibit
 -------
  21.1   Subsidiaries of the Registrant.
  27.1   Financial Data Schedule.