Form 10-K
period 2000-12-31
INTERWOVEN INC
filed 2001-04-02
CIK 1042431

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from  to

                        Commission file number 000-27389

                                ---------------

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

                                 (408) 774-2000
              (Registrant's telephone number, including area code)

                                ---------------

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, $0.001 par value;

                    Registered on the NASDAQ National Market
                                (Title of Class)

                                ---------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2001 was approximately $3,387,169,543 (based on the last reported sale price of $38.0625 on January 31, 2001 on the NASDAQ Stock Market).

   The number of shares of Common Stock outstanding as of March 21, 2001 was 102,859,056.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  Document                            Form 10-K Reference
                  --------                            -------------------
Proxy Statement for Registrant's 2001 Annual         Part III, Items 10-13
Meeting of Stockholders to be held on May 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
The Exhibit Index may be found at page 39                     Page 1 of 64 pages

                                INTERWOVEN, INC.
                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

 Item 1.  Business.......................................................     3
 Item 2.  Properties.....................................................    12
 Item 3.  Legal Proceedings..............................................    13
 Item 4.  Submission of Matters to a Vote of Security Holders............    13

                                    PART II

          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters........................................................    14
 Item 6.  Selected Financial Data........................................    15
          Management's Discussion and Analysis of Financial Condition and
 Item 7.  Results of Operations..........................................    16
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....    33
 Item 8.  Financial Statements and Supplementary Data....................    34
          Changes in and Disagreements With Accountants on Accounting and
 Item 9.  Financial Disclosure...........................................    36

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............    37
 Item 11. Executive Compensation.........................................    38
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management.....................................................    38
 Item 13. Certain Relationships and Related Transactions.................    38

                                    PART IV

          Exhibits, Consolidated Financial Statement Schedules and
 Item 14. Reports on Form 8-K............................................    39
          Exhibit Index..................................................    39
          Signatures.....................................................    42
          Financial Statements...........................................    43

                                     PART I

   This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. For example, we make statements of our expectations about future financial performance, the growth of our business and trends in our business. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this report entitled "Factors Affecting Future Results," which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as "believes," "anticipates," "expects," "intends," "may," "will" and similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this report. You are urged to review carefully our various disclosures, in this report and our other reports filed with the SEC, that attempt to advise you of the risks and factors that may affect our business.

ITEM 1. BUSINESS

Overview

   Interwoven provides software products and services that help businesses and other organizations manage the content of their web sites. In the Internet industry this is often referred to as "web content management." Our flagship software product, TeamSite, is designed to help customers develop, maintain and extend large web sites that are essential to their businesses. TeamSite incorporates widely accepted Internet industry standards and is designed with an open architecture that allows it to support a wide variety of web authoring tools and web application servers. Using TeamSite, our customers can manage web content, control the versions of their web sites, manage web site contribution and content approval processes, and develop eBusiness applications. TeamSite allows large numbers of contributors across an enterprise to add web content in a carefully-managed process. In addition to TeamSite, our other products include OpenDeploy, Metafinder and Metatagger.

   Interwoven was incorporated in California in 1995 and reincorporated in Delaware in 1999. We released our first product, TeamSite, in 1997, followed by OpenDeploy in 1998 and other products in 2000.

Products and Services

   Our product line consists of TeamSite, which is our web content management product, OpenDeploy, which is our web content replication and syndication product, and other products, such as Metafinder and Metatagger. TeamSite has additional modules or editions constituting separate products: TeamSite Templating, TeamSite Front-Office 4.5, TeamSite Turbo, TeamSite Global Report Center, TeamSite Workflow Builder and TeamSite B2B Edition 4.5.1. We generally license our products on a per-server and per-user basis and occasionally license them on an enterprise or site license basis. We also provide services, including professional services, maintenance and support.

   The following table highlights the features of our products:

      Product Description                            Features
--------------------------------------------------------------------------------
TeamSite 4.5                      . allows multiple developers and contributors
 Server-based content management    to add content to a web site
 software                         . interoperates with leading web authoring
                                    tools and web application servers
                                  . allows direct edits to web site content
                                    through a browser interface, with
                                    SmartContext Editing
                                  . supports simultaneous eBusiness application
                                    development and deployment
                                  . offers real-time testing capability and
                                    sophisticated workflow processes
                                  . offers comprehensive file versioning and
                                    whole-site versioning
                                  . upgradable with optional software modules
                                    and editions

Software Modules and Editions     . streamlines enterprise-wide deployment of
TeamSite Turbo                      web properties by connecting TeamSite with
 Deployment integration software    leading application servers
                                  . provides standard set of integration points
                                    such as applications, personalization rules and targeting rules, to manage dynamic web content

TeamSite Templating               . allows content contribution using standard
 Server-based content templating    templates and through web browsers
 software                         . promotes participation from non-technical
                                    contributors

TeamSite Global Report Center     . allows administrators to monitor system
 Reporting and auditing software    activity
                                  . delivers sophisticated reporting and
                                    auditing functionality
                                  . optional software module licensed with
                                    TeamSite

TeamSite Front-Office 4.5         . allows for the creation and publishing of
 Content publishing and creation    content to TeamSite directly from Microsoft
 software                           Office applications or Microsoft Explorer

TeamSite Workflow Builder         . enables the creation of visual process flow
 Workflow design software           for web content management
                                  . supports predefined tasks which can be
                                    linked through transition objects
                                  . enables more control of complex web
                                    management and development

TeamSite B2B Edition 4.5.1        . provides all functions of standard TeamSite
 Content management software for    4.5 edition
 trading exchanges                . adds functionality specific to the
                                    interchange and publication of commerce-related trading exchanges

OpenDeploy 4.5                    . simultaneously transfers content among
 Content replication and            multiple web servers
 distribution software            . enables automated scheduling of web site
                                    updates
                                  . ensures conformity of web site roll-out
                                  . allows secure and transactional content
                                    deployment over the Internet

Metatagger                        . allows granular aggregation and
 Content segmentation and           segmentation of data
 aggregation software

Metafinder                        . enables more precise data searches using
 Search algorithm software          vocabulary algorithms

TeamSite--Content Management

   Our flagship product, TeamSite, is designed to develop, maintain and extend large web sites.

   Web Content Management. TeamSite is designed to version, manage and control all web content. It allows large numbers of contributors across an enterprise to add, in parallel, web content in a carefully-managed process. TeamSite is compatible with leading web authoring tools and web application servers, allowing businesses to leverage existing investments in information technology systems, content and expertise. This enables a faster time-to-web for eBusiness initiatives. TeamSite captures and stores the history of all modifications to the web content. These content histories, or versions, are managed and tracked for individual web files and for whole web sites.

   Workflow. TeamSite is designed to allow diverse groups of users, including non-technical and technical users, to participate in building and contributing content to web sites. To facilitate the management of these web content contributors, TeamSite automates workflow processes such as task assignment, resource scheduling, content routing, content approval and web site release.

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

   The architecture of TeamSite enables businesses to implement it without making significant changes to their existing web content or systems architecture, resulting in rapid implementation. Additionally, TeamSite's open architecture allows customers to use their preferred web content authoring software, web application servers and other web-based technologies. TeamSite currently operates on Sun Solaris, Microsoft Windows NT and Microsoft Windows 2000 operating systems. TeamSite was first shipped in May 1997. We first shipped the current version of TeamSite, TeamSite 4.5, in September 2000.

   We also license optional software modules and editions with TeamSite that extend its functionality. Our optional software modules and editions, include TeamSite Templating, TeamSite Global Report Center, TeamSite Turbo, TeamSite Front-Office 4.5, TeamSite Workflow Builder and TeamSite B2B Edition 4.5. TeamSite Templating allows web content to be contributed using customer-defined templates, thereby eliminating the need for contributors to be familiar with HTML or client-side applications. TeamSite Global Report Center enables TeamSite administrators to generate reports on web operations activity. TeamSite Turbo enables customers to manage dynamic web content such as applications, personalization rules and targeting rules, thereby enhancing an enterprise's ability to share content across its business and leverage web content from one initiative to many others. TeamSite Front Office 4.5 provides users with an interface for creating and publishing content directly to TeamSite from their familiar desktop applications, without any additional training. TeamSite Workflow Builder enables the creation of a visual process flow for web content management. TeamSite B2B Edition 4.5.1 provides the standard features of TeamSite 4.5, with added functionality that accelerates and controls the interchange and syndication of commercial content.

OpenDeploy--Content Replication and Syndication

   Our OpenDeploy product transfers web content from development servers to production web servers. OpenDeploy allows users to automatically and precisely distribute the same web content to numerous servers that can be located in one or multiple sites. This "synchronizes" web content so that users can view the same content, regardless of which server processes the request. By automating this process, businesses can maximize the availability of their web sites and minimize the time required for users to access content offered by those sites. Customers using OpenDeploy can also automate the scheduled deployment of content. We believe that OpenDeploy provides an effective method for distribution and integration of dynamic content across web sites.

   OpenDeploy is typically licensed with TeamSite by our customers, but it may be used on a stand-alone basis. OpenDeploy encrypts content for secure transfer over TCP/IP. The version of OpenDeploy shipped within the United States uses 128-bit SSL encryption. Due to U.S. export regulations, the international version does not utilize encryption. OpenDeploy operates on Sun Solaris, Microsoft Windows NT, Microsoft Windows 2000, IBM AIX, Hewlett Packard UX and Linux operating systems. We first shipped OpenDeploy in January 1998. The current version, OpenDeploy 4.5, was shipped in October 2000.

Metafinder

   Metafinder uses our proprietary technology to search web site content, using mathematical formulas that filter and adjust themselves to yield relevant search results to user queries. By using Metafinder, our customers can improve the productivity of their personnel and the efficiency of their web site by facilitating the identification of important data. We acquired the Metafinder product line in our November 2000 acquisition of Metacode Technologies, Inc., and shipped our first version of it in 2001. Metafinder operates on Sun Solaris, Microsoft Windows NT and Microsoft Windows 2000 operating systems.

Metatagger

   Metatagger enhances a publisher's or a content creator's ability to manipulate web content, allowing a publisher or creator to segment web content with a fine degree of granularity, automatically aggregate web content such as articles and stories into relevant packages, and link from text to advertising information or supporting information such as a footnote. By using Metatagger, our customers can enhance efficiency, fine-tune web content distribution and reduce delivery costs. We acquired the Metatagger product line in our November 2000 acquisition of Metacode Technologies, Inc., and shipped our first version of it in 2001. Metatagger operates on Sun Solaris, Microsoft Windows NT and Microsoft Windows 2000 operating systems.

Interwoven Services

   Our worldwide professional services organization provides implementation consulting and other technical services to our license customers. We provide our customers with services necessary to install, integrate, customize and deploy our solutions. As of December 31, 2000, our services organization consisted of 241 professional employees. These services professionals utilize a comprehensive methodology to deliver our web content management products to our customers and configure our products to meet the specific needs of the customer. We sell our services in conjunction with licenses of our software products. These services include:

  . needs analysis and web operations strategy;

  . software installation and configuration support;

  . project management;

  . workflow mapping;

  . content and web site release management; and

  . education and training.

  Customer Support and Training

   We offer a comprehensive array of customer support programs that are designed to ensure successful implementation and customer satisfaction. These programs include maintenance, technical support and professional services, as well as educational offerings. Our educational offerings include technical training and end user training. In addition, we offer various levels of product maintenance to our customers. Maintenance services are typically subject to an annual, renewable contract and are typically priced as a percentage of product license fees.

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

   Content Versioning. TeamSite captures the history of modifications to web content within each contributors' work area as well as the content within the common staging area. Our comprehensive content versioning technology allows customers to record and manage all web content modifications and capture complete histories of all web files. Our TeamSite Global Report optional software module can then be used to audit and report on historical changes made to a web site's files and supporting data files.

   Whole-Site Versioning. An extension of our techniques for content versioning allows TeamSite to capture editions of the entire web site. As the content for an edition of an entire web site is approved, a full version of this site can be captured and recorded providing a history of complete site editions. This provides customers with an effective way to review and roll back to previous editions of their web sites as necessary for audit, disaster recovery and compliance requirements.

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

Templating

   Our TeamSite Templating optional software module enables non-technical content contributors to add content through customer-specific style templates, allowing a preferred look and feel to be leveraged where desired.

Product Features

   Open Architecture. Our architecture incorporates widely accepted Internet industry standards and supports a wide variety of web-based software applications to integrate into our customers' heterogeneous environments. As a result, TeamSite also integrates with commercially available web authoring tools and web application servers that adhere to industry standards. This allows our customers' content contributors to use their favorite web authoring software. For example, to add content to a site, a graphics designer may use Adobe

Photoshop, a layout expert may use Macromedia Dreamweaver, and a non-technical contributor may use Microsoft Office 2000. In addition, TeamSite's browser interface has been developed primarily in Java and JavaScript, two highly compatible programming languages.

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

   Availability. Our design promotes reliability and availability by allowing customers to employ their normal data backup and recovery tools. In addition, critical data is duplicated, providing the necessary redundancy for data recovery to minimize the potential for data loss.

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

   eXtensible Markup Language. XML provides customers the ability to integrate new applications and data with other XML-compliant technologies and legacy applications. Together with companies such as Microsoft and IBM, we are a sponsoring member of OASIS, an industry association promoting XML standards. Our products use and support XML, and they promote XML for data and content exchange.

Customers

   Our products and services are marketed and sold to a diverse group of customers operating in a broad range of industries. Our customers include both established companies migrating their operations online and new companies formed specifically to deliver products and services over the Internet. These customers typically consider the web and their web operations to be critical to their future success. As of December 31, 2000, over 650 companies had licensed our products. In 2000, no customer accounted for ten percent or more of our total revenues. Our sales of products and services in the United States accounted for 100%, 100% and 81% of our total revenues in 1998, 1999 and 2000, respectively.

Technology Vendors and Service Providers

   Technology Vendors

   To ensure that our products are well integrated with related web technologies, we work with vendors of web authoring tools and web application servers. Web authoring tools, such as Macromedia's Dreamweaver, Microsoft's Office 2000 and Adobe's Photoshop, provide the content that we manage. Web application servers, such as Akamai's FreeFlow, Art Technology Group's Dynamo, BEA System's Weblogic, Hewlett Packard's Sapphire/Web, BroadVision's One-to-One Commerce, IBM's Net.Commerce and Websphere, Interworld's Commerce Exchange, Intershop's efinity, iPlanet Application Server, Microsoft's SiteServer and net.Genesis' net.Analysis, distribute the content managed by our software over the Internet. We have developed specific product interfaces for some of these companies, such as software and service modules for Art Technology Group, BEA Systems, BroadVision, iPlanet, IBM and Microsoft, and some companies refer customers to us or resell our products. Our products are resold by Accenture (formerly known as Andersen Consulting), Blue Martini, BroadVision and IBM Global Services, among others.

   Service Providers

   We work with leading systems integrators, such as Accenture (formerly known as Andersen Consulting), Cambridge Technology Partners, Cap Gemini Ernst & Young, Computer Sciences Corporation, Deloitte & Touche, EDS and KPMG Consulting and with Internet professional services firms, such as Agency.com, AnswerThink, Centrifusion, Context, Emerald Solutions, epresense, IBM Global Services, Intraware, iXL, marchFirst, Modem Media, Luminant, Origin, Primeon, Rare Medium and Sapient. Our prospective customers frequently retain the services of these firms for the delivery and implementation of eBusiness applications, and these firms may recommend a content management solution as part of the eBusiness application they deliver. We intend to devote significant resources to develop these relationships.

   We believe that these relationships with these entities are essential as we continue to seek to integrate our products with current and future web technologies and deploy and implement our solution at customer sites. Our relationships with technology providers and service providers are not binding, however, and can be terminated by these providers at any time.

Sales and Marketing

   To date, we have sold our products and services primarily through our direct sales force in North America and Europe. As of December 31, 2000, we had 295 professionals in our direct sales force, of which 198 were located in the United States, 27 located in Asia Pacific, 66 were located in Europe, and four were located in Latin America. We intend to increase the size of our direct sales force and establish additional sales offices in the United States and abroad. In May 1999, we opened our first international sales office in the United Kingdom to support the management of direct and indirect sales channels in Europe. During 2000, we opened 10 offices in the United States and 10 offices abroad.

   We currently have operations in Australia, Brazil, Canada, France, Germany, Hong Kong, Japan, Mexico, Netherlands, the United Kingdom, Singapore, Sweden and the United States, and we tend to introduce localized versions of Interwoven applications for the major European and Asian markets. We intend to further expand our global sales and marketing capabilities by increasing the size of our direct sales and marketing organizations in major markets, and by continuing to develop our channel partner relationships. As market conditions warrant, we intend to increase our direct sales and marketing activities worldwide.

   We are developing our indirect sales channel by expanding our relationships with leading Internet technology vendors, Internet professional services firms and systems integrators that recommend and, when appropriate, resell our products.

   Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and customer support personnel, and how well we continue to establish and maintain relationships with our strategic partners. We believe that the complexity of our products and the large scale deployments anticipated by our customers will require a number of highly trained customer support personnel.

   We believe that demand is increasing for content management solutions such as those we sell. We may not be able to expand our sales and marketing staff, either domestically or internationally, to take advantage of any increase in demand for those solutions. Our failure to expand our sales and marketing organization or other distribution channels could have a materially adverse affect on our business. See "Factors Affecting Future Results--We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area, where competition for personnel is extremely intense."

Research and Development

   We invest significantly in research and development to enhance our current products, and develop new products. Our research and development expenses were $1.8 million in 1998, $4.2 million in 1999 and $17.7 million in 2000. We expect that we will increase our product development expenditures in the future. As of December 31, 2000, 149 employees were engaged in research and development activities and we plan to continue to hire additional engineers to further our research and development activities. Our business could be harmed if we were not able to hire and retain the required number of engineers. See "Factors Affecting Future Results--We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area, where competition for personnel is extremely intense."

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

Acquisitions

   In July 1999, we acquired Lexington Software Associates, a software consulting company, to help support our existing customer base and to help attract and retain new customers. In July 2000, we acquired Neonyoyo, a developer of wireless technology that delivers targeted XML content rendered appropriately, regardless of device type, to support content management initiatives, including wireless initiatives, for our customer base. In October 2000, we acquired Ajuba Solutions, a software development company with expertise in XML, Java and eBusiness integration, to expand our research and development staff to handle our XML-based initiatives, especially our wireless and B2B initiatives. Additionally, in November 2000 we acquired Metacode Technologies, a content tagging and taxonomy software developer, to enhance TeamSite's functionality by enabling the use of metadata, or data about data.

Competition

   The market for content management solutions is rapidly emerging and is characterized by intense competition. We expect existing competition and competition from new market entrants to increase dramatically. A growing number of companies are vying to provide web content management solutions. In addition, existing or potential customers may develop or may have developed in-house solutions, which might make it more difficult for us to sell products to them. In this market for content management solutions, new products are frequently introduced and existing products are often enhanced. Also, new companies, or alliances among existing companies, may be formed that may rapidly achieve a significant market position.

   We compete with third-party content management solution providers, primarily Documentum, Eprise, Filenet, Intranet Solutions, Rational Software and Vignette. We also compete with providers of workgroup solutions, content publishing application providers and current or potential customers who may develop in-house solutions. We may face increased competition from these providers in the future. Other potential competitors include client/server software vendors which are developing or extending existing products which address our market. In addition, although we currently partner with a number of companies that provide complementary products such as web tools, enterprise document repositories and web servers, these partners may introduce competitive products in the future. Other large software companies, such as Microsoft, Oracle and IBM, may also introduce competitive products. Many of our existing and potential competitors have greater technical, marketing and financial resources than we do.

   We believe that competitive factors in the web content management industry include:

  . the quality, scalability and reliability of software;

  . functionality that enables a broad base of contributors to add and modify web content;

  . interoperability with all leading web authoring tools and web application servers based on industry standards;

  . functionality that enables advanced workflow;

  . the ability to leverage existing information technology infrastructure;

  . adherence to emerging industry standards, including XML; and

  . expandability and scalability of web content repository.

   We believe our products compete favorably on each of these factors.

Successful Customer Implementations

   Our success depends on our customers' successful implementations of our applications. We actively support customer deployment efforts by providing Internet and telephone technical support, providing comprehensive instructor-led training, and by assigning to each customer an account management team that includes a sales representative, a technical account manager and an executive sponsor.

Proprietary Rights and Licensing

   Our success depends upon our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions, to protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. These legal protections afford only limited protection for our technology. We currently do not have any issued United States or foreign patents, but we have applied for several U.S. patents. It is possible that patents will not be issued from our currently pending patent applications. Our license agreements impose restrictions on our customers' ability to utilize our software. We also seek to protect our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. There can be no assurance that all employees or consultants have signed or could sign these agreements. Due to the rapid pace of technological change, we believe that to establish and maintain a technology leadership position, developing the technological and creative skills of our personnel, and enhancing new product developments are as important to our business as the various legal protections of our technology.

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

   Any litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. Any failure by us to meaningfully protect our property could seriously harm our business, operating results and financial condition.

   To date, we have not been notified that our products directly infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by us with respect to our current or future products. We expect that developers of web-based commerce software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and as the functionality of products in different segments of the software industry increasingly overlaps. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful infringement claim against us and our inability to license the infringed technology or develop or license technology with comparable functionality could seriously harm our business, financial condition and operating results. See "Factors Affecting Future Results--We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business."

Seasonality

   Our business has experienced seasonality, in part due to customer buying patterns. In recent years, we have generally had weaker demand in the quarter ending in March when compared to the quarters ending in June, September and December. We expect this pattern to continue.

Employees

   As of December 31, 2000, we employed 888 persons, including 374 in sales and marketing, 241 in professional services, 149 in research and development and 124 in general and administrative. Of our employees, 48 were located in Asia Pacific, 115 were located in Europe, four were located in Latin America and the remainder were located in North America. Our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract and retain such personnel in the future. None of our employees is represented by a labor union (other than statutory unions required by law in certain European countries). We have not experienced any work stoppages and consider our relations with our employees to be good. See "Factors Affecting Future Results--We depend on our direct sales force to sell our products, so future growth will be constrained by our ability to hire, train and retain sales personnel" and "Factors Affecting Future Results--We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area, where competition for personnel is extremely intense."

ITEM 2. PROPERTIES.

   Our headquarters occupies approximately 52,000 square feet in Sunnyvale, California under leases that expire in 2003. We also lease sales and service offices in the metropolitan areas of Atlanta, Baltimore, Boston, Chicago, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C. Outside the United States, we have sales and service offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Japan, Mexico, Netherlands, Singapore, Sweden and the United Kingdom.

   We believe that our existing facilities are adequate for our current needs. We are in the process of locating additional office space for what we expect our needs will be in the future.

ITEM 3. LEGAL PROCEEDINGS.

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   On December 12, 2000 we held a Special Meeting of Stockholders.

   Descriptions of the matters voted upon and the results of such meeting are set forth below:

                              Votes      Votes     Votes     Votes    Broker
                               For      Against   Withheld Abstained Non-votes
                            ---------- ---------- -------- --------- ---------
1. Amendment of the
   Company's Third Amended
   and Restated
   Certificate of
   Incorporation to
   increase the authorized
   number of shares of
   Common Stock issuable
   by the Company from
   100,000,000 to
   500,000,000............  57,400,570 24,840,130   --      20,578         --
2. Amendment of the
   Company's 1999 Equity
   Incentive Plan to
   increase the number of
   shares of Common Stock
   reserved for issuance
   thereunder by
   8,000,000..............  37,943,344 36,481,518   --      39,376   7,797,040

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

 Price Range of Common Stock

   Our common stock has been quoted on the Nasdaq National Market under the symbol "IWOV" since our initial public offering on October 8, 1999. Before then, there was no public market for our common stock. The following table shows, for the periods indicated, the high and low sales prices per share of our common stock. The prices indicated below have been adjusted to give retroactive effect to stock splits through March 31, 2001.

                                                              Year Ended
                                                      --------------------------
                                                      December 31, December 31,
                                                          1999         2000
                                                      ------------ -------------
   Quarter                                             High   Low   High   Low
   -------                                            ------ ----- ------ ------
   First............................................. $  n/a $ n/a $50.00 $27.13
   Second............................................ $  n/a $ n/a $31.16 $10.41
   Third............................................. $  n/a $ n/a $68.47 $27.44
   Fourth............................................ $44.47 $9.19 $67.69 $20.72

   On March 21, 2001 the closing sale price of the Common Stock was $11.50 per share. On that date, there were 758 holders of record. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

 Dividends

   We have never declared or paid cash dividends on our common stock or other securities, and we do not anticipate paying a cash dividend in the foreseeable future. Our line of credit currently prohibits the payment of dividends.

 Recent Sales of Unregistered Securities

   During the quarter ended December 31, 2000, we issued an aggregate of approximately 2.3 million shares of common stock in connection with our acquisitions of Ajuba Solutions, Inc. in October 2000, and Metacode Technologies, Inc. in November 2000. The shares of our common stock were issued in private transactions that were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) or Regulation D thereunder. The shares of our common stock were issued in private transactions that were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) or Regulation D thereunder.

   During the quarter ended December 31, 2000 we issued to certain former stockholders of Lexington Software Associates, Inc. ("LSA") 4,560 shares of common stock upon net exercise of warrants to purchase Series E Preferred Stock issued in connection with our acquisition of LSA in July 1999. These warrants became exercisable for common stock upon the closing of our initial public offering on October 14, 1999, when all of our preferred stock converted into common stock. These securities were not registered under the Securities Act of 1933 in reliance upon the exception provided by Section 4(2) or Regulation D promulgated thereunder. The shares of our common stock were issued in private transactions that were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) or Regulation D thereunder.

 Use of Proceeds

   Our first registration statement, filed on Form S-1 (Registration No. 333-83779) was declared effective by the Commission on October 7, 1999. There has been no change to the disclosure contained in our report on Form 10-Q for the quarter ended March 31, 2000 with respect to the use of proceeds generated by our initial public offering.

ITEM 6. SELECTED FINANCIAL DATA.

   The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and the notes thereto, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated statements of operations and balance sheet data as of and for each of the five years in the period ended, and as of December 31, 2000 have been derived from our audited consolidated financial statements. The supplemental consolidated financial data for each of the five years in the period ended December 31, 2000 have been derived from our unaudited results of operations, excluding stock based compensation and acquisition charges. All share and per share amounts have been adjusted to give retroactive effect to stock splits through March 31, 2001.

                                           Years Ended December 31,
                                   --------------------------------------------
                                    1996    1997     1998      1999      2000
                                   ------  -------  -------  --------  --------
                                   (in thousands, except per share amounts)
Consolidated Statement of
 Operations Data:
Revenues.........................  $  --   $   168  $ 4,003  $ 16,806  $132,129
Gross profit.....................     --        73    2,670    10,049    92,488
Total operating expenses.........     520    2,933    9,165    27,065   135,988
Loss from operations.............    (520)  (2,860)  (6,495)  (17,016)  (43,500)
Net loss.........................    (510)  (2,948)  (6,344)  (15,655)  (32,055)
Net loss per share
  Basic and diluted..............  $(0.06) $ (0.34) $ (0.71) $  (0.95) $  (0.35)
  Weighted average shares--basic
   and diluted...................   9,128    9,424   10,532    30,472    91,979
Supplemental Consolidated
 Financial Data (unaudited):
Net loss before Stock based
 compensation, goodwill,
 intangible amortization and non-
 recurring charges...............  $ (510) $(2,948) $(6,344) $(11,591) $   (391)
Diluted net loss per share before
 stock based compensation,
 goodwill, intangible
 amortization and non-recurring
 charges.........................  $(6.06) $ (0.34) $ (0.71) $  (0.38) $  (0.00)

                                                    December 31,
                                        ---------------------------------------
                                        1996   1997    1998     1999     2000
                                        ----  ------  -------  ------- --------
                                                   (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term
 investments..........................  $ 17  $1,019  $ 9,022  $55,648 $222,284
Working capital.......................  (208)    792    8,844   54,413  199,484
Total assets..........................    92   1,384   13,908   83,079  524,209
Long-term debt and capital lease
 obligations, less current portion....   --       87    1,257      --       --
Manditorily redeemable convertible
 preferred stock......................   385   4,627   20,464      --       --
Total shareholders' equity (deficit)..  (525) (3,734) (10,752)  75,340  454,351

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion and analysis of financial condition and results of operations should be read in conjunction with Item 6, Selected Financial Data, as well as the quarterly financial data, and our consolidated financial statements and notes appearing elsewhere in this Form 10-K.

Overview

   Interwoven was incorporated in March 1995 to provide software products and services for web content management. Our products allow large teams of people across an enterprise to contribute and edit web content on a collaborative basis, reducing the time-to-web for critical eBusiness initiatives. From March 1995 through March 1997, we were a development stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products. As of December 31, 2000, we had sold our products and services to over 650 customers. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C. Our revenues to date have been derived primarily from accounts in North America. In addition, we have offices in Australia, Brazil, Canada, France, Hong Kong, Japan, Mexico, Netherlands, United Kingdom, Singapore and Sweden. We had 888 employees as of December 31, 2000.

   We derive revenues from the license of our software products and from services we provide to our customers. To date, we have derived the majority of our license revenues from licenses of TeamSite. License revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, no significant post-delivery obligations remain, the license fee is fixed or determinable and collection of the fee is probable. Services revenues consist of professional services and maintenance fees. Professional services primarily consist of software installation and integration, business process consulting and training. We generally bill our professional services customers on a time and materials basis and recognize revenues as the services are performed. Maintenance agreements are typically priced based on a percentage of the product license fee, and typically have a one-year term that is renewable annually. Services provided to customers under maintenance agreements include technical product support and an unspecified number of product upgrades as released by us during the term of a maintenance agreement. Revenues from maintenance support agreements are recognized ratably over the term of the agreement.

   Consistent with authoritative guidance on revenue recognition, we assess the probability of collection on all software license agreements and defer revenue when collection is not probable. From inception through the fourth quarter of 2000, the limited collection history and infancy of our international sales infrastructure lead to us to defer revenue until cash collection for sales occurring outside the United States. We now believe that a more mature sales infrastructure coupled with a history of collections in several geographic regions allows us to ascertain that collections are probable in Northern Europe. Therefore, beginning on January 1, 2001, we will recognize revenue upon the signing of the contract and shipment of the product in Northern Europe. We will continue to assess probability of collections on an individual agreement-by-agreement basis. Further, we will continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations once we have developed an adequate infrastructure and collection history in those regions. As of December 31, 2000, $34.5 million in deferred revenue consisted of $17.8 million related to maintenance and $16.7 million related to services or licenses that had no ongoing obligation, of which $4.5 million was international. At December 31, 2000, the amount deferred until cash collection that related to Northern Europe was approximately $2.3 million.

   We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we have incurred net losses through the quarter ending December 31, 2000 and had an accumulated deficit of $58.0 million as of December 31, 2000. We anticipate that our cost of services revenues and operating expenses in absolute dollars will increase substantially in the future as we grow our services organization to support an increased level and expanded number of services offered, increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, and improve our operational and financial systems. Accordingly, we expect to incur additional losses for the foreseeable future as we continue to expand our operations. In addition, our limited operating history and the weakness of the current economic environment generally makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that we will achieve or sustain profitability.

   We have generally made business decisions with reference to net profit metrics excluding non-cash charges, for example, acquisition and stock based compensation charges. We expect to continue to make acquisitions, incur stock based compensation and intangible amortization charges, which will increase our losses inclusive of these non-cash expenses.

   We acquired a total of four corporations in 1999 and 2000: Lexington Software Associates, Inc.; Neonyoyo Inc.; Ajuba Solutions Inc.; and Metacode Technologies, Inc. Under U.S. generally accepted accounting principles, we have accounted for the four business combinations using the purchase method of accounting and recorded the market value of our common stock and options issued in connection with them and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated among the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and convenants not to compete, based on their respective fair values.

   We allocated the excess of the purchase cost over the fair value of the net assets to goodwill. The impact of purchase accounting on our operating results is significant. The impact of these mergers and acquisitions resulted in acquisition-related expenses of $24.1 million for 2000. We have also recorded deferred compensation liabilities related to options assumed and shares issued to effect business combinations and options granted below fair market value associated with our initial public offering in October 1999, in the amount of $7.5 million in 2000.

   The following table reflects the prospective impact of deferred compensation costs and the annual amortization of purchased intangibles attributable to our mergers and acquisitions that have closed in the past two years (in thousands):

                                                  2001    2002    2003    2004
                                                -------- ------- ------- ------
     Intangible Assets......................... $ 88,244 $86,444 $63,272 $  542
     Stock Based Compensation..................   15,308   7,645   3,464  1,209
                                                -------- ------- ------- ------
                                                $103,552 $94,089 $66,736 $1,751
                                                ======== ======= ======= ======

   The future amortization expense related to the acquisitions and deferred stock based compensation may be accelerated as we assesses the value and useful life of the intangible assets from time to time.

Results of Operations

   This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. For example, we make statements of our expectations about future financial performance, the growth of our business and trends in our business. These forward-looking statements involve a number of risks and uncertainties, including those identified in the section of this report entitled "Factors Affecting Future Results," which could cause actual results to differ from those discussed in the forward-looking statements. Forward-looking statements in this report are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", and similar expressions. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We undertake no obligation to release publicly the results of any revisions to these forward-looking statements that could occur after the filing of this report. You are urged to review carefully our various disclosures, in this report and our other reports filed with the SEC, that attempt to advise you of the risks and factors that may affect our business.

   The following table sets forth, as a percentage of total revenue, consolidated statement of operations data for the periods indicated:

                                                              Year Ended
                                                             December 31,
                                                            ------------------
                                                            1998   1999   2000
                                                            ----   ----   ----
Revenues:
  License..................................................   79 %   64 %  66 %
  Services.................................................   21     36    34
                                                            ----   ----   ---
    Total revenues.........................................  100    100   100
Cost of revenues:
  License..................................................    1      1     1
  Services.................................................   32     39    29
                                                            ----   ----   ---
    Total cost of revenues.................................   33     40    30
Gross profit...............................................   67     60    70
Operating expenses:
  Research and development.................................   45     25    13
  Sales and marketing......................................  120     93    55
  General and administrative...............................   43     19    11
  Amortization of deferred stock-based compensation........   20     22     6
  Amortization of acquired intangible assets...............  --       2    17
  Writeoff of in-process research & development............  --     --      1
                                                            ----   ----   ---
    Total operating expenses...............................  228    161   103
                                                            ----   ----   ---
Loss from operations....................................... (161)  (101)  (33)
Interest and other income (expense), net...................    4      8     9
  Provision for income taxes...............................  --     --    --
                                                            ----   ----   ---
Net loss................................................... (157)%  (93)% (24)%
                                                            ====   ====   ===

Comparison of 1999 and 2000

 Revenues

   Total revenues increased 686% from $16.8 million in 1999 to $132.1 million in 2000. This increase reflects sales to a larger number of new customers and higher average sales price per customer. The number of new customers increased from 175 as of December 31, 1999 to over 650 as of December 31, 2000. The average sales price per customer increased from approximately $217,000 to approximately $300,000. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff, which numbered 81 persons as of December 31, 1999 and 346 persons as of December 31, 2000. The increase in average sales price per customer was primarily a result of selling more user licenses in the average new order, and to a lesser extent, increased sales of optional software modules and price increases.

   License. License revenues increased 713% from $10.7 million in 1999 to $87.0 million in 2000. License revenues represented 64% and 66% of total revenues in those periods. This increase in license revenues reflects the same factors that caused total revenues to increase from period to period.

   Services. Services revenues increased 640% from $6.1 million in 1999 to $45.1 million in 2000. Services revenues represented 36% and 34% of total revenues in those periods. The increase in services revenues reflects a $22.2 million increase in professional services fees, a $11.6 million increase in maintenance fees and a $5.2 million increase in training fees. The increased professional services and maintenance fees were generated by an expanded number of customers who licensed our products.

 Cost of Revenues

   License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, and costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased 508% from $181,000 for 1999 to $1.1 million for 2000. Cost of license revenues represented 2% and 1% of license revenues in 1999 and 2000, respectively. The increase in cost of license revenues was primarily attributable to an increase in royalties paid to third party software vendors, and, to a lesser extent, to an increase in the volume of products shipped.

   We expect cost of license revenues to increase in the future. We expect cost of license revenues as a percentage of license revenue to vary from period to period, depending upon the timing of payments to third party software vendors and amounts of license revenue recognized in each period.

   Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support personnel, as well as subcontractor expenses. Cost of services revenues increased 486% from $6.6 million for 1999 to $38.5 million for 2000. Cost of services revenues represented 108% and 85% of services revenues, respectively, in those periods. This increase in cost of services revenues was attributable to an increase in the number of service employees from 60 to 241, and to a $11.6 million increase in subcontractor expenses.

   We expect our cost of services revenues to increase for the foreseeable future as we expand our services staff and consulting organizations. Since services revenues have lower gross margins than license revenues, we expect this expansion to reduce our gross margins, unless our license revenues increase significantly. We expect cost of services revenues as a percentage of services revenues to vary from period to period, depending on whether the services are performed by our employees or by subcontractors and on the overall use of our professional services staff. Furthermore, the blend of employees and sub-contractors we use is affected by the mix of services we provide.

 Gross Profit

   Gross profit increased 820% from $10.0 million for 1999 to $92.5 million for 2000. Gross profit represented 60% and 70% of total revenues, respectively, in those periods. This increase reflects the more rapid increase of license revenues compared to services revenues as our customer base has grown. We expect to increase the capacity of our professional services organization to meet the demand for services from our customers. We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues and to a lesser extent, as a result of changes in the cost of license revenues and cost of service revenues.

 Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs. Research and development expenses increased 322% from $4.2 million for 1999 to $17.7 million for 2000, representing 25% and 13% of total revenues in those periods, respectively. The increase in research and development expenses was due to an increase in the number of our product development employees from 36 to 149 persons, to increased use of subcontractors, and to higher associated wages, salaries and recruitment costs. The decrease in research and development expenses as a percentage of total revenues reflects a higher growth rate in total revenues compared to the growth rate in research and development expenses. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the amounts of research and development expenses will increase in future periods. We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period, depending primarily on timing of new hires and, to a lesser extent, on the size and timing of product development projects. To date, all software development costs have been expensed in the period incurred, as the costs incurred after technological feasibility have been insignificant.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, as well as sales commissions, travel expenses and marketing programs. Sales and marketing expenses increased 366% from $15.6 million for 1999 to $72.7 million for 2000, representing 93% and 55% of total revenues, respectively, in those periods. This increase in sales and marketing expenses was caused by higher sales commissions and bonuses of $24.0 million, increases in sales and marketing personnel costs of $16.1 million, and increased marketing-related costs of $3.2 million. The decrease in sales and marketing expenses as a percentage of total revenues reflects a higher growth rate in total revenues compared to the growth rate in sales and marketing expenses. We expect that the dollar amounts of sales and marketing expenses will increase in future periods as we seek to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period, depending on such factors as the timing of new hires on new marketing programs and the levels of revenues in each period.

   General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 333% from $3.2 million for 1999 to $13.9 million for 2000, representing 19% and 11% of total revenues, respectively. The increase in general and administrative expenses was caused by additional staffing of these functions to support expanded operations during this same period. The decrease in general and administrative expenses as a percentage of total revenues reflects a higher growth rate in total revenues, compared to the growth rate in general and administrative expenses. We expect general and administrative expenses to increase in 2001 as we add personnel to support expanding operations and incur other costs related to the growth of our business. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period, depending on such factors as the timing of new hires and the size and timing of expansion projects.

   Amortization of Deferred Stock-Based Compensation. We recorded deferred stock-based compensation of $7.3 million and $30.4 million for stock options granted in 1999 and stock options granted and assumed in 2000, respectively. In 2000, we recorded deferred stock-based compensation of $28.8 million in connection with granting of stock options and issuance of shares related to the acquisitions of Neonyoyo, Metacode Technologies and Ajuba Solutions. These compensation amounts represent the differences between the exercise prices of the assumed stock options and the deemed fair value of our common stock at the time the stock options were assumed by us. Amortization of deferred stock-based compensation was $3.7 million and $7.5 million for the years ended December 31, 1999 and 2000, respectively. Approximately $1.1 million, $647,000, $1.6 million and $400,000 of deferred stock based compensation amortization relates to personnel in services, research and development, sales and marketing and general and administrative departments, respectively, for 1999. Approximately $633,000, $3.4 million, $2.5 million and $898,000 of deferred stock based compensation amortization relates to personnel services in research and development, sales and marketing and general and administrative departments, respectively, for 2000.

   Amortization of Acquired Intangible Assets. In July 1999, we recorded intangible assets of approximately $800,000 in connection with the acquisition of Lexington Software Associates Inc., including goodwill in the amount of approximately $300,000 and intangible assets related to the workforce of approximately $500,000. The total purchase price for this acquisition was approximately $800,000. In July 2000, we recorded intangible assets of approximately $85.4 million in connection with the acquisition of Neonyoyo Inc., including goodwill in the amount of approximately $77.9 million and intangible assets related to workforce and covenants not to compete of Neonyoyo of approximately $7.5 million. The total purchase price for this acquisition was approximately $88.2 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. In October 2000, we recorded intangible assets of approximately $27.2 million in connection with the acquisition of Ajuba Solutions, Inc. including goodwill in the amount of approximately $25.7 million and intangible assets related to workforce of approximately $1.5 million of the purchase price. The total purchase price for this acquisition was approximately $24.9 million. In November 2000, we recorded intangible assets of approximately $147.8 million in connection with the acquisition of Metacode Technologies, Inc. including goodwill of approximately $143.5 million, intangible assets related to workforce of Metacode approximately $1.7 million and completed technology of approximately $2.6 million of the purchase price. The total purchase price for this acquisition was approximately $152.5 million. Amortization of acquired intangible assets was $377,000 for 1999 and $22.3 million for 2000.

   Writeoff of In-Process Research & Development. We recorded purchased in-process research and development of approximately $1.7 million and approximately $100,000 related to the acquisitions of Neonyoyo and Metacode, respectively, were recorded representing the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which had not yet reached technological feasibility at the acquisition date.

 Interest and Other Income (Expense), Net

   Interest income and other expense, net, increased from $1.4 million for 1999 to $12.1 million for 2000, due to increased interest income earned on proceeds from our initial public offering in October 1999 and our follow-on public offering in February 2000.

 Provision for Income Taxes

   A $610,000 provision was recorded for state and foreign taxes in 2000. As of December 31, 2000, our federal and California income tax net operating loss carryforwards were approximately $7.7 million and $1.7 million excluding our stock compensation deductions, and $31.0 million and $17.5 million, including stock compensation deductions, respectively. If not used, the federal net operating loss carryforwards will begin to expire in 2011, and the California net operating loss carryforwards will begin to expire in 2004. Our federal and California research tax credit carryforwards for income tax purposes are approximately $792,000 and $703,000, respectively. If not used, the federal research tax credit carryforwards will begin to expire in 2011. In the event of a change in ownership, as defined under federal and California tax laws, the use of these carryforwards could be limited.

Comparison of 1998 and 1999

 Revenues

   Total revenues increased 320% from $4.0 in 1998 to $16.8 million in 1999. This increase was attributable to greater market acceptance of our software products and an increase in the number of sales and marketing staff, resulting in an increased number of customers.

   License. License revenues increased 237% from $3.2 million in 1998 to $10.7 million in 1999. For 1998 and 1999 license revenues represented 79%, and 64% of total revenues, respectively. The decline in the percentage of total revenues represented by license revenues from 1998 to 1999 reflects the more rapid growth of services revenues due to a growing customer base.

   Services. Services revenues increased 638% from $827,000 in 1998 to $6.1 million in 1999. For 1998 and 1999 services revenues represented 21% and 36% of total revenues, respectively. The increase in services revenues from 1998 to 1999 reflects an increase in both professional services and maintenance fees generated from an expanded number of customers who licensed our products.

 Cost of Revenues

   License. Cost of license revenues increased 207% from $59,000 in 1998 to $181,000 in 1999 and represented 2% of license revenues in both 1998 and 1999, respectively. The increase in cost of license revenues reflects increased sales of third-party products sold in conjunction with our software products. Cost of license revenues includes expenses incurred to manufacture, package and distribute software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. The increase in cost of license revenues reflects increased sales of our products.

   Services. Cost of services revenues consisted primarily of salary and related costs of our professional services, training, maintenance and support staffs, as well as subcontractor expenses. Cost of services revenues increased 416% from $1.3 million in 1998 to $6.6 million in 1999. Cost of services revenues represented 154% and 108% of services revenues, respectively, in those periods. This increase was due to an increase in the number of employees from 11 in 1998 to 60 in 1999, and a $45,000 increase in subcontractor expenses.

 Gross Profit

   Gross profit increased 276% from $2.7 million in 1998 to $10.0 million in 1999, representing 67% and 60% of total revenues, respectively, in those periods. This increase reflects increased license and services revenues from a growing customer base. The decrease in gross profit percentage was a result of the expansion of our professional services organization.

 Operating Expenses

   Research and Development. Research and development expenses consisted primarily of personnel and related costs to support product development. Research and development expenses increased 134% from $1.8 million in 1998 to $4.2 million in 1999. Research and development expenses represented 45% and 25% of total revenues in 1998 and 1999, respectively. The increase was primarily due to an increase in the number of product development personnel. All software development costs were expensed in the period incurred.

   Sales and Marketing. Sales and marketing expenses consisted primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 223% from $4.8 million in 1998 to $15.6 million in 1999. Sales and marketing expenses represented 120% and 93% of total revenues in 1998 and 1999, respectively. The increase from 1998 to 1999 reflects increases in sale and marketing personnel costs of $4.1 million, higher sales commissions and bonuses of $3.2 million and increased marketing related costs of $652,000.

   General and Administrative. General and administrative expenses consisted primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 85% from $1.7 million in 1998 and to $3.2 million in 1999, representing 43% and 20% of total revenues in 1998 and 1999, respectively. This increase reflects additional staffing of these functions to support expanded operations during this same period.

   Amortization of Deferred Stock-Based Compensation. In 1998 and 1999, we recorded deferred stock-based compensation of $1.9 million and $7.3 million in connection with stock options granted during 1998 and 1999, respectively. These amounts represent the difference between the exercise price of stock options granted during those periods and the deemed fair value of our common stock at the time of the grants. Amortization of deferred stock-based compensation was $812,000 and $3.7 million for 1998 and 1999, respectively. There were no deferred stock based compensation charges during 1998. Approximately
$1.1 million, $647,000, $1.6 million and $400,000 of deferred stock based compensation amortization relates to personnel in services, research and development, sales and marketing, and general and administrative departments, respectively, for the years ended December 31, 1999.

   Amortization of Acquired Intangible Assets. In July 1999, we recorded intangible assets of approximately $800,000 in connection with the acquisition of Lexington Software Associates, Inc. Goodwill related to this transaction approximated $300,000 and intangible assets related to the workforce of Lexington Software Associates approximated $500,000 of the purchase price. The total purchase price for this acquisition was approximately $800,000. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. Amortization of acquired intangible assets was $377,000 for 1999.

 Interest and Other Income (Expense), Net

   Interest and other income (expense), net, increased from $151,000 in 1998 to $1.4 million in 1999. The increase from 1998 to 1999 was due to increased interest income earned from cash balances on hand as a result of the sale of our preferred stock in June 1999 and our initial public offering in October of 1999, partially offset by an increase in interest expense.

Income Taxes

   As of December 31, 2000, we had approximately $31.0 million of federal and $12.0 million of California net operating loss carryforwards available to reduce future taxable income. If not used, the federal net operating loss carryforwards will begin to expire in 2011, and the California net operating loss carryforwards will begin to expire in 2004. Events which cause limitations in the amount of net operating loss that we may use in any one year include a cumulative ownership change of more than 50% over a three-year period. Our federal and California research tax credit carryforwards for income tax purposes are approximately $792,000 and $703,000, respectively. If not used, the federal research tax credit carryforwards will begin to expire in 2011. Our accounting for deferred taxes under Statement of Financial Standards No. 109 involves the evaluation of a number of factors concerning the realizability of our deferred tax assets, such as our history of operating losses and the nature of our deferred tax assets. Based on the available objective evidence we conclude that the net deferred tax assets will not be fully realizable. See
Note 6 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

   Net cash provided by operating activities was $20.0 million in 2000. Net cash provided by operating activities reflected decreasing net losses offset in part by an increase in accounts receivable, accrued liabilities and deferred revenue.

   During 2000, our investing activities included purchases of property and equipment, principally computer hardware and software. Cash used to purchase property and equipment was $13.8 million during 2000. We expect that capital expenditures will increase as our operations, infrastructure and personnel grow. As of December 31, 2000 we had no material capital expenditure commitments.

   During 2000, our investing activities included purchases and maturities of short-term and long-term investments. Net purchases of investments were approximately $86.1 million during 2000. As of December 31, 2000, except for our $500,000 investment in AlterEgo Networks in September 2000, we had not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

   During 2000, our investing activities included the acquisitions of Neonyoyo, Metacode Technologies and Ajuba Solutions. The net cash paid in connection with these acquisitions was $13.9 million.

   Net cash provided by financing activities in 2000 was $157.8 million. Net cash provided by financing activities primarily reflects the proceeds of issuance of common stock as discussed below.

   In February 2000, we completed our follow-on offering of 12,000,000 shares of common stock at $40.25. We sold 4,000,000 shares and selling stockholders sold 8,000,000 shares (reflecting subsequent stock splits). Net proceeds to us were approximately $152.4 million.

   As of December 31, 2000, our sources of liquidity consisted of approximately $222 million in cash, cash equivalents and investments and $200 million in working capital. We have a $5.0 million line of credit with Silicon Valley Bank, which bears interest at the bank's prime rate, which was 9.5% at December 31, 2000. As of December 31, 2000, the line of credit was unused. The line of credit is secured by all of our tangible and intangible assets, and requires that we maintain minimum quarterly unrestricted cash, cash equivalents and short term investments, among other things. We intend to maintain the line of credit. As of December 31, 2000, we were in compliance with all related financial covenants and restrictions under the line of credit.

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

Recent Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. We adopted FIN 44 effective July 1, 2000.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In 2000, the Securities and Exchange Commission issued SAB 101A and SAB 101B, which extend the transition provision of SAB 101 to December 31, 2001 for a calendar year company. The adoption of SAB 101 has not had a material impact on our consolidated financial statements.

   In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the effective date of SFAS No. 133," which deferred the effective date until the first fiscal year ending on or after June 30, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of SFAS No. 133." SFAS No. 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and on the type of hedging relationship. We will adopt SFAS No. 133, as amended, in the quarter ending March 31, 2001.

   In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." EITF 99-19 addresses whether a company should report revenue based on the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. We have adopted EITF 99-19, and this adoption did not have a material impact on our consolidated financial statements.

   In March 2000, the EITF reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement and income statement classification of sales incentives which are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. We evaluated the provisions of the EITF and concluded that it will not impact our consolidated financial statements.

   In July 2000, the EITF issued EITF Issue No. 00-15 "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option." EITF 00-15 addresses the cash flow statement presentation of the tax benefit associated with nonqualified stock options. A company receives an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by our company upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 20, 2000. We have adopted EITF 00-15, and such adoption did not have a material impact on our consolidated financial statements.

   In July 2000, the EITF issued EITF Issue No. 00-16 "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation." EITF 00-16 addresses how an entity should account for employer payroll taxes on stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and SFAS No. 123, "Accounting for Stock-Based Compensation." It addresses the timing for recognition of the payroll tax liability and requires that this liability be recognized when the tax obligation is triggered. We adopted EITF 00-16 effective July 31, 2000, and such adoption did not have a material impact on our consolidated financial statements.

                        FACTORS AFFECTING FUTURE RESULTS

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

   In addition to other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating Interwoven and our business.

   Our operating history is limited, so it will be difficult for you to evaluate our business in making an investment decision.

   We were incorporated in March 1995 and have a limited operating history. We are still in the early stages of our development, which makes the evaluation of our business operations and our prospects difficult. We shipped our first product in May 1997. Since that time, we have derived substantially all of our revenues from licensing our TeamSite product and related products and services. In evaluating our common stock, you should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties, as they apply to us in particular, include:

  . potential fluctuations in operating results and uncertain growth rates;

  . limited market acceptance of our products;

  . concentration of our revenues in a single product or family of products;

  . our dependence on an increasing number of large orders;

  . our need to expand our direct sales forces and indirect sales channels;

  . our need to manage rapidly expanding operations;

  . our need to attract, train and retain qualified personnel;

  . our need to establish and maintain strategic relationships with other companies, some of whom may in the future become our competitors;

  . our need to expand internationally;

  . our ability to integrate acquired businesses and technologies;

  . delay or deferral of customer implementations of our products;

  . the size and timing of individual license transactions;

  . the appropriate mix of products and services sold;

  . our ability to develop and market new products and control costs; and

  . changes in the economy and foreign exchange rates.

   One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to fluctuate significantly. Based upon the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock.

If we do not increase our license revenues significantly, we will fail to achieve and sustain operating profitability.

   We have incurred net losses from operations in each quarter since our inception through the quarter ended September 30, 2000. Our net losses amounted to $6.3 million in 1998, $15.7 million in 1999 and $32.1 million in 2000. As of December 31, 2000, we had an accumulated deficit of approximately
$58.0 million. We plan to expand our sales and marketing, research and development, and professional services organizations. As a result, if we are to sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all.

Our operating results fluctuate widely and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

   Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate unpredictably in the future. The main factors that may affect these fluctuations are:

  . the discretionary nature of our customer's purchase and budget cycles;

  . the size and complexity of our license transactions;

  . potential delays in recognizing revenue from license transactions;

  . timing of new product releases;

  . sales force capacity;

  . seasonal variations in operating results; and

  . variations in the fiscal or quarterly cycles of our customers.

   It is possible that in some future periods our results of operations may not meet or exceed the forecasts periodically disclosed by management or the expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline. Further, we anticipate that our sequential percentage rate of revenue growth will decline in future quarters in part because of the difficulty of maintaining high growth rates calculated off progressively larger base revenue numbers.

Since large orders are increasingly important to us, our quarterly results are subject to wide fluctuation.

   We derive a significant portion of our license revenues from relatively large orders. We expect the percentage of larger orders as related to total orders to increase. This dependence on large orders makes our net revenue and operating results more likely to vary from quarter to quarter because the loss of any particular large order is significant.

   As a result, our operating results could suffer if any large orders are delayed or cancelled in any future period. In the first, second, third and fourth quarters of 2000, our top five customers accounted for 17%, 39%, 30% and 23% respectively, of the total license revenue in those quarters. We expect that we will continue to depend upon a small number of large orders for a significant portion of our license revenues.

We face significant competition, which could make it difficult to acquire and retain customers and inhibit any future growth.

   We expect the competition in the market in which we operate to persist and intensify in the future. Competitive pressures may seriously harm our business and results of operations if they inhibit our future growth, or require us to hold down or reduce prices, or increase our operating costs. Our competitors include, but are not limited to:

  . potential customers that use in-house development efforts;

  . developers of software that directly addresses the need for web content management, such as Documentum, Eprise, Filenet, Intranet Solutions, Rational Software and Vignette.

   We also face potential competition from our strategic partners or from other companies, such as Microsoft, Oracle or IBM, that may in the future decide to enter our market. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. Barriers to entering the web content management software market are relatively low.

   Although we believe the number of our competitors is increasing, we believe there may be consolidation in the web content management software industry. We expect that the general downturn of stock prices in the Internet and technology industries since March 2000 will result in significant acceleration of this trend, with fewer but more financially sound competitors surviving that are better able to compete with us for our current and potential customers.

If we fail to establish and maintain strategic relationships, the market acceptance of our products, and our profitability, may suffer.

   To offer products and services to a larger customer base our direct sales force depends on strategic partnerships and marketing alliances to obtain customer leads, referrals and distribution. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed. We would also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability to market our products and services successfully. We also rely on our strategic partnerships to aid in the development of our products. Should our strategic partners not regard us as significant for their own businesses, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products and services. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

Because the market for our products is new, we do not know whether existing and potential customers will purchase our products in sufficient quantity for us to achieve profitability.

   The market for web content management software in which we sell is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market, and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that a viable market for our products will continue to expand.

The recent economic downturn may reduce our sales and may cause us to experience operating losses.

   In recent months many signs have pointed to widespread economic slowdowns in the markets we serve. Capital spending in general and capital spending on web initiatives in particular may decline. This trend could harm our sales if it results in order cancellations or delays, and the longer the trend continues the more harm our sales will suffer. In addition, since many of our customers may be suffering adverse effects of the general economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectable.

Acquisitions may harm our business by being more difficult than expected to integrate, by diverting management's attention or by subjecting us to unforeseen accounting problems.

   As part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition opportunity, we might be unable to negotiate the terms of that acquisition successfully, finance it, develop the intellectual property acquired from it or integrate it into our existing business and operations. We may also be unable to select, manage or absorb any future acquisitions successfully. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, especially if it involved our entering a new market, would divert management time and other resources and put us at a competitive disadvantage. We may have to use a substantial portion of our available cash, including proceeds from public offerings, to consummate an acquisition. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure you that any particular acquisition, even if successfully completed, will ultimately benefit our business.

   In connection with our acquisitions, we may be required to write off software development costs or other assets, incur severance liabilities, amortization expenses related to goodwill and other intangible assets, or incur debt, any of which could harm our business, financial condition, cash flows and results of operations. The companies we acquire may not have audited financial statements, detailed financial information, or adequate internal controls. There can be no assurance that an audit subsequent to the completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, contingent or other liabilities, and intellectual property. Any such write off could harm our financial results.

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

We rely heavily on sales of one product, so if it does not continue to achieve market acceptance we are likely to experience operating losses.

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

We depend on our direct sales force to sell our products, so future growth will be constrained by our ability to hire, train and retain sales personnel.

   We sell our products primarily through our direct sales force, and we expect to continue to do so in the future. Our ability to sell more products is limited by our ability to hire, train and retain direct sales personnel, and we believe that there is significant competition for direct sales personnel with the advanced sales skills and technical knowledge that we need. Some of our competitors may have greater resources to hire or retain personnel with that skill and knowledge. If we are not able to hire or retain experienced and competent sales personnel, our business would be harmed. Furthermore, because we depend on our direct sales force, any turnover in our sales force can significantly harm our operating results. Sales force turnover tends to slow sales efforts until replacement personnel can be recruited and trained to become productive. See "--We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area, where competition for personnel is extremely intense."

If we do not continue to develop our indirect sales channel, we will be less likely to increase our revenues.

   If we do not develop indirect sales channels, we may miss sales opportunities that might be available through these channels. For example, domestic and international resellers may be able to reach new customers more quickly or more effectively than our direct sales force. Our investment of resources to develop indirect sales channels may not succeed in establishing a channel that can market our products effectively and provide timely and cost-effective customer support and services. In addition, we may not be able to manage conflicts across our sales channels, and our focus on increasing sales through our indirect channel may divert management resources and attention from direct sales.

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

Our operating results suffer as a result of stock based compensation charges and amortization of goodwill and other intangibles.

   Under U.S. generally accepted accounting principles that apply to us, we have accounted for the four business combinations since our inception using the purchase method of accounting. Under purchase accounting, we recorded the market value of our common shares issued in connection with mergers and acquisitions with the fair value of the stock options assumed, which became options to purchase our common shares and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill in-process research and development, acquired technology, acquired workforce and covenants not to compete, based on their respective fair values. We have also recorded deferred compensation liabilities related to options assumed and shares issued to effect business combinations as well as options granted below fair market value associated with our initial public offering in October 1999.

   The amortization of intangibles and deferred stock based compensation resulted in expenses of approximately $24.1 million and $7.5 million, respectively, for 2000. The future amortization expense related to the acquisitions and deferred stock based compensation liabilities may be accelerated as management assesses the value and useful life of the intangible assets.

   If we were to reprice outstanding stock options held by our current employees, we may be required to record a compensation charge on a quarterly basis as a result of variable plan accounting treatment, which would lower our earnings.

Our products might not be compatible with all major platforms, which could limit our revenues.

   Our products currently operate on the Microsoft Windows NT, Microsoft Windows 2000, Linux, IBM AIX, Hewlett Packard UX and Sun Solaris operating systems. In addition, our products are required to interoperate with leading web content authoring tools and web application servers. We must continually modify and enhance our products to keep pace with changes in these applications and operating systems. If our products were to be incompatible with a popular new operating system or Internet business application, our business would be harmed. In addition, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, browsers, back-office applications, and other Internet- related applications, could also harm our business.

We have limited experience conducting operations internationally, which may make it more difficult than we expect to continue to expand overseas and may increase the costs of doing so.

   To date, we have derived the majority of our revenues from sales to North American customers. We have recently expanded our international operations. There are many barriers to competing successfully in the international arena, including:

  . costs of customizing products for foreign countries;

  . development of foreign language graphical user interface for development;

  . restrictions on the use of software encryption technology;

  . dependence on local vendors;

  . compliance with multiple, conflicting and changing governmental laws and regulations;

  . longer sales cycles;

  . revenue recognition criteria;

  . foreign exchange fluctuations;

  . import and export restrictions and tariffs; and

  . negotiating and executing sales in a foreign language.

   As a result of these competitive barriers, we cannot assure you that we will be able to market, sell and deliver our products and services in international markets.

If our services revenue does not grow substantially, our total revenue is unlikely to increase.

   Our services revenue represent a significant component of our total revenue--21% of total revenue for 1998, 36% of total revenue for 1999 and 34% of total revenue for 2000. We anticipate that services revenue will continue to represent a significant percentage of total revenue in the future. To a large extent, the level of services revenue depends upon our ability to license products which generate follow-on services revenue. Additionally, services revenue growth depends on ongoing renewals of maintenance and service contracts. Moreover, as third-party organizations such as systems integrators become proficient in installing or servicing our products, our services revenues could decline. Our ability to increase services revenues will depend in large part on our ability to increase the capacity of our professional services organization, including our ability to recruit, train and retain a sufficient number of qualified personnel.

We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.

   We depend upon our proprietary technology, and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect it. We currently do not have any issued United States or foreign patents, but we have applied for several U.S. patents. It is possible that patents will not be issued from our currently pending patent applications or any future patent application we may file. We have also restricted customer access to our source code and required all employees to enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. In addition, third parties may claim that our products infringe theirs.

Our failure to deliver defect-free software could result in losses and harmful publicity.

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

The location of our facilities subjects us to the risk of earthquakes and power outages.

   Our corporate headquarters, including most of our research and development operations, are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, California has experienced power outages in the recent past. A significant disaster, such as an earthquake or a prolonged power outage, could have a material adverse impact on our business, operating results, and financial condition by disrupting our employees' productivity or damaging our facilities.

Fluctuations in the exchange rates of foreign currency may harm our business.

   We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. Dollars for reporting purposes. Historically, these risks were minimal for us, but as our international revenue and operations have grown and continue to grow, the adverse currency fluctuations could have a material adverse impact on our financial results. Historically, our primary exposures have related to operating expenses and sales in Australia, Asia and Europe that were not U.S. Dollar denominated. The increasing use of the Euro as a common currency for members of the European Union could affect our foreign exchange exposure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of December 31, 2000, 100% of our total portfolio matures in one year or less. See Note 1 of Notes to Consolidated Financial Statements.

   The following table presents the amounts of cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2000:

                                                                   Fair
                                               2001     Total     Value
                                             --------  --------  --------
                                                     (in thousands)
   Cash equivalents and short-term
    investments............................. $147,253  $147,253  $147,253
   Average interest rates...................      6.0%      6.0%

   The following table presents the amounts of cash equivalents and short-term and long-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 1999:

                                          2000     2001     Total  Fair Value
                                         -------  -------  ------- ----------
   Cash equivalents, short-term and
    long-term investments............... $44,665  $16,464  $61,129  $61,129
   Average interest rates...............     5.5%     6.0%

   We did not hold derivative financial instruments as of December 31, 2000, and have never held such instruments in the past. In addition, we had no outstanding debt as of December 31, 2000.

Equity Price Risk

   We are exposed to equity price risk on the marketable portion of equity investments as such investments are subject to considerable market risk due to their volatility. Interwoven typically does not attempt to reduce or eliminate its market exposure in these equity investments. As of December 31, 2000, the position in equity investments did not reflect any unrealized gain or loss because the carrying value of the investments approximated their fair value.

Foreign Currency Risk

   Currently the majority of our sales and expenses are denominated in U.S. Dollars, as a result we have experienced no significant foreign exchange gains and losses to date. While we do expect to execute transactions in foreign currencies in 2001, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

Commodity Price Risk

   We did not hold commodity instruments as of December 31, 2000, and have never had such instruments in the past.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The response to this item is submitted as a separate section of this Form 10-K. See Part IV, Item 14 of this Form 10-K for a listing of financial statements presented in the section entitled "Financial Statements."

                     QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                      Three Months Ended
                          --------------------------------------------------------------------------------------
                          March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,   Dec. 31,
                            1999       1999       1999       1999       2000       2000       2000        2000
                          ---------  --------   ---------  --------   ---------  --------   ---------   --------
                                                        (in thousands)
Consolidated Statement
 of Operations Data:
Revenues:
 License................   $ 1,360   $ 1,898     $ 2,556   $ 4,892     $ 9,388   $15,421    $ 26,538    $ 35,659
 Services...............       742     1,004       1,701     2,653       4,472     8,840      12,878      18,933
                           -------   -------     -------   -------     -------   -------    --------    --------
   Total revenues.......     2,102     2,902       4,257     7,545      13,860    24,261      39,416      54,592
Cost of revenues:
 License................        15       104          28        34          66       201         317         516
 Services...............       549       880       2,113     3,034       4,654     7,908      11,610      14,369
                           -------   -------     -------   -------     -------   -------    --------    --------
   Total cost of
    revenues............       564       984       2,141     3,068       4,720     8,109      11,927      14,885
Gross profit............     1,538     1,918       2,116     4,477       9,140    16,152      27,489      39,707
Operating expenses:
 Research and
  development...........       779       922       1,229     1,269       2,208     3,188       5,091       7,213
 Sales and marketing....     2,287     2,938       3,833     6,524       9,669    14,249      21,212      27,553
 General and
  administrative........       598       646         833     1,143       1,960     2,808       3,708       5,465
 Amortization of
  deferred stock-based
  compensation..........       640     1,028       1,017     1,002         833       617       1,504       4,568
 Amortization of
  acquired intangible
  assets................       --        --          249       128          52        51       5,006      17,209
 In process research &
  development
  writeoff..............       --        --          --        --          --        --        1,724         100
                           -------   -------     -------   -------     -------   -------    --------    --------
   Total operating
    expenses............     4,304     5,534       7,161    10,066      14,722    20,913      38,245      62,108
                           -------   -------     -------   -------     -------   -------    --------    --------
Loss from operations....    (2,766)   (3,616)     (5,045)   (5,589)     (5,582)   (4,761)    (10,756)    (22,401)
Interest and other
 income (expense), net..        65        89         262       945       2,537     3,338       3,297       2,883
Provision for income
 taxes..................       --        --          --        --          --        --         (227)       (383)
                           -------   -------     -------   -------     -------   -------    --------    --------
Net loss................   $(2,701)  $(3,527)    $(4,783)  $(4,644)    $(3,045)  $(1,423)   $ (7,686)   $(19,901)
                           =======   =======     =======   =======     =======   =======    ========    ========
                                                      Three Months Ended
                          --------------------------------------------------------------------------------------
                          March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,  June 30,   Sept. 30,   Dec. 31,
                            1999       1999       1999       1999       2000       2000       2000        2000
                          ---------  --------   ---------  --------   ---------  --------   ---------   --------
Consolidated Statement
 of Operations Data:
Revenues:
 License................        65 %      65 %        60 %      65 %        68 %      64 %        67 %        65 %
 Services...............        35        35          40        35          32        36          33          35
                           -------   -------     -------   -------     -------   -------    --------    --------
   Total revenues.......       100       100         100       100         100       100         100         100
Cost of revenues:
 License................         1         4           1         1         --          1           1           1
 Services...............        26        30          49        40          34        32          29          26
                           -------   -------     -------   -------     -------   -------    --------    --------
   Total cost of
    revenues............        27        34          50        41          34        33          30          27
Gross profit............        73        66          50        59          66        67          70          73
Operating expenses:
 Research and
  development...........        37        32          29        17          16        13          13          13
 Sales and marketing....       109       101          90        86          70        59          54          51
 General and
  administrative........        28        22          19        15          14        12           9          10
 Amortization of
  deferred stock-based
  compensation..........        30        35          24        13           6         3           4           8
 Amortization of
  acquired intangible
  assets................       --        --            6         2         --        --           13          32
 In process research &
  development
  writeoff..............       --        --          --        --          --        --            4           0
                           -------   -------     -------   -------     -------   -------    --------    --------
   Total operating
    expenses............       204       190         168       133         106        87          97         114
                           -------   -------     -------   -------     -------   -------    --------    --------
Loss from operations....      (131)     (124)       (118)      (74)        (40)      (20)        (27)        (41)
Interest and other
 income (expense), net..         3         3           6        13          18        14           8           5
Provision for income
 taxes..................       --        --          --        --          --        --           (1)         (1)
                           -------   -------     -------   -------     -------   -------    --------    --------
Net loss................      (128)%    (121)%      (112)%     (61)%       (22)%      (6)%       (20)%       (36)%
                           =======   =======     =======   =======     =======   =======    ========    ========

   As a result of our limited operating history and the emerging nature of the market for web content management software and services in which we compete, it is difficult for us to forecast our revenues or earnings accurately. It is possible that in some future periods our results of operations may not meet or exceed the expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and will likely cause fluctuations in the future, include:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information about directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 that is required by this Item is incorporated by reference to our proxy statement for our 2001 Annual Meeting of Stockholders under the captions "Proposal No. 1--Election of Directors," and "Compliance Under Section 16(a) of the Securities Exchange Act of 1934."

   The following table presents information regarding our executive officers as of December 31, 2000.

         Name          Age                      Position
         ----          ---                      --------

 Martin W. Brauns.....  41 President, Chief Executive Officer and Director

                           Senior Vice President, Chief Financial Officer and
 David M. Allen.......  42 Secretary

                           Senior Vice President, Worldwide Sales and Field
 Michael A. Backlund..  46 Operations

 Jack S. Jia..........  37 Senior Vice President, Engineering

 Jozef Ruck...........  49 Senior Vice President, Marketing

 John Van Siclen......  44 Senior Vice President of Corporate Development and
                            Product Management

 Gary L. Wimp.........  54 Vice President, Human Resources

   Martin W. Brauns has served as President, Chief Executive Officer and director of Interwoven since March 1998. Before joining Interwoven, Mr. Brauns served as President and Chief Operating Officer of Sqribe Technologies, Inc., a software company from July 1997 to November 1997. From 1996 to June 1997, Mr. Brauns served in a number of positions, including most recently as Vice President of North American Sales, at Informix Software, Inc. From 1992 to 1996, Mr. Brauns served as Vice President of Worldwide Sales of Adaptec Inc., a hardware and software manufacturer. Mr. Brauns holds a Bachelor of Science in international business and a Master of Business Administration from San Jose State University.

   David M. Allen has served as our Senior Vice President, Chief Financial Officer and Secretary since July 2000. From March 1999 to July 2000, he served as our Vice President and Chief Financial Officer. Before joining Interwoven, Mr. Allen served as Vice President and Chief Financial Officer of Object Systems Integrators, Inc., a telecommunications network management company, from July 1996 to March 1999. From 1985 to July 1996, he served in a number of positions, including most recently as Vice President and Chief Financial Officer, at Telecommunications Techniques Corporation, a communications test equipment manufacturing company. Mr. Allen holds a Bachelor of Science in accounting from the University of Maryland.

   Michael A. Backlund has served as our Senior Vice President of Worldwide Sales and Field Operations since October 1999. From May 1998 to October 1999, he served as our Vice President of Worldwide Sales. Prior to joining Interwoven, from January 1997 to May 1998, Mr. Backlund served in a number of positions at Computer Associates International, a software company, including most recently as Vice President of Divisional Sales. In 1986, he founded CMS Communications, Inc., a telecommunications equipment company, and from 1986 to December 1996, he served in a number of capacities with CMS Communications, including most recently as its Vice President of Sales and Marketing. Mr. Backlund holds a Bachelor of Arts and a Master of Arts in economics from the University of Southern California.

   Jack S. Jia has served as our Senior Vice President of Engineering since October 2000. From January 1997 to October 2000, he served in a variety of positions, including most recently as our Senior Vice President of Engineering, since joining Interwoven in January 1997. Prior to joining Interwoven, Mr. Jia was a founder of V-Max America, Inc., a computer distribution company, and served as the Chief Executive Officer from June 1993 to October 1998. From 1995 to January 1997, he served as a Project Manager at Silicon

Graphics, Inc., a computer systems company, and from 1993 to 1995, he served in a number of senior engineering positions at Sun Microsystems, Inc., a computer systems company. Mr. Jia holds a Bachelor of Science in electrical engineering and a Master of Science in computer science from the Northern Jiao-Tong University, Beijing, a Master of Science in electrical engineering from Polytechnic University of New York, and a Master of Business Administration from Santa Clara University.

   Jozef Ruck has served as our Senior Vice President of Marketing since October 2000. From January 2000 to October 2000, he served as our Vice President of Corporate Channels Marketing, and from March 1999 to December 1999, he served as our Vice President of Marketing. Prior to joining Interwoven, from April 1997 to April 1999, Mr. Ruck served in a number of positions at Genesys Telecommunications Laboratories, a call center software company, including most recently as Vice President of Customer Marketing. From 1994 to March 1997, he served in a number of positions, including most recently as Western Region Sales Director, at Network Appliance, Inc., a data storage company. Mr. Ruck holds a Bachelor of Science in mechanical engineering from Oregon State University and a Master of Business Administration from Santa Clara University.

   John Van Siclen has served as our Senior Vice President of Corporate Development and Product Management since July 2000. From December 1999 to July 2000, he served as our Vice President of Corporate Development. Prior to joining Interwoven, Mr. Van Siclen served as President and Chief Executive Officer of Perspecta, Inc., an Internet software company, from February 1997 to November 1999. Perspecta was acquired by Excite@Home in October 1999. From 1996 to February 1997, Mr. Van Siclen served as Vice President, Alternate Channels at Informix Software, Inc., a database software company. From 1990 to 1996, Mr. Van Siclen held various sales and marketing management positions, including, most recently, Vice President of Worldwide Sales and Marketing at NetFrame Systems, a network systems company. Mr. Van Siclen holds a Bachelor of Arts in history from Princeton University.

   Gary Wimp has served as our Vice President of Human Resources since March 2000. Prior to joining Interwoven, Mr. Wimp was the President of Applied Leadership, a management consulting firm, from 1994 to July 2000. Mr. Wimp holds a Bachelor of Science in sociology from Regis University and a Master of Science in human relations from Golden Gate University.

ITEM 11. EXECUTIVE COMPENSATION.

   The information that is required by this Item is incorporated by reference to our proxy statement for our 2001 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The information that is required by this Item is incorporated by reference to our proxy statement for our 2001 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information that is required by this Item is incorporated by reference to our proxy statement for our 2001 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   a) 1. Consolidated Financial Statements

  The following consolidated financial statements are included in item 8 and are filed as part of this Form 10-K:

  . Consolidated Balance Sheets as of December 31, 1999 and 2000

  . Consolidated Statement of Operations for each of the three years ended
    December 31, 1998, 1999 and 2000

  . Consolidated Statement of Changes in Stockholders' Deficit for each of the three years ended December 31, 1998, 1999 and 2000.

  . Consolidated Statement of Cash Flows for each of the three years ended
    December 31, 1998, 1999 and 2000

  . Notes to Consolidated Financial Statements

   2. Financial Statements Schedule

   Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.

   3. Exhibits

   The following exhibits are filed as part of this report:

                                                    Incorporated by
                                                       Reference
                                                  --------------------  Filed
 Number              Exhibit Title                Form   Date   Number Herewith
 ------              -------------                ---- -------- ------ --------
 2.01   Agreement and Plan of Merger, dated       S-1  07/27/99  2.01
        October 1, 1999, between Interwoven,
        Inc., a California corporation, and the
        Registrant


 2.02   Agreement and Plan of Merger by and       8-K  08/02/00  2.01
        among the Registrant, Neonyoyo, Inc.
        and Agnes Pak, dated July 10, 2000.

 2.03   Agreement and Plan of Merger dated        8-K  11/13/00  2.01
        October 19, 2000 among Interwoven, Inc.
        AJ Acquisition Corp. and Ajuba
        Solutions, Inc.

 2.04   Agreement and Plan of Merger dated        8-K  11/13/00  2.02
        October 20, 2000 among Interwoven,
        Inc., Melon Acquisition Corporation and
        Metacode Technologies, Inc.

 3.01   Registrant's Third Amended and Restated   S-1  12/17/99  3.03
        Certificate of Incorporation


 3.02   Certificate of Amendment of the           S-3  11/22/00  3.03
        Registrant's Third Amended and Restated
        Certificate of Incorporation

 3.03   Registrant's Restated Bylaws, as          S-1  07/27/99  3.04
        amended


 4.01   Form of Certificate for Registrant's      S-1  07/27/99  4.01
        common stock


 4.02   Third Amended and Restated Investors'     S-1  07/27/99  4.02
        Rights Agreement, dated June 10, 1999


 4.03   Form of Consent concerning the Third      S-1  07/27/99  4.03
        Amended and Restated Investors' Rights
        Agreement dated June 10, 1999

                                                    Incorporated by
                                                       Reference
                                                  --------------------  Filed
 Number              Exhibit Title                Form   Date   Number Herewith
 ------              -------------                ---- -------- ------ --------
  4.04  Form of Amendment to Third Amended and    S-1  12/17/99  4.04
        Restated Investor's Rights Agreement,
        dated June 10, 1999


 10.01  Form of Indemnity Agreement between       S-1  07/27/99 10.01
        Registrant and each of its directors
        and executive officers

 10.02* 1996 Stock Option Plan and related        S-1  07/27/99 10.02
        agreements


 10.03* 1998 Stock Option Plan and related        S-1  07/27/99 10.03
        agreements


 10.04* 1999 Equity Incentive Plan                S-8  01/24/01  4.01


 10.05* Forms of Option Agreements and Stock      S-1  07/27/99 10.04
        Option Exercise Agreements related to
        the 1999 Equity Incentive Plan

 10.06* 1999 Employee Stock Purchase Plan         S-8  01/24/01  4.03

 10.07* Forms of Enrollment Form, Subscription    S-1  07/27/99 10.05
        Agreement, Notice of Withdrawal and
        Notice of Suspension related to the
        1999 Employee Stock Purchase Plan

 10.08* 2000 Stock Incentive Plan                 S-8  09/26/00  4.01

 10.09* Forms of Stock Option Agreement and       S-8  06/22/00  4.03
        Stock Option Exercise Agreements
        related to the 2000 Stock Incentive
        Plan

 10.10  Regional Prototype Profit Sharing Plan    S-1  07/27/99 10.06
        and Trust/Account Standard Plan
        Adoption Agreement AA #001

 10.11* Employment Agreement between              S-1  07/27/99 10.07
        Interwoven, Inc. and Martin W. Brauns
        dated February 27, 1998

 10.12* Offer Letter to David M. Allen from       S-1  07/27/99 10.08
        Interwoven, Inc. dated February 12,
        1999

 10.13* Offer Letter to Michael A. Backlund       S-1  07/27/99 10.09
        from Interwoven, Inc. dated May 1, 1998

 10.14* Offer Letter to Jack S. Jia from          S-1  07/27/99 10.13
        Interwoven, Inc. dated January 3, 1997

 10.15* Offer Letter to Jozef Ruck from           S-1  07/27/99 10.15
        Interwoven, Inc. dated February 18,
        1999

 10.16* Secured Promissory Notes between          S-1  07/27/99 10.18
        Interwoven, Inc. and Jeffrey E.
        Engelmann, dated as of April 19, 1999

 10.17* Secured Promissory Notes between          S-1  07/27/99 10.19
        Interwoven, Inc. and Jozef Ruck, dated
        as of April 21, 1999

 10.18  Build-To-Suit Lease Agreement dated       S-1  07/27/99 10.20
        March 18, 1997 between Sunnyvale
        Partners Limited Partnership and First
        Data Merchant Services Corporation

 10.19  Sublease dated April 24, 1998 between     S-1  07/27/99 10.21
        First Data Merchant Services
        Corporation and Interwoven, Inc.

 10.20  Loan and Security Agreement, dated        S-1  07/27/99 10.22
        October 1997, as amended, between
        Interwoven, Inc. and Silicon Valley
        Bank



                                                   Incorporated by
                                                      Reference
                                                 --------------------  Filed
 Number              Exhibit Title               Form   Date   Number Herewith
 ------              -------------               ---- -------- ------ --------
 10.21  Agreement and Plan of Reorganization,    S-1  07/27/99 10.23
        dated June 30, 1999, by and among
        Interwoven, Inc., Lexington Software
        Associates, Inc. and certain
        stockholders of Lexington Software
        Associates, Inc.


 10.22+ Standard Sales Agreement effective as    S-1  07/27/99 10.24
        of July 28, 1999 between Registrant
        and General Electric Company

 10.23+ Preferred Stock Warrant to Purchase      S-1  07/27/99 10.25
        Shares of Series E Preferred Stock of
        Registrant


 10.24+ Amended and Restated Loan and Security   S-1  07/27/99 10.26
        Agreement dated June 24, 1999, between
        Silicon Valley Bank and Registrant

 10.25  Intellectual Property Security           S-1  07/27/99 10.27
        Agreement dated June 24, 1999, between
        Silicon Valley Bank and Registrant

 10.26* Amendment to Secured Promissory Note     S-1  07/27/99 10.28
        between Interwoven, Inc. and Jeffrey
        E. Engelmann, dated as of October 5,
        1999

 10.27* Amendment to Secured Promissory Note     S-1  07/27/99 10.29
        between Interwoven, Inc. and Jozef
        Ruck, dated as of October 5, 1999

 10.28* Offer Letter to John Van Siclen from     S-1  12/17/99 10.30
        Interwoven, Inc. dated December 17,
        1999


 10.29  Assignment of Lease between beyond.com   S-1  12/17/99 10.31
        and Interwoven, Inc.


 21.1   Subsidiaries of the Registrant                                    X


 23.1   Consent of PricewaterhouseCoopers LLP,                            X
        independent accountants

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

                                          Interwoven, Inc.

                                                    /s/ David M. Allen
Date: April 2, 2001                       By: _________________________________
                                                      David M. Allen
                                              Senior Vice President andChief
                                                     Financial Officer

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

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Martin W. Brauns            President, Chief Executive   April 2 , 2001
______________________________________  Officer (principal
           Martin W. Brauns             executive officer) and a
                                        director

        /s/ David M. Allen             Senior Vice President and     April 2, 2001
______________________________________  Chief Financial Officer
            David M. Allen              (principal financial
                                        officer and principal
                                        accounting officer)

Additional Directors:

                                       Chairman of the Board
______________________________________
             Peng T. Ong

        /s/ Kathryn C. Gould           Director                      April 2, 2001
______________________________________
           Kathryn C. Gould

        /s/ Mark C. Thompson           Director                      April 2, 2001
______________________________________
           Mark C. Thompson

       /s/ Ronald E. F. Codd           Director                      April 2, 2001
______________________________________
          Ronald E. F. Codd

       /s/ Anthony Zingale             Director                      April 2, 2001
______________________________________
           Anthony Zingale

                              FINANCIAL STATEMENTS

   As required under Item 8 Financial Statement and Supplementary Data, the Consolidated Financial Statements of the Registrant are provided in this separate section. The Consolidated Financial Statements included in this Section are as follows:

                        Financial Statement Description

                                                                          Page
                                                                          -----
 . Consolidated Balance Sheet as of December 31, 1999 and 2000............    45
 . Consolidated Statement of Operations for each of the three years ended
  December 31, 1998, 1999 and 2000.......................................    46
 . Consolidated Statement of Stockholders' Equity (Deficit) for each of
  the three years ended December 31, 1998, 1999 and 2000.................    47
 . Consolidated Statement of Cash Flows for each of the three years ended
  December 31, 1998, 1999 and 2000.......................................    48
 . Notes to Consolidated Financial Statements............................. 49-64

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Interwoven, Inc.

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Interwoven, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/ PricewaterhouseCoopers LLP

San Jose, California
January 18, 2001

                                INTERWOVEN, INC.

                           CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)

                                                                 December 31,
                                                               ----------------
                                                                1999     2000
                                                               ------- --------
                            ASSETS
                            ------
Current assets:
  Cash and cash equivalents................................... $10,983 $ 75,031
  Short-term investments......................................  44,665  147,253
  Accounts receivable, net....................................   5,158   36,806
  Prepaid expenses............................................     787    7,392
  Other current assets........................................     559    2,860
                                                               ------- --------
    Total current assets......................................  62,152  269,342
Investments...................................................  16,464      --
Property and equipment, net...................................   3,145   14,889
Goodwill and other intangible assets, net.....................     416  238,502
Restricted cash...............................................     605      605
Other assets..................................................     297      871
                                                               ------- --------
                                                               $83,079 $524,209
                                                               ======= ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
  Accounts payable.....................................................  $  1,680  $  9,918
  Accrued liabilities..................................................     4,120    25,411
  Deferred revenue, current............................................     1,939    34,529
                                                                         --------  --------
    Total current liabilities..........................................     7,739    69,858
                                                                         --------  --------
Commitments (Note 5)
Stockholders' Equity:
  Preferred stock, $0.001 par value, 5,000 shares authorized, no shares
   issued or outstanding; no shares authorized, issued or outstanding..       --        --
  Common Stock, 100,000 and 500,000 shares authorized, respectively;
   91,544 and 102,171 issued and outstanding...........................        23        27
  Additional paid-in capital...........................................   106,214   539,969
  Notes receivable from stockholders...................................      (202)      --
  Deferred stock-based compensation....................................    (4,732)  (27,627)
  Accumulated deficit..................................................   (25,963)  (58,018)
                                                                         --------  --------
    Total stockholders' equity.........................................    75,340   454,351
                                                                         --------  --------
                                                                         $ 83,079  $524,209
                                                                         ========  ========

          See accompanying notes to consolidated financial statements.

                                INTERWOVEN, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (in thousands, except per share amounts)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  -------  --------  --------
Revenues:
  License........................................ $ 3,176  $ 10,706  $ 87,006
  Services.......................................     827     6,100    45,123
                                                  -------  --------  --------
    Total revenues...............................   4,003    16,806   132,129
                                                  -------  --------  --------
Cost of revenues:
  License........................................      59       181     1,100
  Services.......................................   1,274     6,576    38,541
                                                  -------  --------  --------
    Total cost of revenues.......................   1,333     6,757    39,641
                                                  -------  --------  --------
Gross profit.....................................   2,670    10,049    92,488
                                                  -------  --------  --------
Operating expenses:
  Research and development.......................   1,797     4,199    17,700
  Sales and marketing............................   4,817    15,582    72,683
  General and administrative.....................   1,739     3,220    13,941
  Amortization of deferred stock-based
   compensation..................................     812     3,687     7,522
  Amortization of acquired intangible assets.....     --        377    22,318
  Writeoff of in-process research and
   development...................................     --        --      1,824
                                                  -------  --------  --------
    Total operating expenses.....................   9,165    27,065   135,988
                                                  -------  --------  --------
Loss from operations.............................  (6,495)  (17,016)  (43,500)
Interest and other income (expense), net.........     151     1,361    12,055
                                                  -------  --------  --------
Income (loss) before income taxes................  (6,344)  (15,655)  (31,445)
Provision for income taxes.......................     --        --       (610)
                                                  -------  --------  --------
Net loss......................................... $(6,344) $(15,655) $(32,055)
                                                  =======  ========  ========
Accretion of mandatorily redeemable convertible
 preferred stock to redemption value.............  (1,165)  (13,227)      --
                                                  -------  --------  --------
Net loss attributable to common stockholders..... $(7,509) $(28,882) $(32,055)
                                                  =======  ========  ========
Basic and diluted net loss per share (Note 1).... $ (0.71) $  (0.95) $  (0.35)
                                                  =======  ========  ========
Shares used in computing basic and diluted net
 loss per share..................................  10,532    30,472    91,979
                                                  =======  ========  ========

          See accompanying notes to consolidated financial statements.

                                INTERWOVEN, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                        Notes
                           Common Stock   Additional  Receivable    Deferred
                          ---------------  Paid-In       from     Stock-Based  Accumulated
                          Shares   Amount  Capital   Stockholders Compensation   Deficit    Total
                          -------  ------ ---------- ------------ ------------ ----------- --------
Balance at December 31,
 1997...................    9,732  $   3   $   (243)    $  (3)      $    --     $ (3,491)  $ (3,734)
Issuance of common stock
 for cash and notes
 receivable.............    9,904      2        387      (237)           --          --         152
Repurchase shares of
 Series A mandatorily
 redeemable convertible
 preferred stock........      --     --         --        --             --         (473)      (473)
Accretion of mandatorily
 redeemable convertible
 preferred stock........      --     --      (1,165)      --             --          --      (1,165)
Deferred stock-based
 compensation...........      --     --       1,902       --          (1,902)        --         --
Amortization of stock-
 based compensation.....      --     --         --        --             812         --         812
Net loss................      --     --         --        --             --       (6,344)    (6,344)
                          -------  -----   --------     -----       --------    --------   --------
Balance at December 31,
 1998...................   19,636      5        881      (240)        (1,090)    (10,308)   (10,752)
                          -------  -----   --------     -----       --------    --------   --------
Common stock issued upon
 initial public
 offering, net of
 issuance costs of
 approximately $1.2
 million................   14,492      3     56,241       --             --          --      56,244
Issuance of common stock
 for cash and notes
 receivable.............    7,692      3      1,904      (202)           --          --       1,705
Exercise of Series B
 warrants into common
 stock..................      260    --         114       --             --          --         114
Mandatorily redeemable
 convertible preferred
 stock converted to
 common stock...........   49,880     12     52,984       --             --          --      52,996
Accretion of mandatorily
 redeemable convertible
 preferred stock........      --     --     (13,227)      --             --          --     (13,227)
Repurchase of common
 stock..................     (416)   --         (11)      --             --          --         (11)
Note repayment..........      --     --         --        240            --          --         240
Deferred stock-based
 compensation...........      --     --       7,328       --          (7,328)        --         --
Amortization of stock-
 based compensation.....      --     --         --        --           3,686         --       3,686
Net loss................      --     --         --        --             --      (15,655)   (15,655)
                          -------  -----   --------     -----       --------    --------   --------
Balance at December 31,
 1999...................   91,544     23    106,214      (202)        (4,732)    (25,963)    75,340
                          -------  -----   --------     -----       --------    --------   --------
Common stock issued upon
 follow-on offering, net
 of issuance costs of
 approximately
 $1.0 million...........    4,000      1    152,388       --             --          --     152,389
Issuance of common stock
 for cash or services...    2,179      1      6,808       --             --          --       6,809
Issuance of common stock
 for acquisitions.......    4,394      2    244,132       --             --          --     244,134
Exercise of Series B
 warrants into common
 stock..................       54    --          10       --             --          --          10
Repayment of
 stockholder's note.....      --     --         --        202            --          --         202
Deferred stock-based
 compensation...........      --     --      30,417       --         (30,417)        --         --
Amortization of stock-
 based compensation.....      --     --         --        --           7,522         --       7,522
Net loss................      --     --         --        --             --      (32,055)   (32,055)
                          -------  -----   --------     -----       --------    --------   --------
Balance at December 31,
 2000...................  102,171  $  27   $539,969     $ --        $(27,627)   $(58,018)  $454,351
                          =======  =====   ========     =====       ========    ========   ========

          See accompanying notes to consolidated financial statements.

                                INTERWOVEN, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     1998      1999      2000
                                                    -------  --------  --------
Cash flows used in operating activities:
  Net loss........................................  $(6,344) $(15,655) $(32,055)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization..................      294       883     3,071
   Amortization of deferred stock-based
    compensation..................................      812     3,686     7,522
   Amortization of acquired intangible assets.....      --        377    22,318
   Provisions for doubtful accounts...............      270        18       276
   Issuance of common stock for services..........      --         27     1,626
   Writeoff of in-process research and
    development...................................      --        --      1,824
  Changes in assets and liabilities:
   Accounts receivable............................   (2,535)   (2,598)  (31,119)
   Prepaid expenses and other assets..............     (222)   (1,383)  (10,233)
   Restricted cash................................     (605)      --        --
   Accounts payable...............................      271       351       (14)
   Accrued liabilities............................    1,304     3,368    24,242
   Deferred revenue...............................      724     1,215    32,590
                                                    -------  --------  --------
     Net cash (used in) provided by operating
      activities..................................   (6,031)   (9,711)   20,048
                                                    -------  --------  --------
Cash flows from investing activities:
  Purchase of property and equipment..............   (1,723)   (2,411)  (13,760)
  Purchases of investments........................      --    (73,116) (168,028)
  Maturities of investments.......................      --     11,987    81,904
  Cash paid for businesses acquired, net..........      --        --    (13,900)
                                                    -------  --------  --------
     Net cash used in investing activities........   (1,723)  (63,540) (113,784)
                                                    -------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net..   14,831    18,462       --
  Repurchases of Series A preferred stock, net....     (632)      --        --
  Proceeds from exercise of Series B warrant into
   common stock...................................      --        114        10
  Proceeds from issuance of common stock..........      149     1,677     5,183
  Proceeds from issuance of common stock for
   public offerings...............................      --     56,244   152,389
  Repayment (issuance) of stockholders loans......        3       240       202
  Proceeds from bank borrowings...................    1,500       --        --
  Repurchase of common stock......................      --        (11)      --
  Principal payments of debt and leases...........      (94)   (1,514)      --
                                                    -------  --------  --------
     Net cash provided by financing activities....   15,757    75,212   157,784
                                                    -------  --------  --------
Net increase in cash and cash equivalents.........    8,003     1,961    64,048
Cash and cash equivalents at beginning of period..    1,019     9,022    10,983
                                                    -------  --------  --------
Cash and cash equivalents at end of period........  $ 9,022  $ 10,983  $75,031
                                                    =======  ========  ========
Supplemental cash flow disclosures:
  Cash paid for interest..........................  $    41  $    111  $    --
                                                    =======  ========  ========
Supplemental non-cash activity:
  Common stock issued for notes receivable........  $   240  $    202  $    --
                                                    =======  ========  ========

          See accompanying notes to consolidated financial statements.

                                INTERWOVEN, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1--The Company and Summary of Significant Accounting Policies:

 The Company

   Interwoven, Inc. (the "Company") is a leading provider of software products and services that help businesses and other organizations manage the information that makes up the content of their web sites. In the Internet industry this is often referred to as "web content management." Our flagship software product, TeamSite, is designed to help customers develop, maintain and extend large web sites that are essential to their businesses. The Company also markets and sells its software products and services through its wholly owned subsidiaries in the United Kingdom, Australia, Hong Kong, Germany, Japan, Sweden and Canada.

 Reincorporation

   In June 1999, the Company's Board of Directors authorized the reincorporation of the Company in the State of Delaware. Share and per share information for each of the periods presented has been retroactively adjusted to reflect the reincorporation.

 Initial Public Offering

   On October 14, 1999, the Company completed its initial public offering of common stock. A total of 14,492,000 shares were sold by the Company at a price of $4.25 per share. The offering resulted in net proceeds to the Company of approximately $56.2 million, net of the underwriting discount of $4.3 million and estimated offering expenses of $1.2 million. At the closing of the offering, all issued and outstanding shares of the Company's Mandatorily Redeemable Convertible Preferred Stock were converted into an aggregate of 49,880,000 shares of common stock.

 Follow-on Offering

   In February 2000, the Company completed its follow-on offering of 12,000,000 shares of common stock at $40.25 per share. The Company sold 4,000,000 shares in this offering and selling stockholders sold 8,000,000 shares. Net proceeds to the Company were $152.4 million.

 Stock Splits

   On June 1, 2000 the Company's Board of Directors approved a 2-for-1 stock split of the outstanding shares of common stock in the form of a stock dividend. These shares were distributed on July 13, 2000. On December 12, 2000 the Company's Board of Directors approved a 2-for-1 stock split of the outstanding shares of common stock in the form of a stock dividend. The shares were distributed on January 2, 2001. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect these stock splits.

                                INTERWOVEN, INC.

 Preferred Stock

   The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the authority to issue undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

 Principles of consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of all significant intercompany accounts and transactions.

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

 Revenue recognition

   In October 1997 and March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP No. 97-2") and Statement of Position No. 98-4, "Deferral of the Effective Date of a Provision of SOP No. 97-2" ("SOP No. 98-4"). SOP 98-4 deferred for one year the application of certain provisions of SOP 97-2. In December 1998, the AICPA issued Statement of Position No. 98-9, "Modification of SOP No. 97-2 with Respect to Certain Transactions" ("SOP No. 98-9"), which is effective for transactions entered into beginning April 1, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 did not have a material impact on the Company's results of operations, financial position or cash flows.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In 2000, the Securities and Exchange Commission issued SAB 101A, and SAB 101B, which extends the transition provision of SAB 101 to December 31, 2001 for a calendar year company. The adoption of SAB 101 has not had a material impact on the Company's results of operations, financial position or cash flows.

   The Company's revenues are derived from licenses of its software products and from services the Company provides to its customers. Revenues are recognized for the various contract elements based upon vendor-specific objective evidence of fair value of each element, except for license revenue which is reflected under the residual method.

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

                                INTERWOVEN, INC.

product support and unspecified product upgrades. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

   The Company expenses all manufacturing, packaging and distribution costs associated with software license sales as cost of goods sold.

   The Company accrues product warranty claims based upon management's best estimate of such claims as of the date revenue is recognized.

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

   Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2000, all investment securities were designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in stockholders' equity. As of December 31, 1999 and 2000 the difference between the fair value and the amortized cost of available-for-sale securities was insignificant; therefore, no unrealized gains or losses were recorded in stockholders' equity.

   Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. There there were no realized gains and losses in 1999 and 2000. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in interest income within the consolidated statement of operations.

   At December 31, 2000, the Company's available-for-sale securities consisted of commercial paper $20.5 million, corporate notes $23.1 million, corporate bonds $47.4 million, medium term notes $5.2 million, municipal bonds $1.5 million, United States government agencies $45.0 million and money market funds $79.5 million. Of these securities, $74.9 million and $147.3 million were classified as cash equivalents and short-term investments, respectively.

 Concentration of credit risk

   Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash, cash equivalents and short term investments with major financial institutions. The Company's accounts receivable are derived from revenues earned from customers located in the U.S. and abroad and are primarily denominated in U.S. Dollars. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility of accounts receivable.

   During 1998, 1999 and 2000 there were no customers whose revenues were in excess of 10% of total revenues. At December 31, 1999 and 2000 no customer accounted for 10% of total accounts receivable.

                                INTERWOVEN, INC.

 Fair value of instruments

   The Company's financial instruments including cash and cash equivalents, short-term investments, long-term investments, accounts receivable and accounts payable, are carried at cost, which approximate fair value due to the short-term maturity of these instruments.

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

 Capitalization of internal-use software costs

   The Company recognizes costs of software developed or purchased for internal use in accordance with Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that related to planning and post--implementation phases of development. Costs incurred in the development and implementation phase are capitalized and recognized over their estimated useful life, which generally is three years. The amount of internal-use software costs capitalized through December 31, 2000 totaled approximately $2.5 million. The unamortized balance as of December 31, 2000 totaled approximately $1.7 million.

 Property and equipment

   Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets, generally five years or less, or the shorter of the lease term or the estimated useful lives of the assets, if applicable.

 Impairment of long-lived assets

   The Company evaluates the recoverability of its long-lived assets, including goodwill, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when net book value of such assets exceeds the future undiscounted cash flows attributed to such assets.

 Advertising costs

   The Company accounts for advertising cost as expense in the period in which they are incurred. However, the company does advertise extensively. Advertising expense for the years ended December 31, 1998, 1999 and 2000 was $0, $115,000 and $344,000, respectively.

 Stock-based compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

                                INTERWOVEN, INC.

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

 Net loss per share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss attributed to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 6,949,740, 8,619,116 and 11,509,000 as of December 31, 1998, 1999 and 2000,
respectively.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                  Years Ended December 31,
                                                  ---------------------------
                                                   1998      1999      2000
                                                  -------  --------  --------
   Numerator:
     Net loss attributable to common
      stockholders............................... $(7,509) $(28,882) $(32,055)
   Denominator:
     Weighted average shares.....................  15,796    35,900    95,857
     Weighted average unvested shares of common
      stock subject to repurchase................  (5,264)   (5,428)   (3,878)
                                                  -------  --------  --------
     Denominator for basic and diluted
      calculation................................  10,532    30,472    91,979
                                                  -------  --------  --------
   Net loss per share:
     Basic and diluted........................... $ (0.71) $  (0.95) $  (0.35)

                                INTERWOVEN, INC.

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                                Years Ended
                                                               December 31,
                                                            -------------------
                                                             1998  1999   2000
                                                            ------ ----- ------
   Weighted average effect of common stock equivalents....   3,512   --     --
   Series A preferred stock...............................   8,428   --     --
   Series B preferred stock...............................  12,368   --     --
   Series C preferred stock...............................   1,436   --     --
   Warrants to purchase mandatorily redeemable convertible
    preferred stock.......................................     284   --     --
   Shares of common stock subject to repurchase...........   5,264 5,428  3,878
   Common stock options...................................   7,480 2,180  9,128
                                                            ------ ----- ------
                                                            38,772 7,608 13,006
                                                            ====== ===== ======

 Comprehensive income

   The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of December 31, 1999 and December 31, 2000, the Company had not had any material transactions that were required to be reported in comprehensive income.

 Segment, Customer and Geographic Information

   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 superseded Statement No. 14 ("SFAS 14"), "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. During the periods presented, the Company operated in a single business segment. However, as the Company expands its product line and increases its international operations, SFAS 131 may affect the Company's disclosure in the future.

   No customer accounted for more than 10% of revenue in 1998, 1999, or 2000. Net revenue from international customers accounted for 0%, 0% and 19% of total net revenue in 1998, 1999 and 2000, respectively. The majority of export sales were made to Canada and Europe.

   The following table presents revenue by geographic area:

                                                          Years ended December
                                                                   31,
                                                         -----------------------
                                                          1998   1999     2000
                                                         ------ ------- --------
     Revenues:
       Domestic operations.............................. $4,003 $16,806 $107,207
       International operations.........................    --      --    24,922
                                                         ------ ------- --------
       Consolidated..................................... $4,003 $16,806 $132,129
                                                         ====== ======= ========

                                INTERWOVEN, INC.

 Reclassifications

   Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

 Recent Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion 25 for (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 effective July 1, 2000.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In 2000, the Securities and Exchange Commission issued SAB 101A and 101B, which extends the transition provision of SAB 101 to December 31, 2001 for a calendar year company. The adoption of SAB 101 has not had a material impact on the Company's consolidated financial statements.

   In June 1998, the FASB issued Statement of Financial Accounting Board Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133," which deferred the effective date until the first fiscal year ending on or after June 30, 2000. In June 2000, the FASB issued SFAS Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of SFAS 133." SFAS 133 requires that all derivative instruments be recognized at fair value as either assets or liabilities in the statement of financial position. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company will adopt SFAS No. 133, as amended, in its quarter ending March 31, 2001.

   In July 2000, the Emerging Issues Task Force ("EITF") reached a consensus with respect to EITF Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." EITF 99-19 addresses whether a company should report revenue based on the gross amount billed to a customer because it has earned revenue from the sale of the goods or services or the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) because it has earned a commission or fee. The Company has adopted EITF 99-19, and this adoption did not have a material impact on its consolidated financial statements.

   In March 2000, the EITF reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement and income statement classification of sales incentives which are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. The Company evaluated the provisions of the EITF and concluded that it will not impact the Company's consolidated financial statements.

                                INTERWOVEN, INC.

   In July 2000, the EITF issued EITF Issue No. 00-15 "Classification in the Statement of Cash Flows of the Income Tax Benefit Realized by a Company upon Employee Exercise of a Non-qualified Stock Option." EITF 00-15 addresses the cash flow statement presentation of the tax benefit associated with nonqualified stock options. A company receives an income tax deduction for the difference between the exercise price and the market price of a nonqualified stock option upon exercise by the employee. EITF 00-15 concludes that the income tax benefit realized by the company upon employee exercise should be classified in the operating section of the cash flow statement. The EITF is effective for all quarters ending after July 20, 2000. The Company has adopted EITF 00-15 and such adoption did not have a material impact on its consolidated financial statements.

   In July 2000, the EITF issued EITF Issue No. 00-16 "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation." EITF 00-16 addresses how an entity should account for employer payroll taxes on stock-based compensation under Accounting Principles Board Opinion No. 25. "Accounting for Stock Issued to Employees," and SFAS No. 123, "Accounting for Stock-Based Compensation." It addresses timing for recognition of the payroll tax liability and requires that this liability it recognized when the tax obligation is triggered. The Company adopted EITF 00-16 effective July 31, 2000, and such adoption did not have a material impact on its consolidated financial statements.

Note 2--Acquisitions:

   Effective July 1, 1999, the Company acquired all the assets and liabilities of Lexington Software Associates Incorporated, which is a provider of configuration management solutions and development methodologies, including consulting and education. The acquisition has been accounted for using the purchase method of accounting. The total purchase price for this acquisition was approximately $800,000. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. The purchase price consisted of 353,356 shares of the Company's Series E Preferred Stock (estimated fair value of $500,000), seven-year warrants to purchase 70,672 shares of Series E Preferred Stock at $1.415 per share (estimated fair value of $77,000) and acquisition-related expenses (including legal and accountancy fees) of approximately $223,000.

   On July 18, 2000, the Company acquired all of the outstanding capital stock of Neonyoyo in exchange for approximately $8.0 million in cash and approximately 2,174,000 shares of its common stock. In addition, the Company assumed options to purchase a total of 33,862 shares of its common stock in exchange for all issued and outstanding Neonyoyo options and agreed to pay cash upon the exercise of such assumed options.

   On October 31, 2000, the Company acquired all of the outstanding capital stock of Ajuba Solutions, Inc. in exchange for approximately 360,000 shares of Interwoven common stock. In addition, the Company issued options to purchase a total of approximately 218,000 shares of its common stock in exchange for all issued and outstanding Ajuba options. The Company also paid approximately $650,000 to Ajuba in connection with the acquisition.

   On November 1, 2000, the Company acquired all of the outstanding capital stock of Metacode Technologies, Inc. in exchange for approximately 1,860,000 shares of its common stock. In addition, the Company issued options to purchase a total of 914,000 shares of its common stock in exchange for all issued and outstanding Metacode options and the Company also paid approximately $5.3 million to Metacode in connection with the acquisition.

                                INTERWOVEN, INC.

   The amounts and components of the purchase price, and the allocation of the purchase price to assets acquired, were as follows (in thousands):

                                    Lexington             Ajuba     Metacode
                                    Software  Neonyoyo  Solutions Technologies
                                    --------- --------  --------- ------------
Components of purchase price
Net cash...........................   $ --    $ 8,000    $   650    $  5,250
Equity.............................     577    76,311     21,061     114,049
Incremental fair value of stock
 options assumed...................     --          6      2,094      30,613
Transaction costs..................     223     1,967      1,105       2,601
                                      -----   -------    -------    --------
    Total purchase price...........   $ 800   $86,284    $24,910    $152,513
                                      =====   =======    =======    ========
Allocation of purchase price
Tangible assets....................   $ 385   $ 1,091    $ 2,073       5,206
Intangible assets..................
  Workforce........................     500       582      1,480       1,700
  Goodwill.........................     300    75,983     25,733     143,473
  Assumed liabilities..............    (385)      (25)    (4,376)       (566)
  In-process research and
   development.....................     --      1,724        --          100
  Covenants not to compete.........     --      6,929        --          --
  Completed technology.............     --        --         --        2,600
                                      -----   -------    -------    --------
    Net assets acquired............   $ 800   $86,284    $24,910    $152,513
                                      =====   =======    =======    ========

   The following unaudited pro forma financial data representing the results of operations had the entities been combined with Interwoven for the years ended December 31, 1999 and 2000 includes the straight-line amortization of intangibles over a period of two to four years and excludes the charges for in-process research and development (in thousands, except per share amounts).

                                                              Years Ended
                                                             December 31,
                                                          --------------------
                                                            1999       2000
                                                          ---------  ---------
      Revenue............................................ $  19,471  $  79,573
      Net loss........................................... $(143,032) $(135,663)
      Weighted average common shares.....................    67,556     92,476
      Net loss per share................................. $   (2.12) $   (1.47)

   The Company recorded deferred compensation liabilities of $288 million related to the assumption of the options and exchange of the Company's shares in the acquisitions. Amortization of the deferred compensation was $4.8 million for the year ended December 31, 2000.

   The acquisition of Lexington Software Associates, Neonyoyo, Ajuba Solutions and Metacode Technologies were structured as tax-free acquisitions of stock. Therefore, the differences between the recognized fair values of acquired net assets and their historical tax bases are not deductible for tax purposes. A deferred tax liability has been recognized for the differences between assigned fair values of intangibles for book purposes and the tax bases of such assets.

                                INTERWOVEN, INC.

Note 3--Balance sheet components (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
     Accounts receivable, net:
       Accounts receivable..................................... $5,446  $37,370
       Less: Allowance for doubtful accounts...................   (288)    (564)
                                                                ------  -------
                                                                $5,158  $36,806
                                                                ======  =======

   There were write-offs against the allowance for doubtful accounts in the amount of $0, $0 and $287,000 in the years ended December 31, 1998, 1999 and 2000 .

                                                                 December 31,
                                                                ---------------
                                                                 1999    2000
                                                                ------  -------
     Property and equipment, net:
       Computer equipment and software......................... $2,944  $13,871
       Furniture and fixtures..................................    953    2,651
       Leasehold improvements..................................    501    2,691
                                                                ------  -------
                                                                 4,398   19,214
       Less: Accumulated depreciation and amortization......... (1,253)  (4,324)
                                                                ------  -------
                                                                $3,145  $14,889
                                                                ======  =======

   Property and equipment includes $0 and $0 of fixed assets under capital leases at December 31, 1999 and 2000, respectively.

                                                                 December 31,
                                                               -----------------
                                                               1999   2000
                                                               ---- --------
     Goodwill and Other Intangible assets, net:
       Goodwill............................................... $245 $227,039
       Acquired workforce.....................................  171    3,486
       Covenants not to compete...............................  --     5,485
       Completed technology...................................  --     2,492
                                                               ---- --------
                                                               $416 $238,502
                                                               ==== ========

                                                                  December 31,
                                                                 --------------
                                                                  1999   2000
                                                                 ------ -------
     Accrued liabilities:
       Payroll and related expenses............................. $3,506 $16,893
       Accrued acquisition and professional fees................    132   3,009
       Other....................................................    482   5,509
                                                                 ------ -------
                                                                 $4,120 $25,411
                                                                 ====== =======

Note 4--Debt:

   In June 1999, the Company amended a financing agreement (the "Financing Agreement") originally entered into in June 1998, whereby the bank will loan up to 80% of eligible accounts receivable up to a maximum of $3,000,000 for working capital purposes. Working capital advances accrue interest at the bank's prime rate and are payable monthly with principal due one year subsequent to the date of any advance. The Financing Agreement provides for additional borrowings of up to $2,000,000 to finance equipment purchases.

                                INTERWOVEN, INC.

Advances for equipment purchases accrue interest at 0.25% plus the bank's prime rate, which was 9.5% at December 31, 2000, and advances are payable monthly for one year subsequent to the date of any advance. Thereafter, the outstanding balance will be due in 36 monthly installments. The Financing Agreement requires the Company to comply with certain financial covenants. The Company was in compliance with all covenants under the Financing Agreement at December 31, 2000. On November 24, 1999, the Company repaid the Financing Agreement. The amount repaid totaled approximately $1.3 million. There were no amounts outstanding under the Financing Agreement as of December 31, 2000.

Note 5--Commitments:

   The Company leases office space and equipment under non-cancellable operating leases with various expiration dates through August 2003. Rent expense for the year ended December 31, 1998, 1999 and 2000 totaled $557,000, $1,341,182 and $5,555,386, respectively.

   Future minimum lease payments under noncancelable operating leases, as of December 31, 2000, are as follows (in thousands):

                                                              Operating Sublease
     Year Ending December 31,                                  Leases    Income
     ------------------------                                 --------- --------
     2001....................................................  $11,648   $1,012
     2002....................................................   11,167    1,048
     2003....................................................    9,315      724
     2004....................................................    5,737      --
     2005....................................................    4,882      --
     Thereafter..............................................   12,095      --
                                                               -------   ------
     Total minimum lease payments and sublease income........  $54,844   $2,784
                                                               =======   ======

 Restricted cash

   During 1998, $605,000 of cash was pledged as collateral on an outstanding letter of credit relating to the building lease agreement and is classified as restricted cash on the balance sheet. The restricted cash will be reduced by $226,875 on the 31st month after the signing of the agreement provided no event of default has occurred. The Company was in compliance with all such covenants at December 31, 1999 and December 31, 2000.

                                INTERWOVEN, INC.

Note 6--Income Taxes:

   The components of loss before taxes are as follows (in thousands):

                                                    Years Ended December 31,
                                                    ---------------------------
                                                     1998      1999      2000
                                                    -------  --------  --------
     United States................................. $(6,344) $(15,684) $(32,930)
     Foreign.......................................     --         29     1,485
                                                    -------  --------  --------
                                                    $(6,344) $(15,655) $(31,445)
                                                    =======  ========  ========

   The provision for income taxes is comprised of the following (in thousands):

                                                                     Year Ended
                                                                    December 31,
                                                                    ------------
                                                                        2000
                                                                    ------------
     Current:
     Federal.......................................................    $  216
     State.........................................................       409
     Foreign.......................................................       584
                                                                       ------
                                                                        1,209
                                                                       ======
     Deferred:
     Federal.......................................................      (216)
     State.........................................................      (383)
                                                                       ------
                                                                         (599)
                                                                       ------
     Total provision...............................................    $  610
                                                                       ======

   No provision for income taxes was recorded for 1998 and 1999 as the Company had operating losses excluding non-cash and acquisition related charges for all four quarters in each of these years.

   The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

                                                                    Year Ended
                                                                   December 31,
                                                                   ------------
                                                                       2000
                                                                   ------------
     Income tax benefit at the federal statutory rate of 34%......   $(10,691)
     States taxes, net of federal tax benefits....................         26
     Non-deductible intangibles...................................      6,679
     Research tax credits.........................................       (601)
     Timing differences not currently benefited...................      4,490
     Other........................................................        707
                                                                     --------
                                                                     $    610
                                                                     ========

                                INTERWOVEN, INC.

   Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

                                                           December 31,
                                                      -------------------------
                                                       1998     1999     2000
                                                      -------  -------  -------
   Deferred tax assets:
     Net operating loss carryforwards................ $ 2,882  $ 6,319  $11,184
     Accruals and reserves...........................     235    1,090    9,335
     Research credits................................     120      414    1,580
     Depreciation....................................     128      --       --
                                                      -------  -------  -------
                                                        3,365    7,823   22,099
   Valuation allowance...............................  (3,365)  (7,736) (21,316)
                                                      -------  -------  -------
   Net deferred tax assets...........................     --        87      783
   Deferred tax liabilities:
     Depreciation....................................     --        19      184
     Non-deductible intangible assets................     --        68      --
                                                      -------  -------  -------
   Net deferred tax liabilities......................     --        87      184
                                                      -------  -------  -------
   Net deferred tax assets........................... $   --   $   --   $   599
                                                      =======  =======  =======

   As of December 31, 2000, the Company's federal and California net operating loss carryforwards for income tax purposes were approximately $31.0 million and $12.0 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the California net operating loss carryforwards will begin to expire in 2004. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company's federal and California research tax credit carryforwards for income tax purposes are approximately $792,000 and $703,000, respectively. If not utilized, the federal tax credit carryforwards will begin to expire in 2011.

   Deferred tax assets of approximately $8.5 million as of December 31, 2000 pertain to certain net operating loss carryforwards resulting from the exercise and disqualifying dispositions of employee stock options. When recognized, the tax benefits of these loss carryforwards are accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

   For financial reporting purposes, the Company has incurred losses in each year since its inception. Based on the available objective evidence, management believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for additional valuation allowances of $2.1 million, $4.4 million and $13.6 million against its net deferred tax assets for the years ended December 31, 1998, 1999 and 2000, respectively.

Note 7--Common Stock:

   In March 1995, the Company issued 7,733,332 shares of common stock to its founder in exchange for $14,500 in total consideration. Additionally, in March 1996, the Company issued 933,332 shares of common stock to an employee in consideration of a $3,500 promissory note. In addition, the Company issued a further 800,000 shares of common stock in consideration of $3,000 in cash. Under the terms of the stock purchase agreements, the Company has the right to repurchase up to 8,666,668 shares of such common stock at the

                                INTERWOVEN, INC.

original issue price upon termination. The repurchase rights expired as to 25% of such common stock in January 1997 and the remainder expired ratably over a 36 month period thereafter with 247,220 and 0 shares of common stock subject to repurchase at December 31, 1999 and 2000, respectively.

 Notes receivable from stockholders

   In March 1998, the Company issued 5,333,332 shares of common stock to an officer of the Company in exchange for a $240,000 note receivable. The note bore interest at 6% per year. The note was collateralized by the underlying stock and was classified as a note receivable from stockholder. Under the terms of the agreement, the Company has the right to repurchase all of the shares of such stock at the original issue price upon termination. The repurchase rights expire ratably over a 48 month period with 2,888,884 and 1,555,555 shares of common stock subject to repurchase at December 31, 1999 and 2000, respectively. In June 1999, the note was repaid in full.

   In April 1999 the Company issued a total of 2,066,668 shares of common stock to two officers of the Company in exchange for notes receivable totalling $201,500. The notes bear interest at the rate of 6% per year. The principal sum of the notes became due and payable in eighteen equal monthly installments beginning in October 2000. The notes are collateralized by the underlying stock and are classified as notes receivable from stockholders in the accompanying balance sheet at December 31, 2000. Under the terms of the agreement, the Company has the right to repurchase all of the shares of such stock at the original issue price upon termination. The repurchase rights expired as to 25% of such common stock in April 2000, and the remainder will expire ratably over a 36 month period thereafter with 2,066,668 and 308,333 shares of common stock subject to repurchase at December 31, 1999 and 2000, respectively.

Note 8--Employee Stock Option Plan:

 Prior Stock Option Plans

   The Company's 1996 Stock Option Plan and 1998 Stock Option Plan provide for the issuance of options to acquire 15,066,664 shares of common stock. These plans provide for the grant of incentive stock options to employees and nonqualified stock options to employees, directors and other eligible participants. Options granted under these plans vest at variable rates, typically four years, determined by the Board of Directors and remain exercisable for a period not to exceed ten years. All of the shares of common stock that were available for issuance under the plans when the 1999 Equity Incentive Plan became effective, became available for issuance under the 1999 Equity Incentive Plan.

 1999 Equity Incentive Plan

   In September 1999, the Company adopted and stockholders approved the 1999 Equity Incentive Plan and reserved 11,600,000 shares of common stock for issuance thereunder. The 1999 Equity Incentive Plan authorized the award of options, restricted stock awards and stock bonuses. No person will be eligible to receive more than 1,000,000 shares in any calendar year pursuant to awards under this plan other than a new employee who will be eligible to receive no more than 1,500,000 shares in the calendar year in which such employee commences employment. Options granted under this plan may be either incentive stock options ("ISO") or nonqualified stock options ("NSO"). ISOs may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company.

   Options under the 1999 Equity Incentive Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an ISO may not be less than 100% of the estimated

                                INTERWOVEN, INC.

fair value of the shares on the date of grant, and (ii) the exercise price of an ISO granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. The maximum term of options granted under the 1999 Equity Incentive Plan is ten years.

   Members of the Board who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the 1999 Equity Incentive Plan. The option grants under this plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director will initially be granted an option to purchase 20,000 shares on the date such director first becomes a director. Immediately following each annual meeting of the Company's stockholders, each eligible director will automatically be granted an additional option to purchase 10,000 shares if such director has served continuously as a member of the Board since the date of such director's Initial Grant or, if such director was ineligible to receive an initial grant. The term of such options is ten years, provided that they will terminate three months following the date the director ceases to be a director or a consultant of the Company (12 months if the termination is due to death or disability). All options granted under the 1999 Equity Incentive Plan will vest 100% of the shares upon the date of issuance.

 Plan Activity

   The following table summarizes the activity under the Company's stock option plans for the years ended December 31, 1998, 1999 and 2000 (shares in thousands):

                                               Year Ended December 31,
                          --------------------------------------------------------------------
                                  1998                   1999                   2000
                          ---------------------- ---------------------- ----------------------
                                     Weighted               Weighted               Weighted
                                     Average                Average                Average
                          Shares  Exercise Price Shares  Exercise Price Shares  Exercise Price
                          ------  -------------- ------  -------------- ------  --------------
Outstanding at beginning
 of year................   5,104      $0.03       2,488      $0.04       6,192      $ 9.89
Granted.................   3,296       0.05      10,348       6.11      27,130       20.96
Canceled................  (1,336)      0.05      (1,056)      0.36      (1,040)       1.99
Exercised...............  (4,576)      0.03      (5,588)      0.30      (1,016)      25.15
                          ------                 ------                 ------
Outstanding at end of
 year...................   2,488      $0.04       6,192      $9.89      31,266      $19.27
                          ======                 ======                 ======
Options exercisable at
 end of year............   2,488                  6,192                  4,960
                          ======                 ======                 ======
Weighted average fair
 value of options
 granted during the
 year...................              $0.01                  $9.89                  $13.29
                                      =====                  =====                  ======

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                   Options Outstanding at December 31,     Options Exercisable at
                                  2000                       December 31, 2000
                 --------------------------------------- --------------------------
                               Weighted
                               Average
                              Remaining      Weighted                   Weighted
   Range of        Number    Contractual     Average       Number       Average
Exercise Prices  Outstanding Life (Years) Exercise Price Exercisable Exercise Price
---------------  ----------- ------------ -------------- ----------- --------------
   $ 0.008-
    $12.34       11,722,080      9.00         $ 8.55      4,555,540      $ 2.53
   $ 12.56-
    $24.09       10,244,178      9.63         $19.59         55.378      $17.58
   $ 25.84-
    $40.65        9,089,920      9.35         $32.38        349,177      $30.04
   $ 41.97-
    $49.73          160,270      9.78         $41.08            270      $49.73
                 ----------                               ---------
$ 0.008-
 $49.73          31,266,448      9.31         $19.27      4,960,365      $ 4.84
                 ==========                               =========

                                INTERWOVEN, INC.

   Shares reserved for future issuance under the Company's stock option plans were 5,514,156 as of December 31, 2000.

 Employee Stock Purchase Plan

   In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan ("ESPP") and reserved 2,700,000 shares of common stock for issuance thereunder. On each January 1, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1% of the Company's outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under this plan shall not exceed 12,000,000 shares. Employees generally will be eligible to participate in this plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under this plan) 5% stockholders of the Company. Under this plan, eligible employees may select a rate of payroll deduction between 2% and 10% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period will have a maximum duration of two years and consists of four six-month purchase periods. Offering periods and purchase periods thereafter will begin on May 1 and November 1. The price at which the common stock is purchased under the 1999 Employee Stock Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of that purchase period. This plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. The weighted average fair value of stock purchase shares for the years ended December 31, 1999 and 2000 were $1.67 and $3.60 respectively.

 Fair value disclosures

   The Company calculated the minimum fair value of each option grant and stock purchase right on the date of grant using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                                 Year Ended
                                                                December 31,
                                                               ----------------
                                                               1998  1999  2000
                                                               ----  ----  ----
     Risk-free interest rates................................. 6.5%   5.5%  6.0%
     Expected lives (in years)--Options ...................... 4.0    4.0   4.0
     Expected lives (in years)--ESPP..........................  N/A   0.5   0.5
     Dividend yield........................................... 0.0    0.0   0.0
     Expected volatility...................................... 0.0   80.0% 90.0%

   For the years ended December 31, 1998, 1999 and 2000 the Company's net loss and net loss per share would have been as follows (in thousands, except per share data):

                                                   1998      1999      2000
                                                  -------  --------  ---------
     Pro forma net income (loss):
       As reported..............................  $(7,509) $(28,882) $ (32,055)
       Pro forma giving effect to SFAS No. 123..  $(7,509) $(29,739) $(111,034)
     Basic and Diluted pro forma net income
      (loss) per share:
       As reported..............................  $ (0.71) $  (0.95) $   (0.35)
       Pro forma giving effect to SFAS No. 123..  $ (0.71) $  (0.98) $   (1.21)

 Deferred stock-based compensation

   In connection with stock options granted and assumed through acquisitions during the years ended December 31, 1998, 1999 and 2000, the Company recorded deferred stock-based compensation totaling $1.9 million, $7.3 million and $30.4 million, respectively, which is being amortized over the vesting periods of the applicable options. Amortization expense recognized during the year ended December 31, 1998, 1999 and 2000 totaled approximately $812,000, $3.7 million and $7.5 million, respectively.