Form 10-K/A
period 2000-12-31
INTERWOVEN INC
filed 2001-04-02
CIK 1042431

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                  FORM 10-K/A
                                 Amendment No.1

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

   The number of shares of Common Stock outstanding as of March 21, 2001 was 102,859,056.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  Document                            Form 10-K Reference
                  --------                            -------------------
Proxy Statement for Registrant's 2001 Annual         Part III, Items 10-13
Meeting of Stockholders to be held on May 31, 2001.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
The Exhibit Index may be found at page 39                     Page 1 of 64 pages

                                EXPLANATORY NOTE

   We have amended and restated our Annual Report on Form 10-K for the year ended December 31, 2000 in order to include information regarding international revenues partially omitted from this report as originally filed. While the report has been re-stated in its entirety for convenience, the only changes to it are in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the third paragraph of the Overview section.

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

   The following table highlights the features of our products:

      Product Description                            Features
- --------------------------------------------------------------------------------
TeamSite 4.5                      . allows multiple developers and contributors
 Server-based content management    to add content to a web site
 software                         . interoperates with leading web authoring
                                    tools and web application servers
                                  . allows direct edits to web site content
                                    through a browser interface, with
                                    SmartContext Editing
                                  . supports simultaneous eBusiness application
                                    development and deployment
                                  . offers real-time testing capability and
                                    sophisticated workflow processes
                                  . offers comprehensive file versioning and
                                    whole-site versioning
                                  . upgradable with optional software modules
                                    and editions

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

   Consistent with authoritative guidance on revenue recognition, we assess the probability of collection on all software license agreements and defer revenue when collection is not probable. From inception through the fourth quarter of 2000, the limited collection history and infancy of our international sales infrastructure lead to us to defer revenue until cash collection for sales occurring outside the United States. We now believe that a more mature sales infrastructure coupled with a history of collections in several geographic regions allows us to ascertain that collections are probable in Northern Europe. Therefore, beginning on January 1, 2001, we will recognize revenue upon the signing of the contract and shipment of the product in Northern Europe. We will continue to assess probability of collections on an individual agreement-by-agreement basis. Further, we will continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations once we have developed an adequate infrastructure and collection history in those regions. As of December 31, 2000, $34.5 million in deferred revenue consisted of $17.8 million related to maintenance and $16.7 million related to services and licenses that had no ongoing obligation. Of the $16.7 million licenses and services deferred revenue that had no ongoing obligation, $8.3 million was international, comprised of $4.5 million of license and $3.8 million of services. At December 31, 2000, the amount deferred until cash collection that related to Northern Europe licenses and services that had no ongoing obligation was approximately $5.2 million, comprised of $2.3 million of license and $2.9 million of services.

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

 10.28* Offer Letter to John Van Siclen from     S-1  12/17/99 10.30
        Interwoven, Inc. dated December 17,
        1999


 10.29  Assignment of Lease between beyond.com   S-1  12/17/99 10.31
        and Interwoven, Inc.


 21.1   Subsidiaries of the Registrant                                    X


 23.1   Consent of PricewaterhouseCoopers LLP,                            X
        independent accountants

- --------
*  Management contract, compensatory plan or arrangement
+ Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Interwoven, Inc.

                                                    /s/ David M. Allen
Date: April 2, 2001                       By: _________________________________
                                                      David M. Allen
                                              Senior Vice President andChief
                                                     Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Martin W. Brauns*            President, Chief Executive    April 2, 2001
______________________________________  Officer (principal
           Martin W. Brauns             executive officer) and a
                                        director

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

Additional Directors:

                                       Chairman of the Board
______________________________________
             Peng T. Ong

       /s/ Kathryn C. Gould*           Director                      April 2, 2001
______________________________________
           Kathryn C. Gould

       /s/ Mark C. Thompson*           Director                      April 2, 2001
______________________________________
           Mark C. Thompson

       /s/ Ronald E. F. Codd*          Director                      April 2, 2001
______________________________________
          Ronald E. F. Codd

       /s/ Anthony Zingale*            Director                      April 2, 2001
______________________________________
           Anthony Zingale

        /s/ David M. Allen
*By: _________________________________
            David M. Allen
           Attorney-in-Fact

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
                                      =====                  =====                  ======

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2000:

                   Options Outstanding at December 31,     Options Exercisable at
                                  2000                       December 31, 2000
                 --------------------------------------- --------------------------
                               Weighted
                               Average
                              Remaining      Weighted                   Weighted
   Range of        Number    Contractual     Average       Number       Average
Exercise Prices  Outstanding Life (Years) Exercise Price Exercisable Exercise Price
- ---------------  ----------- ------------ -------------- ----------- --------------
   $ 0.008-
    $12.34       11,722,080      9.00         $ 8.55      4,555,540      $ 2.53
   $ 12.56-
    $24.09       10,244,178      9.63         $19.59         55.378      $17.58
   $ 25.84-
    $40.65        9,089,920      9.35         $32.38        349,177      $30.04
   $ 41.97-
    $49.73          160,270      9.78         $41.08            270      $49.73
                 ----------                               ---------
$ 0.008-
 $49.73          31,266,448      9.31         $19.27      4,960,365      $ 4.84
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