Form 10-Q
period 2001-03-31
INTERWOVEN INC
filed 2001-05-15
CIK 1042431

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                                      or

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   There were 102,883,442 shares of the Company's Common Stock outstanding on May 7, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           Page
                                                                           No.
                                                                           ----
                      PART I FINANCIAL INFORMATION
Item 1--Financial Statements:
   Unaudited Condensed Consolidated Balance Sheets as of March 31, 2001
    and December 31, 2000................................................    3
   Unaudited Condensed Consolidated Statements of Operations for the
    Three Months Ended March 31, 2001 and 2000...........................    4
   Unaudited Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 2001 and 2000...........................    5
   Notes to Unaudited Condensed Consolidated Financial Statements........    6
Item 2--Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................   11
Item 3--Quantitative and Qualitative Disclosures about Market Risk.......   27
                        PART II OTHER INFORMATION
Item 1--Legal Proceedings................................................   28
Item 2--Changes in Securities and Use of Proceeds........................   28
Item 3--Defaults upon Senior Securities..................................   28
Item 4--Submission of Matters to a Vote of Securities Holders............   28
Item 5--Other Information................................................   28
Item 6--Exhibits and Reports on Form 8-K.................................   28
SIGNATURE................................................................   29

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                                INTERWOVEN, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          March    December 31,
                                                         31, 2001      2000
                                                         --------  ------------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents............................. $105,767    $ 75,031
  Short-term investments................................  111,025     147,253
  Accounts receivable, net of allowance for doubtful
   accounts of $883 and $564, respectively..............   44,212      36,806
  Prepaid expenses......................................    6,656       7,392
  Other current assets..................................    3,666       2,860
                                                         --------    --------
    Total current assets................................  271,326     269,342
Property and equipment, net.............................   17,051      14,889
Intangible assets, net..................................  218,770     238,502
Restricted cash.........................................      605         605
Other assets............................................      870         871
                                                         --------    --------
                                                         $508,622    $524,209
                                                         ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
  Accounts payable...................................... $  6,271    $  9,918
  Accrued liabilities...................................   27,289      25,411
  Deferred revenue......................................   38,193      34,529
                                                         --------    --------
    Total current liabilities...........................   71,753      69,858
                                                         --------    --------
Stockholders' equity:
Common stock, 500,000 shares authorized, 102,507 and
 102,171 shares issued and outstanding..................       27          27
Additional paid-in capital..............................  540,459     539,969
Deferred stock-based compensation.......................  (21,482)    (27,627)
Accumulated other comprehensive income..................      199          --
Accumulated deficit.....................................  (82,334)    (58,018)
                                                         --------    --------
    Total stockholders' equity..........................  436,869     454,351
                                                         --------    --------
                                                         $508,622    $524,209
                                                         ========    ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                INTERWOVEN, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                              Three months
                                                            ended March 31,
                                                            -----------------
                                                              2001     2000
                                                            --------  -------
Revenues:
  License.................................................. $ 39,033  $ 9,388
  Services.................................................   21,511    4,472
                                                            --------  -------
    Total revenues.........................................   60,544   13,860
                                                            --------  -------
Cost of revenues:
  License..................................................      490       66
  Services.................................................   16,116    4,654
                                                            --------  -------
    Total cost of revenues.................................   16,606    4,720
                                                            --------  -------
Gross profit                                                  43,938    9,140
                                                            --------  -------
Operating expenses:
  Research and development.................................    8,923    2,208
  Sales and marketing......................................   28,545    9,669
  General and administrative...............................    5,770    1,960
  Amortization of deferred stock-based compensation........    4,575      833
  Amortization of acquired intangible assets...............   22,072       52
                                                            --------  -------
    Total operating expenses...............................   69,885   14,722
                                                            --------  -------
Loss from operations.......................................  (25,947)  (5,582)
Interest income and other, net.............................    2,779    2,537
                                                            --------  -------
Net loss before provision for income taxes.................  (23,168)  (3,045)
Provision for income taxes.................................    1,148       --
                                                            --------  -------
Net loss................................................... $(24,316) $(3,045)
                                                            ========  =======
Basic and diluted net loss per share....................... $  (0.25) $ (0.03)
                                                            ========  =======
Shares used in computing basic and diluted net loss per
 share.....................................................   98,406   87,040
                                                            ========  =======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                INTERWOVEN, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Three months ended
                                                               March 31,
                                                           -------------------
                                                             2001      2000
                                                           --------  ---------
Cash flows from operating activities:
Net loss.................................................  $(24,316) $  (3,045)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
  Depreciation...........................................     1,756        382
  Amortization of deferred stock based compensation......     4,575        833
  Amortization of acquired intangible assets.............    22,072         52
  Provisions for doubtful accounts.......................       400        (13)
Changes in assets and liabilities:
  Accounts receivable....................................    (7,806)    (6,910)
  Prepaid expenses and other assets......................       (70)      (203)
  Accounts payable.......................................    (3,647)       494
  Accrued liabilities....................................     2,764      3,658
  Deferred revenue.......................................     3,664      6,688
                                                           --------  ---------
    Net cash (used in) provided by operating activities..      (608)     1,936
                                                           --------  ---------
Cash flows from investing activities:
Purchase of property and equipment.......................    (3,918)    (1,467)
Purchases of investments.................................   (55,473)  (127,814)
Maturities of investments................................    91,974     13,090
                                                           --------  ---------
    Net cash provided by (used in) investing activities..    32,583   (116,191)
                                                           --------  ---------
Cash flows from financing activities:
Proceeds from exercise of warrants into common stock.....        --         10
Proceeds from issuance of common stock through stock
 options.................................................     2,562        484
Proceeds from issuance of common stock for follow-on
 offering................................................        --    152,662
                                                           --------  ---------
    Net cash provided by financing activities............     2,562    153,156
                                                           --------  ---------
Cumulative effect of foreign currency translation........       (74)        --
Purchase price adjustment................................    (3,727)        --
Net increase in cash and cash equivalents................    30,736     38,901
Cash and cash equivalents at beginning of period.........    75,031     10,983
                                                           --------  ---------
Cash and cash equivalents at end of period...............  $105,767  $  49,884
                                                           ========  =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INTERWOVEN, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

 Basis of Presentation

   The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2001 and 2000 and for the three months ended March 31, 2001 and 2000. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K/A. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

 Revenue recognition

   Revenue consists principally of fees for licenses of the Company's software products, maintenance, consulting, and training. The Company recognizes revenue using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

   Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable or that collectibility is not probable, revenue is recognized when the arrangement fee becomes due and payable.

The Company's specific policies for recognition of license revenues and services are as follows:

   License revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed or determinable and collection of the fee is probable. In addition to the aforementioned items, when assessing probability of collection, the Company considers maturity of conducting business, history of collection, and product acceptance within each geographic sales region. Since January 1, 2001, the Company has recognized revenue upon the signing of the contract and shipment of the product in Northern Europe. The Company will continue to assess probability of collections on an individual agreement-by-agreement basis. The Company does not offer product return rights to resellers or end users.

   Services revenues consist of professional services and maintenance fees. Professional services primarily consist of software installation and integration, business process consulting and training. Professional services are predominately billed on a time and materials basis and revenues are recognized as the services are performed. Maintenance agreements are typically priced based on a percentage of the product license fee and have a one-

                               INTERWOVEN, INC.

year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

   During the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB No. 101"). The adoption of SAB No. 101 did not have a material effect on the Company's consolidated statement of financial position or results of operation.

   The Company expenses all manufacturing, packaging and distribution costs associated with software license sales as cost of goods sold.

 Comprehensive loss

   For the three months ended March 31, 2000, comprehensive loss was zero. For the three months ended March 31, 2001, comprehensive loss of $24.1 million consists of $273,000 net unrealized investment gain, $74,000 net cumulative translation loss, and $24.3 million net loss.

Note 2. Net loss per share

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of restricted stock subject to repurchase summarized below. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and unvested restricted stock using the treasury stock method and from convertible securities on an "as if converted" basis.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                              Three months
                                                            ended March 31,
                                                            -----------------
                                                              2001     2000
                                                            --------  -------
   Numerator:
     Net loss attributable to common stockholders.......... $(24,316) $(3,045)
   Denominator:
     Weighted average shares...............................  102,371   94,577
     Weighted average unvested common stock subject to
      repurchase...........................................   (3,965)  (7,537)
                                                            --------  -------
     Denominator for basic and diluted calculation.........   98,406   87,040
                                                            --------  -------
   Net loss per share:
     Basic and diluted..................................... $  (0.25) $ (0.03)
                                                            ========  =======

   Options to purchase 17,999,680 shares of common stock at a weighted-average exercise price of $11.57 for the three months ended March 31, 2001, and options to purchase 4,235,022 shares of common stock at a weighted-average exercise price of $30.46 for the three months ended March 31, 2000, have been excluded from the computation of diluted net earnings per share for the three months ended March 31, 2001 and 2000, respectively, as their effect would have been antidilutive.

                               INTERWOVEN, INC.

   3,964,816 and 7,537,028 shares of common stock subject to repurchase at a weighted average price of $0.32 and $0.35 as of March 31, 2001 and 2000, respectively, have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2001 and 2000, respectively, as their effect would have been antidilutive.

   Warrants to purchase 149,564 and 116,316 shares of common stock at a weighted-average exercise price of $2.125 for the three months ended March 31, 2001 and 2000, respectively, have been excluded from the computation of diluted net earnings per share for the three months ended March 31, 2001 and 2000, respectively, as their effect would have been antidilutive.

Note 3. Follow-on offering

   In February 2000, the Company completed its follow-on offering of 12,000,000 shares of common stock at $40.25. The Company sold 4,000,000 shares in this offering and selling stockholders sold 8,000,000 shares. Net proceeds to the Company were $152.4 million.

Note 4. Stock Split

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

Note 5. Recent Pronouncements

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 (SFAS
137), "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138 (SFAS 138), "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133". SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. The Company adopted SFAS 133 effective January 1, 2001, and such adoption did not have a material impact on its consolidated financial statements.

Note 6. Acquisitions

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

                               INTERWOVEN, INC.

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

   The amounts and components of the purchase price, and the allocation of the purchase price to assets acquired, were as follows (in thousands):

                                                          Ajuba     Metacode
                                              Neonyoyo  Solutions Technologies
                                              --------  --------- ------------
Components of purchase price
Net cash..................................... $ 8,000    $   650    $  5,250
Equity.......................................  76,311     21,061     114,049
Incremental fair value of stock options
 assumed.....................................       6      2,094      30,613
Transaction costs............................   1,967      1,105       2,601
                                              -------    -------    --------
  Total purchase price....................... $86,284    $24,910    $152,513
                                              =======    =======    ========
Allocation of purchase price
Tangible assets.............................. $ 1,091    $ 2,073       5,206
Intangible assets............................
 Workforce...................................     582      1,480       1,700
 Goodwill....................................  75,983     25,733     143,473
 Assumed liabilities.........................     (25)    (4,376)       (566)
 In-process research and development.........   1,724        --          100
 Covenants not to compete....................   6,929        --          --
 Completed technology........................     --         --        2,600
                                              -------    -------    --------
  Net assets acquired........................ $86,284    $24,910    $152,513
                                              =======    =======    ========

   The following unaudited pro forma financial data representing the results of operations had the entities been combined with Interwoven for the three months ended March 31, 2000 and 2001 includes the straight-line amortization of intangibles over a period of two to four years and excludes the charges for in-process research and development (in thousands, except per share amounts).

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
   Revenue................................................. $ 14,539  $ 60,544
   Net loss................................................ $(34,548) $(24,316)
   Weighted average common shares..........................   91,460    98,406
   Net loss per share...................................... $  (0.38) $  (0.25)

   The Company recorded deferred compensation of $288 million related to the assumption of the options and exchange of the Company's shares in the acquisitions. Amortization of the deferred compensation was $4.6 million for the quarter ended March 31, 2001.

                               INTERWOVEN, INC.

   The acquisition of Neonyoyo, Ajuba Solutions and Metacode Technologies were structured as tax-free acquisitions of stock. Therefore, the differences between the recognized fair values of acquired net assets and their historical tax bases are not deductible for tax purposes. A deferred tax liability has been recognized for the differences between assigned fair values of intangibles for book purposes and the tax bases of such assets.

Note 7. Subsequent Event

   In April 2001, the Company announced an optional two-for-one exchange program of all Interwoven employee stock options that are currently outstanding for new options that will be granted under the Interwoven 1999 Equity Incentive Plan and 2000 Stock Incentive Plan. Until May 18, 2001, Interwoven employees will have an option to exchange all or part of their existing options for new option(s) with an exercise price per share of $14.63 and a four-year vesting period, beginning May 18, 2001, with a six-month "cliff". The Company will account for the exchanged options as a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the income statement for each reporting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding deferred compensation costs, expansion of our professional services organization, expected increases in expenses, and other expectations regarding future financial and operating results. All forward-looking statements included in this document are based on the information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results may differ materially from the results discussed in this report. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Results". Readers are urged to review and consider carefully the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our 2000 Annual Report on Form 10-K/A, that advise interested parties of risks and uncertainties that affect our business.

   The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our Financial Statements and Notes appearing elsewhere in this Form 10-Q.

Overview

   Interwoven was incorporated in March 1995 to provide software products and services for web content management. Our products allow large teams of people across an enterprise to contribute and edit web content on a collaborative basis, reducing the time-to-web for critical eBusiness initiatives. From March 1995 through March 1997, we were a development stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products. As of March 31, 2001, we had sold our products and services to over 740 customers. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C. In addition, we have offices in Australia, Brazil, Canada, France, Hong Kong, Germany, Japan, Mexico, Netherlands, Norway, United Kingdom, Singapore, Spain and Sweden. We had 968 employees as of March 31, 2001.

   We derive revenues from the license of our software products and from services we provide to our customers. To date, we have derived the majority of our license revenues from licenses of TeamSite. License revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed or determinable and collection of the fee is probable. In addition to the aforementioned items, when assessing probability of collection, we consider maturity of conducting business, history of collection, and product acceptance within each geographic sales region. Services revenues consist of professional services and maintenance fees. Professional services primarily consist of software installation and integration, business process consulting and training. We generally bill our professional services customers on a time and materials basis and recognize revenues as the services are performed. Maintenance agreements are typically priced based on a percentage of the product license fee, and typically have a one-year term that is renewable annually. Services provided to customers under maintenance agreements include technical product support and an unspecified number of product upgrades as released by us during the term of a maintenance agreement. Revenues from maintenance support agreements are recognized ratably over the term of the agreement.

   Consistent with authoritative guidance on revenue recognition, we assess the probability of collection on all software license agreements and defer revenue when collection is not probable. From inception through the fourth quarter of 2000, the limited collection history and infancy of our international sales infrastructure as well as uncertain product acceptance lead us to defer revenue until cash collection for sales occurring outside the United States. We now believe that a more mature sales infrastructure coupled with a history of collections in several geographic regions allows us to ascertain that collections are probable in Northern Europe. Therefore, since January 1, 2001, we have recognized revenue upon the signing of the contract and shipment of the product in Northern Europe. We will continue to assess probability of collections on an individual agreement-by-agreement basis. Further, we will continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations once we have developed an adequate infrastructure, collection history, and product acceptance within those geographic regions.

   We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we have incurred net losses through the quarter ending March 31, 2001 and had an accumulated deficit of $82.3 million as of March 31, 2001. We anticipate that our cost of services revenues and operating expenses in absolute dollars will increase substantially in the future as we grow our services organization to support an increased level and expanded number of services offered, increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, and improve our operational and financial systems. In addition, our limited operating history and the weakness of the current economic environment generally makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that we will achieve or sustain profitability.

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

   We allocated the excess of the purchase cost over the fair value of the net assets to goodwill. The impact of purchase accounting on our operating results is significant. The impact of these mergers and acquisitions resulted in amortization of acquired intangible assets of $22.1 million for the quarter ended March 31, 2001. We have also recorded deferred compensation related to options assumed and shares issued to effect business combinations and options granted below fair market value associated with our initial public offering in October 1999, of which amortization was $4.6 million in the quarter ended March 31, 2001.

   The following table reflects the prospective impact of deferred compensation costs and the annual amortization of purchased intangibles attributable to our mergers and acquisitions that have closed in the past two years (in thousands):

                                                          Fiscal Year
                                                -------------------------------
                                                  2001    2002    2003    2004
                                                -------- ------- ------- ------
   Intangible Assets........................... $ 88,244 $86,444 $63,272 $  542
   Stock Based Compensation....................   15,308   7,645   3,464  1,209
                                                -------- ------- ------- ------
                                                $103,552 $94,089 $66,736 $1,751
                                                ======== ======= ======= ======

   In April 2001, we announced an optional two-for-one exchange program of all our employee stock options that are currently outstanding for new options that will be granted under our 1999 Equity Incentive Plan and 2000 Stock Incentive Plan. Until May 18, 2001, our employees will have an option to exchange all or part of their existing options for new option(s) with an exercise price per share of $14.63 and a four-year vesting period, beginning May 18, 2001, with a six-month "cliff". We will account for the exchanged options as a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the income statement for each subsequent reporting period until the new options are exercised and vested.

Results of Operations

   Our license and services revenues have grown in each of the last eleven quarters, and in the three months ended March 31, 2001, except that our license revenues declined in the three months ended March 31, 1999 from that in the three months ended December 31, 1998. The decline in that period reflected the unusually high revenues in the prior period, due in part to a few large license sales in that period.

   The increase in services revenues in the three months ended March 31, 2001 reflects an increase in both professional services and maintenance fees, generated from a greater number of customers which licensed our products in prior periods, and it reflects an increase in the number of professional services staff and a higher effective staff utilization rate.

   As a result of our limited operating history and the emerging nature of the market for web content management software and services in which we compete, it is difficult for us to forecast our revenues or earnings accurately. It is possible that in some future periods our results of operations may not meet or exceed the management's projections, or expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and are likely to cause fluctuations in the future, include:

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

   The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

                                                                     Three
                                                                    months
                                                                     ended
                                                                   March 31,
                                                                   -----------
                                                                   2001   2000
                                                                   ----   ----
Revenues:
  License.........................................................  64%    68%
  Services........................................................  36     32
                                                                   ---    ---
    Total revenues................................................ 100    100
Cost of revenues:
  License.........................................................   1      0
  Services........................................................  26     34
                                                                   ---    ---
    Total cost of revenues........................................  27     34
Gross profit......................................................  73     66
Operating expenses:
  Research and development........................................  15     16
  Sales and marketing.............................................  47     70
  General and administrative......................................  10     14
  Amortization of deferred stock-based compensation...............   8      6
  Amortization of acquired intangible assets......................  36      0
                                                                   ---    ---
    Total operating expenses...................................... 116    106
Loss from operations.............................................. (43)   (40)
Interest income and other, net....................................   5     18
Net loss before provision for income taxes........................ (38)   (22)
Provision for income taxes........................................   2      0
                                                                   ---    ---
Net loss.......................................................... (40)%  (22)%
                                                                   ===    ===

Three months ended March 31, 2000 and 2001

 Revenues

   Total revenues increased 337% from $13.9 million for the three months ended March 31, 2000 to $60.5 million for the three months ended March 31, 2001. This increase reflects sales to a larger number of new customers and at a higher average sales price. The number of new customers increased from 255 in the three months ended March 31, 2000 to 741 in the three months ended March 31, 2001, and the average sales price of an initial production order increased from $301,000 for the three months ended March 31, 2000 to $335,000 for the three months ended March 31, 2001. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff, which numbered 125 persons in the three months ended March 31, 2000 and 430 persons in the three months ended March 31, 2001. The increase in average sales price was a result of larger numbers of user seats being licensed in the average new order, expanded product configurations, and price increases between the comparable periods.

   License. License revenues increased 316% from $9.4 million for the three months ended March 31, 2000 to $39.0 million for the three months ended March 31, 2001. License revenues represented 68% and 64% of total revenues, respectively, in those periods. This increase in license revenues in absolute dollars reflects the same factors that caused total revenues to increase from period to period.

   Services. Services revenues increased 381% from $4.5 million for the three months ended March 31, 2000 to $21.5 million for the three months ended March 31, 2001. Services revenues represented 32% and 36% of total revenues, respectively, in those periods. The increase in services revenues reflects a $9.6 million increase in professional services fees, a $1.6 million increase in maintenance fees and a $1.8 million increase in training fees. The increased professional services and maintenance fees were generated by an expanded number of customers who licensed our products.

 Cost of Revenues

   License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased 642% from $66,000 for the three months ended March 31, 2000 to $490,000 for the three months ended March 31, 2001. Cost of license revenues represented approximately 1% of license revenues in both periods. The increase in absolute dollars of cost of license revenues was attributable to an increase in royalties paid to third party software vendors as well as an increase in the volume of products shipped.

   We expect cost of license revenues to increase in absolute dollar amounts in the future. We expect cost of license revenues as a percentage of license revenue to vary from period to period depending upon the royalties to third party software vendors and amounts of license revenue recognized in each period.

   Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support personnel, as well as subcontractor expenses. Cost of services revenues increased 246% from $4.7 million for the three months ended March 31, 2000 to $16.1 million for the three months ended March 31, 2001. Cost of services revenues represented 104% and 75% of services revenues, respectively, in those periods. This increase in absolute dollars of cost of services revenues was primarily attributable to an increase in the number of in-house services personnel from 82 to 257, and a $1.6 million increase in subcontractor expenses.

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

 Gross Profit

   Gross profit increased 381% from $9.1 million for the three months ended March 31, 2000 to $43.9 million for the three months ended March 31, 2001. Gross profit represented 66% and 73% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increased license and services revenues from a growing customer base. The increase in gross profit percentage was a result of an improvement in gross margin of our professional services organization. We have made and we will continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers. We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues.

 Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses increased 304% from $2.2 million for the three months ended March 31, 2000 to $8.9 million for the three months ended March 31, 2001, representing 16% and 15% of total revenues in those periods, respectively. This increase in absolute dollar amounts was due to increases in the number of our product development personnel, which grew from 50 to 158 persons, to increased use of subcontractors, and higher associated wages, salaries and recruitment costs. The decrease in research and development expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our increasing revenue base, as compared to the growth rate in research and development expenses. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the dollar amounts of research and development expenses will increase in future periods. We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel as well as the size and timing of product development projects. To date, all software development costs have been expensed in the period incurred.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 195% from $9.7 million for the three months ended March 31, 2000 to $28.5 million for the three months ended March 31, 2001, representing 70% and 47% of total revenues, respectively, in those periods. This increase in absolute dollar amounts primarily relates to increases in sales and marketing personnel costs of $10.1 million, higher sales commissions and bonuses of $4.8 million and increased marketing-related costs of $2.1 million. The decrease in sales and marketing expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our increasing revenue base, when compared to the growth rate in sales and marketing expenses. We expect that the dollar amounts of sales and marketing expenses will increase in future periods as we continue to invest heavily in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

   General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 194% from $2.0 million for the three months ended March 31, 2000 to $5.8 million for the three months ended March 31, 2001, representing 14% and 10% of total revenues, respectively. This increase in dollar amounts was due to additional staffing of these functions to support expanded operations during the same period. The decrease in general and administrative expenses as a percentage of total revenues relates to a higher growth rate in total revenues, attributable to our increasing revenue base, when compared to the growth rate in general and administrative expenses. We expect general and administrative expenses to increase in absolute dollars as we add personnel to support expanding operations and incur additional costs related to the growth of our business. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects.

   Amortization of Deferred Stock-Based Compensation. We recorded deferred stock-based compensation of $7.3 million and $30.4 million for stock options granted in 1999 and stock options granted and assumed in 2000, respectively. In 2000, we recorded deferred stock-based compensation of $28.8 million in connection with granting of stock options and issuance of shares related to the acquisitions of Neonyoyo, Metacode Technologies and Ajuba Solutions. Amortization of deferred stock-based compensation was $833,000 and $4.6 million for the three months ended March 31, 2000 and 2001, respectively. Approximately $209,000, $128,000, $408,000 and $88,000 of deferred stock based compensation amortization relates to personnel in services, research and development, sales and marketing and general and administrative departments, respectively, for the three months ended March 31, 2000. Approximately $103,000, $2.5 million, $1.6 million and $349,000 of deferred stock based compensation amortization relates to personnel in services, research and development, sales and marketing and general and administrative departments, respectively, for the three months ended March 31, 2001. We expect amortization of deferred stock-based compensation to be $15.3 million and $7.6 million for fiscal year 2001 and 2002, respectively.

   Amortization of Acquired Intangible Assets. In July 1999, we recorded intangible assets of approximately $800,000 in connection with the acquisition of Lexington Software Associates Incorporated. Goodwill related to this transaction approximated $300,000 and intangible assets related to the workforce of Lexington Software approximated $500,000 of the purchase price. The total purchase price for this acquisition was approximately $800,000. In July 2000, we recorded intangible assets of approximately $85.4 million in connection with the acquisition of Neonyoyo. Goodwill related to this transaction approximated $77.9 million and intangible assets related to workforce and covenants not to compete of Neonyoyo approximated $7.5 million of the purchase price. The total purchase price for this acquisition was approximately $88.2 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. In October 2000, we recorded intangible assets of approximately $27.2 million in connection with the acquisition of Ajuba Solutions, Inc. including goodwill in the amount of approximately $25.7 million and intangible assets related to workforce of approximately $1.5 million of the purchase price. The total purchase price for this acquisition was approximately $24.9 million. In November 2000, we recorded intangible assets of approximately $147.8 million in connection with the acquisition of Metacode Technologies, Inc. including goodwill of approximately $143.5 million, intangible assets related to workforce of Metacode of approximately $1.7 million and completed technology of approximately $2.6 million of the purchase price. The total purchase price for this acquisition was approximately $152.5 million. Amortization of acquired intangible assets was $52,000 and $22.1 million for the three months ended March 31, 2000 and 2001, respectively. We expect amortization of acquired intangible assets to be $88.2 million and $86.4 million for fiscal year 2001 and 2002, respectively.

   These acquisitions were accounted for as purchase business combinations. In conjunction with these acquisitions, we recorded $247.4 million in goodwill and $13.8 million in other intangible assets. As of March 31, 2001, our stock price has declined significantly since the respective valuation dates of the shares issued in connection with each acquisition. Subsequent to March 31, 2001, our stock price has been volatile. Due to these changes, along with changes in the markets in which we compete and in the United States and global economics, we have begun an analysis to evaluate our product offerings and cost containment strategies. In connection with our analysis we also will evaluate whether the respective fair values of our goodwill and other intangible assets may be less than their respective carrying values. This process will include an analysis of estimated cash flows that we expect to generate from future operations for purposes of determining whether an impairment of goodwill and other intangible assets has occurred. If, as a result of our analysis, we determine that there has been an impairment of goodwill and other intangibles assets, the carrying value of these assets will be written down to their fair values as a charge against our operating results in the period that the determination is made. A significant impairment would harm our financial position and operating results if it were recorded.

   Interest Income and Other, Net. Interest income and other, net, increased from $2.5 million for the three months ended March 31, 2000 to $2.8 million for the three months ended March 31, 2001 due to increased interest income earned on proceeds from our initial public offering in October 1999 and our subsequent public offering in February 2000.

   Provision for Income Taxes. A provision of $1.1 million was recorded for state, federal and foreign taxes in the first quarter of 2001. The provision was calculated by applying an effective tax rate of 33% to net income before non-deductible acquisition, intangibles amortization and stock-based compensation charges.

Liquidity and Capital Resources

   Net cash provided by operating activities was $1.9 million in the three months ended March 31, 2000 and net cash used in operating activities was $608,000 in the three months ended March 31, 2001. Net cash provided by operating activities in the prior period reflected decreasing net losses offset in part by an increase in accounts receivable, accrued liabilities and deferred revenue. Net cash used in operating activities in the current period primarily reflected net losses.

   During the three months ended March 31, 2000 and March 31, 2001 investing activities have included purchases of property and equipment, principally computer hardware and software for our growing number of employees. Cash used to purchase property and equipment was $1.5 million and $3.9 million during the three months ended March 31, 2000 and March 31, 2001, respectively. We expect that capital expenditures will increase with our anticipated growth in operations, infrastructure and personnel. As of March 31, 2001 we had no material capital expenditure commitments.

   During the three months ended March 31, 2000 and March 31, 2001, our investing activities included purchases and maturities of short-term and long-term investments. Net purchases of investments approximated $114.7 million during the three months ended March 31, 2000 and net maturities of investment was $36.5 million during the three months ended March 31, 2001. As of March 31, 2001, we have not invested in derivative securities. We expect that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

   Net cash provided by financing activities in the three months ended March 31, 2000 and 2001 was $153.1 million and $2.6 million, respectively. Net cash provided by financing activities primarily reflects the proceeds of issuance of common stock in each of these periods.

   At March 31, 2001, our sources of liquidity consisted of $216.8 million in cash, cash equivalents and investments and $199.6 million in working capital. We have a $5.0 million line of credit with Silicon Valley Bank, which bears interest at the bank's prime rate, which was 8.00% at March 31, 2001. At March 31, 2001, the line of credit was unused. The line of credit is secured by all of our tangible and intangible assets, and maintains minimum quarterly unrestricted cash, cash equivalents and short-term investments, among other things. We intend to maintain the line of credit. As of March 31, 2001, we were in compliance with all related financial covenants and restrictions under the line of credit.

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

                       FACTORS AFFECTING FUTURE RESULTS

   The risks and uncertainties described below are not the only risks we face. These risks are the ones we consider to be significant to your decision whether to invest in our common stock at this time. We might be wrong. There may be risks that you in particular view differently than we do, and there are other risks and uncertainties that we do not presently know or that we currently deem immaterial, but that may in fact harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose all or part of your investment.

   In addition to other information in this Form 10-Q, the following factors should be considered carefully in evaluating Interwoven and our business.

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

   We have incurred net losses from operations in each quarter since our inception through the quarter ended September 30, 2000. Our net losses amounted to $6.3 million in 1998, $15.7 million in 1999, $32.1 million in 2000 and 24.3 million for the three months ended March 31, 2001. As of March 31, 2001, we had an accumulated deficit of approximately $82.3 million. We plan to expand our sales and marketing, research and development, and professional services organizations. As a result, if we are to sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all.

Our operating results fluctuate widely and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

   Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate unpredictably in the future. The main factors affecting these fluctuations are:

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

   The market for web content management software in which we sell is new and rapidly evolving. We expect that we will continue to need intensive marketing and sales efforts to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that a viable market for our products will continue to expand.

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

We may be required to write off all or a portion of the value of assets we acquired in our recent business combinations.

   Accounting principles require companies like us to review the value of assets from time to time to determine whether those values have been impaired. Because our stock price has declined in recent periods, and the stock prices of other companies comparable to us and to companies we acquired have declined in recent periods, we have begun a process of determining whether the value on our balance sheet that those acquired companies represent should be adjusted downward. This process would include an analysis of estimated cash flows expected from future operations. If as a result of this analysis we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value as a charge against operating results in the period that the determination is made. Any significant impairment would harm our operating results for the period, our financial position, and the price of our stock.

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

We rely heavily on sales of one product, so if it does not continue to achieve market acceptance we will continue to experience operating losses.

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

Stock based compensation charges and amortization of goodwill and other intangibles will reduce our reported net income.

   Under U.S. generally accepted accounting principles that apply to us, we have accounted for the four business combinations since our inception using the purchase method of accounting. Under purchase accounting, we recorded the market value of our common shares issued in connection with mergers and acquisitions with the fair value of the stock options assumed, which became options to purchase our common shares and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete, based on their respective fair values. We have also recorded deferred compensation related to options assumed and shares issued to effect business combinations as well as options granted below fair market value associated with our initial public offering in October 1999.

   The amortization of intangibles and deferred stock based compensation resulted in expenses of approximately $885,000 and $26.6 million, for the quarters ended March 31, 2000 and 2001. The future amortization expense related to the acquisitions and deferred stock based compensation may be accelerated as management assesses the value and useful life of the intangible assets.

   Our stock option repricing program will require us to record a compensation charge on a quarterly basis as a result of variable plan accounting treatment, which will lower our earnings. As of May 7, 2001, provided all employees exchange their options under the program, the magnitude of this charge would be approximately $11.2 million amortized quarterly until all options are either exercised, forfeited or cancelled.

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

If our services revenue does not grow substantially, our total revenue is likely to grow at a slower rate.

   Our services revenue represents a significant component of our total revenue--32% and 36% of total revenue for the quarters ended March 31, 2000 and 2001, respectively. We anticipate that services revenue will continue to represent a significant percentage of total revenue in the future. To a large extent, the level of services revenue depends upon our ability to license products which generate follow-on services revenue. Additionally, services revenue growth depends on ongoing renewals of maintenance and service contracts. Moreover, as third-party organizations such as systems integrators become proficient in installing or servicing our products, our services revenues could decline. Our ability to increase services revenues will depend in large part on our ability to increase the capacity of our professional services organization, including our ability to recruit, train and retain a sufficient number of qualified personnel.

We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.

   We depend upon our proprietary technology, and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect it. We currently do not have any issued United States or foreign patents, but we have applied for several U.S. patents. It is possible that patents will not be issued from our currently pending patent applications or any future patent application we may file. We have also restricted customers access to our source code and required all employees to enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. In addition, third parties may claim that our products infringe theirs.

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

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 2001, our entire portfolio matures in one year or less. For a tabular presentation of interest rate risk sensitive instruments by year of maturity, including the market value and average interest rates for the Company's investment portfolio as of December 31, 2000, see the Company's 2000 Form 10-K/A filed with the Securities and Exchange Commission in March 2001.

   We did not hold derivative financial instruments as of March 31, 2001, and have never held such instruments in the past. In addition, we had no outstanding debt as of March 31, 2001.

Foreign Currency Risk

   Currently the majority of our sales and expenses are denominated in U.S. Dollars, as a result we have experienced no significant foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies in 2001, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   Not applicable.

Item 2. Changes in Securities and Use of Proceeds

   Not applicable.

Item 3. Defaults upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

   Not applicable.

Item 5. Other Information

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (b) Reports on Form 8-K:

   A Form 8-K/A Amendment to Form 8-K dated October 30, 2000 was filed by the Registrant on January 16, 2001 to report under Item 2: Acquisition or Disposition of Assets its earlier-reported acquisition of Ajuba Solutions, Inc. and Metacode Technologies, Inc. and to report under Item 7: Financial Statements and Exhibits financial statements of businesses acquired and pro forma financial information.

   A Current Report on Form 8-K dated January 23, 2001 was filed by the Registrant on January 24, 2001 to report under Item 5: Other Events the filing of its quarterly earnings release and other financial and operating information and Item 7: Financial Statements and Exhibits with respect to a press release exhibit.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERWOVEN, INC.

Dated: May 14, 2001                       By:       /s/ David M. Allen
                                             ----------------------------------
                                                      David M. Allen
                                              Senior Vice President and Chief
                                                     Financial Officer
                                                 (Principal Financial and
                                                    Accounting Officer)