Form 10-K/A
period 2000-12-31
INTERWOVEN INC
filed 2001-06-20
CIK 1042431

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                  FORM 10-K/A
                                Amendment No. 2
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                       Commission File Number 000-27389
                               ________________

                               INTERWOVEN, INC.
            (Exact Name of Registrant as Specified in its Charter)

                 Delaware                              77-0523543
     (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
      Incorporation or Organization)

           1195 W. Fremont Avenue
            Sunnyvale, California                         94087
  (Address of Principal Executive Offices)              (Zip Code)

                                (408) 774-2000
             (Registrant's Telephone Number, including Area Code)
                               ________________

    Securities to be registered pursuant to Section 12(b) of the Act: None
       Securities to be registered pursuant to Section 12(g) of the Act:
                   Common Stock, $0.001 par value per share
                               (Title of Class)
                               ________________

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 21, 2001 was approximately $3,387,169,543 (based upon the last reported sale price of $38.0625 on January 31, 2001 on the Nasdaq Stock Market).

  102,859,056 shares of Common Stock of Registrant were outstanding as of March 21, 2001.


DOCUMENT                                                 FORM 10-K REFERENCE
--------                                                 -------------------
Proxy Statement for Registrant's 2001 Annual Meeting     Part III, Items 10-13
of Stockholders to be held on May 31, 2001.

================================================================================

                               INTERWOVEN, INC.
              AMENDMENT NO. 2 TO 2000 ANNUAL REPORT ON FORM 10-K


                               EXPLANATORY NOTE

The purpose of this Form 10-K/A is to replace Exhibit 3.03, which was originally filed with the Securities and Exchange Commission, and amended, on April 2, 2001, and to add the information required by Item 14(b) to the Registrant's Form 10-K.


                                    PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

  (a) 1.  Consolidated Financial Statements

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

     3.   Exhibits

  The following exhibits are filed as part of this report:

                                                                                        Incorporated by Reference
                                                                                                                        Filed
Exhibit                                                                                                                 -----
 Number                               Exhibit Title                                   Form     Date Filed    Number    Herewith
 ------                               -------------                                   ----     ----------    ------    --------
  2.01      Agreement and Plan of Merger, dated October 1, 1999, between              S-1       07/27/99       2.01
            Interwoven, Inc., a California corporation, and the Registrant

  2.02      Agreement and Plan of Merger by and among the Registrant, Neonyoyo,       8-K       08/02/00       2.01
            Inc. and Agnes Pak, dated July 10, 2000

  2.03      Agreement and Plan of Merger dated October 19, 2000 among                 8-K       11/13/00       2.01
            Interwoven, Inc. AJ Acquisition Corp. and Ajuba Solutions, Inc.

  2.04      Agreement and Plan of Merger dated October 20, 2000 among                 8-K       11/13/00       2.02
            Interwoven, Inc., Melon Acquisition Corporation and Metacode
            Technologies, Inc.

  3.01      Registrant's Third Amended and Restated Certificate of Incorporation      S-1       12/17/99       3.03

  3.02      Certificate of Amendment of the Registrant's Third Amended and            S-3       11/22/00       3.03
            Restated Certificate of Incorporation

  3.03      Registrant's Amended and Restated Bylaws                                                                      X

  4.01      Form of Certificate for Registrant's common stock                         S-1       07/27/99       4.01

  4.02      Third Amended and Restated Investors' Rights Agreement, dated June        S-1       07/27/99       4.02
            10, 1999

  4.03      Form of Consent concerning the Third Amended and Restated                 S-1       07/27/99       4.03
            Investors' Rights Agreement dated June 10, 1999

  4.04      Form of Amendment to Third Amended and Restated Investor's Rights         S-1       12/17/99       4.04
            Agreement, dated June 10, 1999

 10.01      Form of Indemnity Agreement between Registrant and each of its            S-1       07/27/99      10.01
            directors and executive officers

 10.02*     1996 Stock Option Plan and related agreements                             S-1       07/27/99      10.02

 10.03*     1998 Stock Option Plan and related agreements                             S-1       07/27/99      10.03

 10.04*     1999 Equity Incentive Plan                                                S-8       01/24/01       4.01

 10.05*     Forms of Option Agreements and Stock Option Exercise Agreements           S-1       07/27/99      10.04
            related to the 1999 Equity Incentive Plan

 10.06*     1999 Employee Stock Purchase Plan                                         S-8       01/24/01       4.03

 10.07*     Forms of Enrollment Form, Subscription Agreement, Notice of               S-1       07/27/99      10.05
            Withdrawal and Notice of Suspension related to the 1999 Employee
            Stock Purchase Plan

 10.08*     2000 Stock Incentive Plan                                                 S-8       09/26/00       4.01

 10.09*     Forms of Stock Option Agreement and Stock Option Exercise                 S-8       06/22/00       4.03
            Agreements related to the 2000 Stock Incentive Plan

 10.10      Regional Prototype Profit Sharing Plan and Trust/Account Standard         S-1       07/27/99      10.06
            Plan Adoption Agreement AA #001

 10.11*     Employment Agreement between Interwoven, Inc. and Martin W. Brauns        S-1       07/27/99      10.07
            dated February 27, 1998

 10.12*     Offer Letter to David M. Allen from Interwoven, Inc. dated February       S-1       07/27/99      10.08
            12, 1999

 10.13*     Offer Letter to Michael A. Backlund from Interwoven, Inc. dated May       S-1       07/27/99      10.09
            1, 1998

 10.14*     Offer Letter to Jack S. Jia from Interwoven, Inc. dated January 3,        S-1       07/27/99      10.13
            1997

 10.15*     Offer Letter to Jozef Ruck from Interwoven, Inc. dated February 18,       S-1       07/27/99      10.15
            1999

 10.16*     Secured Promissory Notes between Interwoven, Inc. and Jeffrey E.          S-1       07/27/99      10.18
            Engelmann, dated as of April 19, 1999

 10.17*     Secured Promissory Notes between Interwoven, Inc. and Jozef Ruck,         S-1       07/27/99      10.19
            dated as of April 21, 1999

 10.18      Build-To-Suit Lease Agreement dated March 18, 1997 between                S-1       07/27/99      10.20
            Sunnyvale Partners Limited Partnership and First Data Merchant
            Services Corporation

 10.19      Sublease dated April 24, 1998 between First Data Merchant Services        S-1       07/27/99      10.21
            Corporation and Interwoven, Inc.

 10.20      Loan and Security Agreement, dated October 1997, as amended,              S-1       07/27/99      10.22
            between Interwoven, Inc. and Silicon Valley Bank

 10.21      Agreement and Plan of Reorganization, dated June 30, 1999, by and         S-1       07/27/99      10.23
            among Interwoven, Inc., Lexington Software Associates, Inc. and
            certain stockholders of Lexington Software Associates, Inc.

 10.22+     Standard Sales Agreement effective as of July 28, 1999 between            S-1       07/27/99      10.24
            Registrant and General Electric Company

 10.23+     Preferred Stock Warrant to Purchase Shares of Series E Preferred          S-1       07/27/99      10.25
            Stock of Registrant

 10.24+     Amended and Restated Loan and Security Agreement dated June 24,           S-1       07/27/99      10.26
            1999, between Silicon Valley Bank and Registrant

 10.25      Intellectual Property Security Agreement dated June 24, 1999,             S-1       07/27/99      10.27
            between Silicon Valley Bank and Registrant

 10.26*     Amendment to Secured Promissory Note between Interwoven, Inc. and         S-1       07/27/99      10.28
            Jeffrey E. Engelmann, dated as of October 5, 1999

 10.27*     Amendment to Secured Promissory Note between Interwoven, Inc. and         S-1       07/27/99      10.29
            Jozef Ruck, dated as of October 5, 1999

 10.28*     Offer Letter to John Van Siclen from Interwoven, Inc. dated               S-1       12/17/99      10.30
            December 17, 1999

 10.29      Assignment of Lease between beyond.com and Interwoven, Inc.               S-1       12/17/99      10.31

 21.1       Subsidiaries of the Registrant                                                                                 X**

 23.1       Consent of PricewaterhouseCoopers LLP independent accountants                                                  X**

_____________________
*    Management contract, compensatory plan or arrangement
**   Previously filed
+ Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.

     (b)  Reports on Form 8-K

       A Current Report on Form 8-K dated October 30, 2000 was filed by the Registrant on November 13, 2000 to report under Item 2: Acquisition or Disposition of Assets its acquisitions of Ajuba Solutions, Inc. and Metacode Technologies, Inc. and to include under Item 7: Financial Statements and Exhibits a press release pertaining to the acquisitions and copies of the agreements entered into in connection with these acquisitions.

       A Current Report on Form 8-K dated December 13, 2000 was filed by the Registrant on December 19, 2000 to report under Item 5: Other Events its stockholders' approval of amendments to its Certificate of Incorporation (and a related 2-for-1 stock split) and 1999 Equity Incentive Plan, and to file under
Item 7: Financial Statements and Exhibits the Certificate of Amendment to the Registrant's Certificate of Incorporation.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Interwoven, Inc.
                                   Registrant


 Date:  June 20, 2001              By:    /s/ David M. Allen
                                       -----------------------------------------
                                       David M. Allen
                                       Senior Vice President and Chief Financial
                                       Officer
                                       (Principal Financial and Accounting
                                       Officer)

                               INDEX TO EXHIBITS

     3.03   Registrant's Amended and Restated Bylaws