Form 10-Q
period 2001-06-30
INTERWOVEN INC
filed 2001-08-14
CIK 1042431

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

                 For the quarterly period ended June 30, 2001

                                      or

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   There were 103,564,298 shares of the Company's Common Stock outstanding on August 2, 2001.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                 Page
                                                                                                 No.
                                                                                                 ----
                                PART I FINANCIAL INFORMATION

Item 1. Financial Statements:
      Unaudited Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31,
        2000....................................................................................   3

      Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months
        Ended June 30, 2001 and 2000............................................................   4

      Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 2001 and 2000..................................................................   5

      Notes to Unaudited Condensed Consolidated Financial Statements............................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk..............................  30

                                  PART II OTHER INFORMATION

Item 1. Legal Proceedings.......................................................................  31

Item 2. Changes In Securities And Use Of Proceeds...............................................  31

Item 3. Defaults upon Senior Securities.........................................................  31

Item 4. Submission of Matters to a Vote of Securities Holders...................................  31

Item 5. Other Information.......................................................................  31

Item 6. Exhibits and Reports on Form 8-K........................................................  31

SIGNATURE.......................................................................................  32


PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                               INTERWOVEN, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                                    June 30,   December 31,
                                                                                      2001         2000
                                                                                    ---------  ------------
                                      ASSETS
                                      ------
Current assets:
   Cash and cash equivalents....................................................... $  92,966    $ 75,031
   Short-term investments..........................................................   134,307     147,253
   Accounts receivable, net of allowance for doubtful accounts of $1,060 and $564,
     respectively..................................................................    47,316      36,806
   Prepaid expenses................................................................     6,350       7,392
   Other current assets............................................................     2,694       2,860
                                                                                    ---------    --------
       Total current assets........................................................   283,633     269,342
Property and equipment, net........................................................    19,792      14,889
Intangible assets, net.............................................................   196,357     238,502
Restricted cash....................................................................       605         605
Other assets.......................................................................       644         871
                                                                                    ---------    --------
                                                                                    $ 501,031    $524,209
                                                                                    =========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current liabilities:
   Accounts payable................................................................ $   6,120    $  9,918
   Accrued liabilities.............................................................    39,447      25,411
   Deferred revenue................................................................    43,315      34,529
                                                                                    ---------    --------
       Total current liabilities...................................................    88,882      69,858
                                                                                    ---------    --------
Stockholders' equity:
   Common stock, 500,000 shares authorized, 103,585 and 102,171 shares issued
     and outstanding...............................................................        28          27
   Additional paid-in capital......................................................   555,207     539,969
   Deferred stock-based compensation...............................................   (22,442)    (27,627)
   Accumulated other comprehensive income..........................................       136          --
   Accumulated deficit.............................................................  (120,780)    (58,018)
                                                                                    ---------    --------
       Total stockholders' equity..................................................   412,149     454,351
                                                                                    ---------    --------
                                                                                    $ 501,031    $524,209
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

                               INTERWOVEN, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                              Three months ended  Six months ended
                                                                   June 30,           June 30,
                                                              ------------------ -------------------
                                                                2001      2000     2001      2000
                                                              --------- -------- --------- ---------
Revenues:
   License................................................... $ 30,697  $15,421  $ 69,730  $ 24,809
   Services..................................................   24,267    8,840    45,778    13,312
                                                              --------  -------  --------  --------
       Total revenues........................................   54,964   24,261   115,508    38,121
                                                              --------  -------  --------  --------
Cost of revenues:
   License...................................................      682      201     1,172       267
   Services..................................................   15,970    7,908    32,086    12,562
                                                              --------  -------  --------  --------
       Total cost of revenues................................   16,652    8,109    33,258    12,829
                                                              --------  -------  --------  --------
Gross profit.................................................   38,312   16,152    82,250    25,292
                                                              --------  -------  --------  --------
Operating expenses:
   Research and development..................................    7,944    3,188    16,867     5,396
   Sales and marketing.......................................   26,094   14,249    54,639    23,918
   General and administrative................................    5,660    2,808    11,430     4,768
   Amortization of deferred stock-based compensation.........    4,286      617     8,861     1,450
   Amortization of acquired intangible assets................   21,928       51    44,000       103
   Facilities relocation charges.............................   12,784       --    12,784        --
                                                              --------  -------  --------  --------
       Total operating expenses..............................   78,696   20,913   148,581    35,635
                                                              --------  -------  --------  --------
Loss from operations.........................................  (40,384)  (4,761)  (66,331)  (10,343)
Interest income and other, net...............................    2,210    3,389     4,989     5,981
                                                              --------  -------  --------  --------
Net loss before provision for income taxes...................  (38,174)  (1,372)  (61,342)   (4,362)
Provision for income taxes...................................      272       51     1,420       106
                                                              --------  -------  --------  --------
Net loss..................................................... $(38,446) $(1,423) $(62,762) $ (4,468)
                                                              ========  =======  ========  ========
Basic and diluted net loss per share......................... $  (0.39) $ (0.02) $  (0.63) $  (0.05)
                                                              ========  =======  ========  ========
Shares used in computing basic and diluted net loss per share   99,445   89,820    98,926    88,430
                                                              ========  =======  ========  ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INTERWOVEN, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                Six months ended
                                                                                    June 30,
                                                                              --------------------
                                                                                2001       2000
                                                                              ---------  ---------
Cash flows from operating activities:
Net loss..................................................................... $ (62,762) $  (4,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:................................................................
   Depreciation..............................................................     3,702        916
   Amortization of deferred stock-based compensation.........................     8,861      1,450
   Amortization of acquired intangible assets................................    44,000        103
   Provisions for doubtful accounts..........................................       700        212
Changes in assets and liabilities:
   Accounts receivable.......................................................   (11,452)   (18,777)
   Prepaid expenses and other assets.........................................     1,155     (1,697)
   Accounts payable..........................................................    (3,798)     1,295
   Accrued liabilities.......................................................    16,192      8,403
   Deferred revenue..........................................................     9,111     14,178
                                                                              ---------  ---------
       Net cash provided by operating activities.............................     5,709      1,615
                                                                              ---------  ---------
Cash flows from investing activities:
Purchase of property and equipment...........................................    (8,605)    (3,962)
Purchases of investments.....................................................  (121,840)  (145,586)
Maturities of investments....................................................   134,922     29,118
Purchase price adjustment....................................................    (3,814)        --
                                                                              ---------  ---------
       Net cash provided by (used in) investing activities...................       663   (120,430)
                                                                              ---------  ---------
Cash flows from financing activities:
Proceeds from exercise of warrants into common stock.........................        --         10
Proceeds from issuance of common stock through stock options and
  employee stock purchase plan...............................................    11,574      2,730
Proceeds from issuance of common stock for follow-on offering................        --    152,388
Repayment of stockholders loans..............................................        --         97
Repurchase of common stock...................................................       (11)        --
                                                                              ---------  ---------
       Net cash provided by financing activities.............................    11,563    155,225
                                                                              ---------  ---------
Net increase in cash and cash equivalents....................................    17,935     36,410
Cash and cash equivalents at beginning of period.............................    75,031     10,983
                                                                              ---------  ---------
Cash and cash equivalents at end of period................................... $  92,966  $  47,393
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

                               INTERWOVEN, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

  Basis of Presentation

   The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K as amended. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

   The Company's specific policies for recognition of license revenues and services revenues are as follows:

   License revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed or determinable and collection of the fee is probable. In addition to the aforementioned items, when assessing probability of collection, the Company considers the number of years in business, history of collection, and product acceptance within each geographic sales region. The Company does not offer product return rights to resellers or end users. The Company will continue to assess probability of collections on an individual agreement-by-agreement basis.

   Services revenues consist of professional services and maintenance fees. Professional services primarily consist of software installation and integration, business process consulting and training. Professional services are predominately billed on a time and materials basis and revenues are recognized as the services are performed.

                               INTERWOVEN, INC.

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

  Comprehensive loss

   For the six months ended June 30, 2000, comprehensive loss of $4.5 million consists entirely of the net loss, as there were no comprehensive loss adjustments. For the six months ended June 30, 2001, comprehensive loss of $62.7 million consists of $136,000 net unrealized investment gain and $62.8 million net loss.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                      Three months ended  Six months ended
                                                           June 30,           June 30,
                                                      -----------------  -----------------
                                                        2001     2000      2001     2000
                                                      --------  -------  --------  -------
                                                                   (unaudited)
Numerator:
   Net loss attributable to common stockholders...... $(38,446) $(1,423) $(62,762) $(4,468)
                                                      ========  =======  ========  =======
Denominator:
   Weighted average shares...........................  102,998   96,305   102,685   95,441
   Weighted average unvested common stock subject to
     repurchase......................................   (3,553)  (6,485)   (3,759)  (7,011)
                                                      --------  -------  --------  -------
   Denominator for basic and diluted calculation.....   99,445   89,820    98,926   88,430
                                                      ========  =======  ========  =======
Net loss per share:
   Basic and diluted................................. $  (0.39) $ (0.02) $  (0.63) $ (0.05)
                                                      ========  =======  ========  =======

   Options to purchase 18,148,684 and 12,284,075 shares of common stock at a weighted-average exercise price of $10.90 and $8.88 have been excluded from the computation of diluted net earnings per share for the three months ended June 30, 2001 and 2000, respectively, as their effect would have been antidilutive. Options to purchase 18,334,326 and 8,596,830 shares of common stock at a weighted-average exercise price of $11.28 and $7.18 have been excluded from the computation of diluted net earnings per share for the six months ended June 30, 2001 and 2000, respectively, as their effect would have been antidilutive.

                               INTERWOVEN, INC.

   3,553,135 and 6,485,064 shares of common stock subject to repurchase at a weighted-average price of $0.21 and $0.24 have been excluded from the computation of diluted net loss per share for the three months ended June 30, 2001 and 2000, respectively, as their effect would have been antidilutive. 3,758,976 and 7,011,046 shares of common stock subject to repurchase at a weighted-average price of $0.21 and $0.23 have been excluded from the computation of diluted net loss per share for the six months ended June 30, 2001 and 2000, respectively, as their effect would have been antidilutive.

   Warrants to purchase 116,316 and 148,192 shares of common stock at a weighted-average exercise price of $2.125 have been excluded from the computation of diluted net earnings per share for the three and six months ended June 30, 2001 and 2000, respectively, as their effect would have been antidilutive.

Note 3.  Follow-on offering

   In February 2000, the Company completed a follow-on public offering of 12,000,000 shares of common stock at a price of $40.25 per share. The Company sold 4,000,000 shares in this offering and selling stockholders sold 8,000,000 shares. Net proceeds to the Company were $152.4 million.

Note 4.  Stock Split

   On June 1, 2000, the Company's Board of Directors approved a 2-for-1 stock split of the outstanding shares of common stock in the form of a stock dividend. These shares were distributed on July 13, 2000. On October 12, 2000 the Company's Board of Directors approved a 2-for-1 stock split of the outstanding shares of common stock in the form of a stock dividend. These shares were distributed on January 2, 2001. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect these stock splits.

Note 5.  Stock Option Exchange Program

   In April 2001, the Company commenced an option exchange program under which all of its option holders were given the opportunity to exchange all or part of their existing options to purchase common stock of the Company for a smaller number of options, with a new exercise price and a new vesting schedule. Each two options were eligible for exchange for one new option, at an exercise price of $14.63 per share and with a four-year vesting period, beginning April 20, 2001, with a six-month "cliff" and monthly vesting thereafter. The right to exchange terminated May 18, 2001. Options to purchase approximately 5.1 million shares were returned in the exchange program, reducing outstanding options by approximately 2.6 million. The new options were granted under the Interwoven 1999 Equity Incentive Plan and 2000 Stock Incentive Plan. The Company will account for the exchanged options as a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the income statement for each reporting period.

Note 6.  Recent Pronouncements

   On June 29, 2001, the Financial Accounting Standards Board (FASB), voted unanimously to approve Statement of Financial Accounting Standards 141 (FAS
141), "Business Combinations" and Statement of Financial Accounting Standards 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 141 will require the purchase method of accounting on all transactions initiated after June 30, 2001 and the pooling of interests method will no longer be allowed. FAS 142 will require that goodwill and all identifiable intangible assets that have an indeterminable life, be recognized as assets but not be amortized. These assets will be assessed for impairment on an annual basis. Identifiable intangible assets that have a determinable life will continue to be

                               INTERWOVEN, INC.

segregated from goodwill and amortized over their useful lives. These assets will be assessed for impairment pursuant to guidance in FAS 121. Companies will be required to maintain documentation of their impairment testing activities and include significant disclosure in filings in the event of an impairment charge. Goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 (previously recognized goodwill and intangible assets) will be accounted for in accordance with the provisions of FAS 142 beginning January 1, 2002. The Company has not determined the impact of these pronouncements on its financial position and results of operations. Any acquisitions consummated between July 1, 2001 and December 31, 2001 will be accounted for in accordance with the provisions of FAS 141 and 142.

   In June 1998, FASB issued Statement No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by Statement No. 137 (FAS 137), "Accounting for Derivative Instruments and Hedging
Activities: Deferral of Effective Date of FASB 133" and Statement No.138 (FAS
138), "Accounting for Certain Derivative Instruments and Certain Hedging
Activities: an amendment of FASB Statement No. 133". FAS 137 requires adoption of FAS 133 in years beginning after June 15, 2000. FAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. It requires the Company to recognize all derivatives on the balance sheet at fair value; derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Company adopted FAS 133 effective January 1, 2001, and such adoption did not have a material impact on its consolidated financial statements.

Note 7.  Acquisitions

   On July 18, 2000, the Company acquired all of the outstanding capital stock of Neonyoyo, Inc. in exchange for approximately $8.0 million in cash and approximately 2,174,000 shares of its common stock. In addition, the Company assumed options to purchase a total of 33,862 shares of its common stock in exchange for all issued and outstanding Neonyoyo options and agreed to pay cash upon the exercise of such assumed options.

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

                               INTERWOVEN, INC.

   The amounts and components of the purchase price, and the allocation of the purchase price to assets acquired, as of the acquisition dates, were as follows (in thousands):

                                                           Ajuba     Metacode
                                                Neonyoyo Solutions Technologies
                                                -------- --------- ------------
Components of purchase price
Cash........................................... $ 9,949   $   650    $  5,250
Equity.........................................  76,311    21,061     114,049
Incremental fair value of stock options assumed       6     2,094      30,613
Transaction costs..............................   1,967     1,105       2,601
                                                -------   -------    --------
   Total purchase price........................ $88,233   $24,910    $152,513
                                                =======   =======    ========
Allocation of purchase price
Tangible assets................................ $ 1,116   $ 2,073    $  5,206
Intangible assets
   Workforce...................................     582     1,480       1,700
   Goodwill....................................  77,907    25,733     143,473
   Assumed liabilities.........................     (25)   (4,376)       (566)
   In-process research and development.........   1,724        --         100
   Covenants not to compete....................   6,929        --          --
   Completed technology........................      --        --       2,600
                                                -------   -------    --------
       Net assets acquired..................... $88,233   $24,910    $152,513
                                                =======   =======    ========

   Subsequent to each acquisition date and upon completion of audits of each acquiree, the Company adjusted the fair value of tangible assets assumed resulting in a purchase price adjustment. From the acquisition date through June 30, 2001, the purchase price adjustment for Neonyoyo Inc. included a non-cash adjustment of $1.3 million; the purchase price adjustment for Ajuba Soutions included a cash adjustment of $84,000 and a non-cash adjustment of $398,000; the purchase price adjustment for Metacode Technologies included a cash adjustment of $3.7 million and a non-cash adjustment of $182,000.

   The following unaudited pro forma financial data representing the results of operations had the entities been combined with Interwoven for the quarters ended June 30, 2001 and 2000 includes the straight-line amortization of intangibles over a period of two to four years and excludes the charges for in-process research and development and facilities relocation (in thousands, except per share amounts).

                               Three months ended   Six months ended
                                    June 30,            June 30,
                               ------------------  ------------------
                                 2001      2000      2001      2000
                               --------  --------  --------  --------
Revenue....................... $ 54,964  $ 24,940  $115,508  $ 39,479
Net loss...................... $(38,446) $(32,927) $(62,762) $(67,476)
Weighted average common shares   99,445    94,240    98,926    92,850
Net loss per share............ $  (0.39) $  (0.35) $  (0.63) $  (0.73)

Note 8.  Facilities Relocation Charges

   Facilities relocation charges of $12.8 million were recorded in the second quarter of 2001. These charges relate to the consolidation of our three existing buildings into a single corporate headquarter location in the Silicon Valley. The charges include the non-discounted cash flow commitments associated with the abandonment of existing Silicon Valley facilities, netted with estimated sublease income. The relocation charges are an estimate as of June 30, 2001 and may change as we obtain subleases for the existing facilities and the actual sublease income is known.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding deferred compensation costs, expansion of our professional services organization, expected increases in expenses, and other expectations regarding future financial and operating results. All forward-looking statements included in this document are based on the information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve risks and uncertainties, and actual results may differ materially from the results discussed in this report. Factors that might cause such a difference include, but are not limited to those discussed in "Factors Affecting Future Results". Readers are urged to review and consider carefully our various disclosures, in this report and in our Annual Report on Form 10-K as amended, that advise interested parties of risks and uncertainties that affect our business.

   As a result of our limited operating history and the emerging nature of the market for web content management software and services in which we compete, it is difficult for us to forecast our revenues or earnings accurately. It is possible that in some future periods our results of operations may not meet or exceed the management's projections, or expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and are likely to cause fluctuations in the future, include:

    . the number and size of customer orders and the timing of product and service deliveries, particularly for new web initiatives launched by our customers and potential customers;

    . limitations on our customers' and potential customers' information technology budgets and information technology staffing levels;

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

   The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this report

Overview

   Interwoven was incorporated in March 1995 to provide software products and services for web content management. Our products allow large teams of people across an enterprise to contribute and edit web content on a collaborative basis, reducing the time-to-web for critical eBusiness initiatives. From March 1995 through March 1997, we were a development stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We subsequently developed and released enhanced versions of TeamSite and have introduced related products. As of June 30, 2001, we had sold our products and services to over 790 customers. We market and sell our products through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Boston, Chicago, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C.

In addition, we have offices in Australia, Brazil, Canada, France, Hong Kong, Germany, Japan, Mexico, Netherlands, Norway, Singapore, Spain, Sweden and the United Kingdom. We had 987 employees as of June 30, 2001.

   We derive revenues from the license of our software products and from services we provide to our customers. To date, we have derived the majority of our license revenues from licenses of TeamSite. License revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed or determinable and collection of the fee is probable. In addition to the aforementioned items, when assessing probability of collection, we consider the number of years in business, history of collection, and product acceptance within each geographic sales region. Services revenues consist of professional services and maintenance fees. Professional services primarily consist of software installation and integration, business process consulting and training. We generally bill our professional services customers on a time and materials basis and recognize revenues as the services are performed. Maintenance agreements are typically priced based on a percentage of the product license fee, and typically have a one-year term that is renewable annually. Services provided to customers under maintenance agreements include technical product support and an unspecified number of product upgrades as released by us during the term of a maintenance agreement. Revenues from maintenance support agreements are recognized ratably over the term of the agreement.

   We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we have incurred net losses through the quarter ending June 30, 2001 and had an accumulated deficit of $120.8 million as of June 30, 2001. We anticipate that our cost of services revenues and operating expenses in absolute dollars will increase substantially in the future as we grow our services organization to support an increased level and expanded number of services offered, increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, and improve our operational and financial systems. In addition, our limited operating history and the weakness of the current economic environment generally makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that we will achieve or sustain profitability.

   We have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as acquisition and stock-based compensation charges. We expect to continue to make acquisitions, incur stock-based compensation and intangible amortization charges, which will increase our losses inclusive of these non-cash expenses.

   We acquired a total of three corporations in 2000: Neonyoyo, Inc.; Ajuba Solutions, Inc.; and Metacode Technologies, Inc. Under U.S. generally accepted accounting principles, we have accounted for the three business combinations using the purchase method of accounting and recorded the market value of our common stock and options issued in connection with them and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated among the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and convenants not to compete, based on their respective fair values.

   We allocated the excess of the purchase cost over the fair value of the net assets to goodwill. The impact of purchase accounting on our operating results is significant. The impact of these mergers and acquisitions resulted in amortization of acquired intangible assets of $21.9 million for the quarter ended June 30, 2001. We have also recorded deferred compensation related to options assumed and shares issued to effect business combinations and options granted below fair market value associated with our initial public offering in October 1999, of which amortization was $4.3 million in the quarter ended June 30, 2001.

   The following table reflects the prospective impact of deferred compensation costs and the annual amortization of purchased intangibles attributable to our mergers and acquisitions in the past two years (in thousands). Included in the prospective impact of deferred compensation costs are the projected variable accounting charges based on the Company's stock price as of June 30, 2001. The variable component of the accounting charge will be reassessed and reflected in the income statement each reporting period.

                                              Fiscal Year
                                     ------------------------------
                                       2001    2002    2003   2004
                                     -------- ------- ------ ------
            Intangible Assets....... $ 88,244 $ 4,073 $1,122 $  542
            Stock-based Compensation   17,588   9,499  4,435  1,807
                                     -------- ------- ------ ------
                                     $105,832 $13,572 $5,557 $2,349
                                     ======== ======= ====== ======

Results of Operations

   The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

                                                       Three months Six months
                                                          ended        ended
                                                         June 30,    June 30,
                                                       ----------   ---------
                                                       2001   2000  2001  2000
                                                        ----  ----  ----  ----
 Revenues:
    License...........................................  56 %   64 %  60 %  65 %
    Services..........................................  44 %   36 %  40 %  35 %
                                                        ---   ---   ---   ---
        Total revenues................................ 100 %  100 % 100 % 100 %
 Cost of revenues:
    License...........................................   1 %    1 %   1 %   1 %
    Services..........................................  29 %   32 %  28 %  33 %
                                                        ---   ---   ---   ---
        Total cost of revenues........................  30 %   33 %  29 %  34 %
 Gross profit.........................................  70 %   67 %  71 %  66 %
 Operating expenses:
    Research and development..........................  14 %   13 %  15 %  14 %
    Sales and marketing...............................  47 %   59 %  47 %  63 %
    General and administrative........................  10 %   12 %  10 %  12 %
    Amortization of deferred stock-based compensation.   8 %    3 %   8 %   4 %
    Amortization of acquired intangible assets........  40 %    0 %  38 %   0 %
    Facilities relocation charges.....................  24 %    0 %  11 %   0 %
                                                        ---   ---   ---   ---
        Total operating expenses...................... 143 %   87 % 129 %  93 %
 Loss from operations................................. (73)%  (20)% (58)% (27)%
 Interest income and other, net.......................   4 %   14 %   4 %  15 %
 Net loss before provision for income taxes........... (69)%   (6)% (54)% (12)%
 Provision for income taxes...........................   1 %    0 %   0 %   0 %
                                                        ---   ---   ---   ---
 Net loss............................................. (70)%   (6)% (54)% (12)%
                                                        ===   ===   ===   ===

Three months ended June 30, 2000 and 2001

  Revenues

   Total revenues increased 127% from $24.3 million for the three months ended June 30, 2000 to $55.0 million for the three months ended June 30, 2001. This increase was attributable to greater market acceptance of our products and services, expanded product configurations and the greater quantity of user seats purchased on average, as well as an increase in license and services revenues generated by an expanded number of customers who licensed our products. The number of new customers increased from 363 in the three months ended June 30,

2000 to 791 in the three months ended June 30, 2001. The average sales price of an initial production order was $325,000 for the three months ended June 30, 2000 and $320,000 for the three months ended June 30, 2001. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff, which numbered 180 persons in the three months ended June 30, 2000 and 417 persons in the three months ended June 30, 2001, and a result of increased levels of partner-influenced sales.

   License. License revenues increased 99% from $15.4 million for the three months ended June 30, 2000 to $30.7 million for the three months ended June 30, 2001. The increase in license revenues in absolute dollars reflects the same factors that caused total revenues to increase from period to period. License revenues as a percentage of total revenues represented 64% and 56% for the three months ended June 30, 2000 and June 30, 2001, respectively, which reflects strong services revenues. The decrease in license revenues as a percentage of total revenues reflects delays in customer spending and the general slowdown in the economy, particularly in Europe. The increase in license revenues in absolute dollars is due to a larger customer base.

   Services. Services revenues increased 175% from $8.8 million for the three months ended June 30, 2000 to $24.3 million for the three months ended June 30, 2001. Services revenues represented 36% and 44% of total revenues, respectively, in those periods. The increase in services revenues as a percentage of total revenues reflects a $7.9 million increase in professional services fees, a $6.5 million increase in maintenance fees and a $1.0 million increase in training fees. The increased professional services and maintenance fees were due to increased demand for services and maintenance from a larger customer base and to an increase in the number of professional services staff.

  Cost of Revenues

   License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased 239% from $201,000 for the three months ended June 30, 2000 to $682,000 for the three months ended June 30, 2001. Cost of license revenues represented 1% and 2%, respectively, of license revenues in the three months ended June 30, 2000 and June 30, 2001. The increase in absolute dollars of cost of license revenues was attributable to an increase in royalties paid to third party software vendors as well as an increase in the volume of products shipped.

   We expect cost of license revenues to increase in absolute dollar amounts in the future. We also expect the cost of license revenues as a percentage of license revenues to vary from period to period depending upon the royalties to third party software vendors and amounts of license revenues recognized in each period.

   Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support personnel, as well as subcontractor expenses. Cost of services revenues increased 102% from $7.9 million for the three months ended June 30, 2000 to $16.0 million for the three months ended June 30, 2001. Cost of services revenues represented 89% and 66% of services revenues, respectively, in those periods. This increase in absolute dollars of cost of services revenues was primarily attributable to an increase in the number of in-house services personnel from 137 to 278. The decrease in cost of services revenues as a percentage of services revenues was a result of improved productivity in the services organization.

   While we have experienced significant increases in our cost of services, we anticipate the cost of services revenues to increase at a slower rate. Since services revenues have lower gross margins than license revenues, an expansion of services revenues will reduce our gross margins if our license revenues do not increase significantly. We expect cost of services revenues as a percentage of services revenues to vary from period to period depending in part on whether the services are performed by our in-house staff or by subcontractors, and on the overall utilization rates of our in-house professional services staff. The utilization of in-house staff or subcontractors is affected by the mix of services we provide, which is unpredictable.

  Gross Profit

   Gross profit increased 137% from $16.2 million for the three months ended June 30, 2000 to $38.3 million for the three months ended June 30, 2001. Gross profit represented 67% and 70% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increased license and services revenues from a larger customer base, as well as an increase in services revenues. The increase in gross profit as a percentage of total revenues was a result of an improvement in the effective staff utilization rate of our professional services organization, which offset the impact on gross profit of the decrease in license revenues as a percentage of total revenues. We have made and we expect to continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers. We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues.

  Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses increased 149% from $3.2 million for the three months ended June 30, 2000 to $7.9 million for the three months ended June 30, 2001, representing 13% and 14% of total revenues in those periods, respectively. This increase in absolute dollar amounts was due to increases in the number of our product development personnel, which grew from 52 to 173 persons, and to higher associated wages, salaries and recruitment costs. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the dollar amounts of research and development expenses to increase in future periods. We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel as well as the size and timing of product development projects. To date, all software development costs have been expensed in the period incurred.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 83% from $14.2 million for the three months ended June 30, 2000 to $26.1 million for the three months ended June 30, 2001, representing 59% and 47% of total revenues, respectively, in those periods. This increase in absolute dollar amounts primarily reflects increases in sales and marketing personnel costs of $7.3 million. The decrease in sales and marketing expenses as a percentage of total revenues reflects total revenues increasing more rapidly than sales due to increases in product prices and the management of sales and marketing spending in light of the current economic slowdown. We are endeavoring to control, and possibly reduce, our sales and marketing costs in absolute dollars throughout the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would continue to invest in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

   General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 102% from $2.8 million for the three months ended June 30, 2000 to $5.7 million for the three months ended June 30, 2001, representing 12% and 10% of total revenues, respectively. This increase in absolute dollar amounts was due to additional staffing of general and administrative functions to support expanded operations. The decrease in general and administrative expenses as a percentage of total revenues reflects total revenues increasing more rapidly than general and administrative expenses due to increases in product prices and the management of general and administrative spending in light of the current economic slowdown. We are endeavoring to control, and possibly reduce, our general and administrative costs in absolute dollars throughout the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would continue to invest in order to support expanding operations. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects.

   Amortization of Deferred Stock-Based Compensation. We recorded deferred stock-based compensation of $7.3 million and $30.4 million for stock options granted in 1999 and stock options granted and assumed in 2000, respectively. In 2000, we recorded deferred stock-based compensation of $28.8 million in connection with granting of stock options and issuance of shares related to the acquisitions of Neonyoyo, Metacode Technologies and Ajuba Solutions. Amortization of deferred stock-based compensation was $617,000 and $4.3 million for the three months ended June 30, 2000 and 2001, respectively. Approximately $172,000, $65,000, $308,000 and $72,000 of deferred stock-based compensation amortization relates to personnel in services, research and development, sales and marketing and general and administrative departments, respectively, for the three months ended June 30, 2000. Approximately $148,000, $2.5 million, $1.3 million and $352,000 of deferred stock-based compensation amortization relates to personnel in services, research and development, sales and marketing and general and administrative departments, respectively, for the three months ended June 30, 2001. We expect amortization of deferred stock-based compensation to be approximately $17.6 million and $9.5 million for fiscal year 2001 and 2002, respectively, which includes an estimated variable accounting charge based upon the Company's closing stock price as of June 30, 2001. The variable accounting charge relates to the stock option exchange program, which is a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the income statement for each reporting period.

   Amortization of Acquired Intangible Assets. In July 2000, we recorded intangible assets of approximately $87.1 million in connection with the acquisition of Neonyoyo, Inc. Goodwill related to this transaction approximated $77.9 million and intangible assets related to workforce and covenants not to compete of Neonyoyo, Inc. approximated $7.5 million of the purchase price. The total purchase price for this acquisition was approximately $88.2 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. In October 2000, we recorded intangible assets of approximately $27.2 million in connection with the acquisition of Ajuba Solutions, Inc. including goodwill in the amount of approximately $25.7 million and intangible assets related to workforce of approximately $1.5 million of the purchase price. The total purchase price for this acquisition was approximately $24.9 million. In November 2000, we recorded intangible assets of approximately $147.9 million in connection with the acquisition of Metacode Technologies, Inc. including goodwill of approximately $143.5 million, intangible assets related to workforce of Metacode of approximately $1.7 million and completed technology of approximately $2.6 million of the purchase price. The total purchase price for this acquisition was approximately $152.5 million. Amortization of acquired intangible assets was $51,000 and $22.0 million for the three months ended June 30, 2000 and 2001, respectively. We expect amortization of acquired intangible assets to be $88.2 million and $4.1 million for fiscal year 2001 and 2002, respectively.

   Subsequent to each acquisition date and upon completion of audits of each acquiree, the Company adjusted the fair value of tangible assets assumed resulting in a purchase price adjustment. For the three months ended June 30, 2001, the purchase price adjustment for Neonyoyo Inc. included a non-cash adjustment of $1.2 million; the purchase price adjustment for Ajuba Solutions included a cash adjustment of $84,000 and a non-cash adjustment of $435,000; and the purchase price adjustment for Metacode Technologies included a non-cash adjustment of $182,000.

   These acquisitions were accounted for as purchase business combinations. In connection with these acquisitions, we recorded $247.1 million in goodwill and $15.1 million in other intangible assets. As of June 30, 2001, our stock price has declined significantly since the respective valuation dates of the shares issued in connection with each acquisition. Subsequent to June 30, 2001, our stock price has been volatile. Due to these changes, along with changes in the markets in which we compete and in the United States and global economies, we have begun an analysis to evaluate our product offering and cost containment strategies. In connection with our analysis, we also will evaluate whether the respective fair values of our goodwill and other intangible assets may be less than their respective carrying values. This process will include an analysis of estimated cash flows that we expect to generate from future operations for purposes of determining whether an impairment of goodwill and other intangible assets has occurred. If, as a result of our analysis, we determine that there has been an impairment of goodwill and other intangibles assets, the carrying value of these assets would be written down to their fair values as a charge against our operating results in the period that the determination is made. A significant impairment would harm our financial position and operating results if it were recorded.

   Facilities Relocation Charges. Facilities relocation charges of $12.8 million were recorded in the second quarter of 2001. These charges relate to the consolidation of our three existing buildings into a single corporate headquarter location in the Silicon Valley. The charges include the non-discounted cash flow commitments associated with the abandonment of existing Silicon Valley facilities, netted with estimated sublease income. The relocation charges are an estimate as of June 30, 2001 and may change as we obtain subleases for the existing facilities and the actual sublease income is known.

   Interest Income and Other, Net. Interest income and other, net, decreased from $3.4 million for the three months ended June 30, 2000 to $2.2 million for the three months ended June 30, 2001 due to the decrease in interest rates earned on cash and short term investments.

   Provision for Income Taxes. Income tax expense was $272,000 for the three months ended June 30, 2001, based on pretax loss of $38.2 million. The difference between the expected tax benefit and the actual tax provision is primarily due to non-deductible acquisition-related charges. Excluding the effect of amortization of deferred stock-based compensation, amortization of acquired intangible assets and one-time facilities relocation charge on net income, the effective tax rate for the three months ended June 30, 2001 is 33%.

Six months ended June 30, 2000 and 2001

  Revenues

   Total revenues increased 203% from $38.1 million for the six months ended June 30, 2000 to $115.5 million for the six months ended June 30, 2001. This increase was attributable to greater market acceptance of our products and services expanded product configurations and the greater quantity of user seats purchased on average, as well as an increase in licenses and services revenues generated by an expanded number of customers who licensed our products. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff, which numbered 180 persons in the six months ended June 30, 2000 and 417 persons in the six months ended June 30, 2001, and a result of increased levels of partner-influenced sales.

   License. License revenues increased 181% from $24.8 million for the six months ended June 30, 2000 to $69.7 million for the six months ended June 30, 2001. License revenues represented 65% and 60% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues reflects delays in customer spending and the general slowdown in the economy. The increase in license revenues in absolute dollars reflects our growing customer base.

   Services. Services revenues increased 244% from $13.3 million for the six months ended June 30, 2000 to $45.8 million for the six months ended June 30, 2001. Services revenues represented 35% and 40% of total revenues, respectively, in those periods. The increase in services revenues as a percentage of total revenues reflects a $15.9 million increase in professional services fees, a $13.4 million increase in maintenance fees and a $3.2 million increase in training fees. The increased professional services and maintenance fees were due to increased demand for services and maintenance from a larger customer base, and to an increase in the number of professional services staff.

  Cost of Revenues

   License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues was $267,000 for the six months ended June 30, 2000 and increased to $1.2 million for the six months ended June 30, 2001. Cost of license revenues represented 1% and 2%, respectively, of license revenues in the six months ended June 30, 2000 and June 30, 2001, respectively.

   We expect cost of license revenues to increase in absolute dollar amounts in the future. We also expect the cost of license revenues as a percentage of license revenues to vary from period to period depending upon the royalties to third party software vendors and amounts of license revenues recognized in each period.

   Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support staffs, as well as subcontractor expenses. Cost of services revenues increased 155% from $12.6 million for the six months ended June 30, 2000 to $32.1 million for the six months ended June 30, 2001. Cost of services revenues represented 94% and 70% of services revenues, respectively, in those periods. This increase in absolute dollars was primarily attributable to an increase in the number of in-house staff from 137 to 278. The decrease in cost of services revenues as a percentage of services revenues was a result of improved productivity in the services organization.

   While we have experienced significant increases in our cost of services, we anticipate cost of services revenues to increase at a slower rate. Since services revenues have lower margins than license revenues, an expansion of service revenue will reduce our gross margins if our license revenues do not increase significantly. We expect cost of services revenues as a percentage of services revenues to vary from period to period depending in part on whether the services are performed by our in-house staff or by subcontractors, and on the overall utilization rates of our in house professional services staff. The utilization of in-house staff or subcontractors is affected by the mix of services we provide, which is unpredictable.

  Gross Profit

   Gross profit increased 225% from $25.3 million for the six months ended June 30, 2000 to $82.3 million for the six months ended June 30, 2001. Gross profit represented 66% and 71% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increased license and services revenues from a larger customer base, as well as an increase in services revenues. The increase in gross profit as a percentage of total revenues was a result of an improvement in the effective staff utilization rate of our professional services organization, which offset the impact on gross profit of the decrease in license revenues as a percentage of total revenues. We have made and we expect to continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers. We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues.

  Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses increased 213% from $5.4 million for the six months ended June 30, 2000 to $16.9 million for the six months ended June 30, 2001, representing 14% and 15% of total revenues, respectively, in those periods. This increase in absolute dollar amounts was due to increases in the number of product development personnel, which grew from 52 to 173 persons, and to higher associated wages, salaries and recruitment costs. We believe that continued investment in research and development is critical to our strategic objectives, and we expect that the dollar amounts of research and development expenses to increase in future periods. We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel as well as the size and timing of product development projects. To date, all software development costs have been expensed in the period incurred.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 128% from $23.9 million for the six months ended June 30, 2000 to $54.6 million for the six months ended June 30, 2001, representing 63% and 47% of total revenues, respectively, in those periods. This increase in absolute dollar amounts primarily relates to increases in sales and marketing personnel costs of $14.9 million, higher sales commissions and bonuses of $4.4 million, increased travel costs of $2.5 million, increased marketing-related costs of $1.6 million, and the remainder is mostly attributable to other expenses such as rent, depreciation of fixed assets, telephone and utilities. The decrease in sales and marketing expenses as a percentage of total revenues reflects total revenue increasing more rapidly than sales due to increases in product prices and the management of sales and marketing spending in light of the current economic slowdown. We are endeavoring to control, and possibly reduce, our sales and marketing costs in absolute dollars throughout the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would continue to invest in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

   General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 140% from $4.8 million for the six months ended June 30, 2000 to $11.4 million for the six months ended June 30, 2001, representing 12% and 10% of total revenues, respectively. This increase in absolute dollar amounts was due to additional staffing of general and administrative functions to support expanded operations. The decrease in general and administrative expenses as a percentage of total revenues reflects total revenues increasing more rapidly than general and administrative expenses due to increases in product prices and the management of general and administrative spending in light of the current economic slowdown. We are endeavoring to control, and possibly reduce, our general and administrative costs in absolute dollars throughout the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would continue to invest in order to support expanding operations. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects.

   Amortization of Deferred Stock-Based Compensation. We recorded deferred stock-based compensation of $7.3 million and $30.4 million for stock options granted in 1999 and stock options granted and assumed in 2000, respectively. In 2000, we recorded deferred stock-based compensation of $28.8 million in connection with granting of stock options and issuance of shares related to the acquisitions of Neonyoyo, Metacode Technologies and Ajuba Solutions. Amortization of deferred stock-based compensation was $1.5 million and $8.9 million for the six months ended June 30, 2000 and 2001, respectively. Approximately $381,000, $193,000, $716,000 and $160,000 of deferred stock-based compensation amortization relates to personnel in services, research and development, sales and marketing and general and administrative departments, respectively, for the six months ended June 30, 2000. Approximately $251,000, $5.0 million, $2.9 million and $701,000 of deferred stock-based compensation amortization relates to personnel in services, research and development, sales and marketing and general and administrative departments, respectively, for the six months ended June 30, 2001. We expect amortization of deferred stock-based compensation to be $17.6 million and $9.5 million for fiscal year 2001 and 2002, respectively, which includes an estimated variable accounting charge based upon the Company's closing stock price as of June 30, 2001. The variable accounting charge relates to the stock option exchange program, which is a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the income statement for each reporting period.

   Amortization of Acquired Intangible Assets. In July 2000, we recorded intangible assets of approximately $87.1 million in connection with the acquisition of Neonyoyo, Inc. Goodwill related to this transaction approximated $77.9 million and intangible assets related to workforce and covenants not to compete of Neonyoyo, Inc. approximated $7.5 million of the purchase price. The total purchase price for this acquisition was approximately $88.2 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. In October 2000, we recorded intangible assets of approximately $27.2 million in connection with the acquisition of Ajuba Solutions, Inc. including goodwill in the amount of approximately $25.7 million and intangible assets related to workforce of approximately $1.5 million of the purchase price. The total purchase price for this acquisition was approximately

$24.9 million. In November 2000, we recorded intangible assets of approximately $147.9 million in connection with the acquisition of Metacode Technologies, Inc. including goodwill of approximately $143.5 million, intangible assets related to workforce of Metacode of approximately $1.7 million and completed technology of approximately $2.6 million of the purchase price. The total purchase price for this acquisition was approximately $152.5 million. Amortization of acquired intangible assets was $103,000 and $44.0 million for the three months ended June 30, 2000 and 2001, respectively. We expect amortization of acquired intangible assets to be $88.2 million and $4.1 million for fiscal year 2001 and 2002, respectively.

   Subsequent to each acquisition date and upon completion of audits of each acquiree, the Company adjusted the fair value of tangible assets assumed resulting in a purchase price adjustment. For the six months ended June 30, 2001, the purchase price adjustment for Neonyoyo Inc. included a non-cash adjustment of $1.3 million; the purchase price adjustment for Ajuba Solutions included a cash adjustment of $84,000 and a non-cash adjustment of $398,000; and the purchase price adjustment for Metacode Technologies included a cash adjustment of $3.7 million and a non-cash adjustment of $182,000.

   These acquisitions were accounted for as purchase business combinations. In conjunction with these acquisitions, we recorded $247.1 million in goodwill and $15.1 million in other intangible assets. As of June 30, 2001, our stock price has declined significantly since the respective valuation dates of the shares issued in connection with each acquisition. Subsequent to June 30, 2001, our stock price has been volatile. Due to these changes, along with changes in the markets in which we compete and in the United States and global economics, we have begun an analysis to evaluate our product offering and cost containment strategies. In connection with our analysis, we also will evaluate whether the respective fair values of our goodwill and other intangible assets may be less than their respective carrying values. This process will include an analysis of estimated cash flows that we expect to generate from future operations for purposes of determining whether an impairment of goodwill and other intangible assets has occurred. If, as a result of our analysis, we determine that there has been an impairment of goodwill and other intangibles assets, the carrying value of these assets will be written down to their fair values as a charge against our operating results in the period that the determination is made. A significant impairment would harm our financial position and operating results if it were recorded.

   Facilities Relocation Charges. Facilities relocation charges of $12.8 million were recorded in the second quarter of 2001. These charges relate to the consolidation of our three existing buildings into a single corporate headquarter location in the Silicon Valley. The charges include the non-discounted cash flow commitments associated with the abandonment of existing Silicon Valley facilities, netted with estimated sublease income. The relocation charges are an estimate as of June 30, 2001 and may change as we obtain subleases for the existing facilities and the actual sublease income is known.

   Interest Income and Other, Net. Interest income and other, net, decreased from $6.0 million for the six months ended June 30, 2000 to $5.0 million for the six months ended June 30, 2001 due to the decrease in interest rates earned on cash and short term investments.

   Provision for Income Taxes. Income tax expense was $1.4 million for the six months ended June 30, 2001, based on pretax loss of $61.3 million. The difference between the expected benefit and the actual provision is primarily due to non-deductible acquisition-related charges. Excluding the effect of amortization of deferred stock-based compensation, amortization of acquired intangible assets and one-time facilities relocation charge on net income, the effective tax rate for the six months ended June 30, 2001 is 33%.

Liquidity and Capital Resources

   Net cash provided by operating activities was $1.6 million and $5.7 million in the six months ended June 30, 2000 and June 30, 2001, respectively. Net cash provided by operating activities in the prior period primarily reflects net losses offset in part by a decrease in accounts receivable, accrued liabilities and deferred revenue. Net cash provided by operating activities in the current period primarily reflects increasing net losses and amortization of stock-based compensation, offset in part by a decrease in accounts receivable, accrued liabilities and deferred revenue.

   During the six months ended June 30, 2000 and June 30, 2001 investing activities have included purchases of property and equipment, principally computer hardware and software for our growing number of employees. Cash used to purchase property and equipment was $4.0 million and $8.6 million during the six months ended June 30, 2000 and June 30, 2001, respectively. We expect that capital expenditures will increase as we grow our operations, infrastructure and personnel. As of June 30, 2001 we had no material capital expenditure commitments.

   During the six months ended June 30, 2000 and June 30, 2001, our investing activities included purchases and maturities of short-term and long-term investments. Net purchases of investments approximated $116.5 million during the six months ended June 30, 2000 and net maturities of investment was $13.1 million during the six months ended June 30, 2001. As of June 30, 2001, we have not invested in derivative securities. We expect that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

   During the six months ended June 30, 2001, our investing activities also included a $3.7 million purchase price adjustment, which related to Metacode Technologies, Inc. The purchase price adjustment reflects a reduction in the valuation of cash and investments, subsequent to the acquisition date and upon completion of an audit of Metacode Technologies, Inc.

   Net cash provided by financing activities in the six months ended June 30, 2000 and 2001 was $155.2 million and $11.6 million, respectively. Net cash provided by financing activities primarily reflects the proceeds of issuance of common stock in each of these periods.

   At June 30, 2001, our sources of liquidity consisted of $227.3 million in cash, cash equivalents and investments and $194.8 million in working capital. We have a $5.0 million line of credit with Silicon Valley Bank, which bears interest at the bank's prime rate, which was 6.75% at June 30, 2001. The line of credit is secured by all of our tangible and intangible assets. We must also maintain minimum quarterly unrestricted cash, cash equivalents and short-term investments, among other things. We have a $20.0 million line of credit with Washington Mutual Business Bank, which bears interest at the Wall Street Journal's prime rate flat, which was 6.75% at June 28, 2001 and is secured by cash. We have a $15.0 million unsecured line of credit with Wells Fargo Bank, which bears interest at our option of either: (1) a variable rate of 1% below the bank's prime rate adjusted from time to time or (2) a fixed rate of 1.5% above the Libor in effect on the first day of the term. None of the lines of credit were used as of June 30, 2001. We intend to maintain the lines of credit. As of June 30, 2001, we were in compliance with all related financial covenants and restrictions under the lines of credit.

   We believe that the current cash, cash equivalents, investments and funds available under existing credit facilities and the net proceeds from the sale of the common stock in our initial public offering and follow-on offering, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

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

   We have a limited operating history and are still in the early stages of our development, which makes the evaluation of our business operations and our prospects difficult. We shipped our first product in May 1997. Since that time, we have derived substantially all of our revenues from licensing our TeamSite product and related products and services. In evaluating our common stock, you should consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet. These risks and difficulties, as they apply to us in particular, include:

    .  potential fluctuations in operating results and uncertain growth rates;

    .  delay or deferral of customer orders or implementations of our products;

    .  fluctuations in the size and timing of individual license transactions;

    .  the mix of products and services sold;

    .  our ability to develop and market new products and control costs;

    .  changes in demand for our products;

    .  concentration of our revenues in a single product or family of products;

    .  our dependence on large orders;

    .  our ability to manage expanding operations;

    .  our need to attract, train and retain qualified personnel;

    . our need to establish and maintain strategic relationships with other companies, some of whom may in the future become our competitors; and

    .  our need to expand internationally.

   One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to be significantly lower than expected. Based upon the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could materially adversely affect our business, financial condition and the market price of our common stock.

If we do not increase our license revenues significantly, we will fail to achieve and sustain operating profitability.

   We have incurred net losses from operations in each quarter since our inception through the quarter ended June 30, 2001. Our net losses amounted to $6.3 million in 1998, $15.7 million in 1999, $32.1 million in 2000 and $62.8 million for the six months ended June 30, 2001. As of June 30, 2001, we had an accumulated deficit of approximately $120.8 million. We are endeavoring to control, and possibly reduce, our sales and marketing costs in absolute dollars throughout the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would continue to invest in order to expand our customer base and increase brand awareness. To sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all. Furthermore, we have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as, acquisition and stock-based compensation charges. We expect to continue to make acquisitions, incur stock based compensation and intangible amortization charges, which will increase our losses including these non-cash expenses.

Our operating results fluctuate widely and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

   Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate unpredictably in the future. The main factors affecting these fluctuations are:

    . the discretionary nature of our customer's purchases and their budget cycles;

    .  the number of new web initiatives launched by our customers;

    .  the size and complexity of our license transactions;

    .  potential delays in recognizing revenue from license transactions;

    .  timing of new product releases;

    .  sales force capacity and the influence of reseller partners; and

    .  seasonal variations in operating results.

   It is possible that in some future periods our results of operations may not meet or exceed the forecasts periodically disclosed by management or the expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline. Further, we anticipate that our sequential percentage rate of revenue growth will decline in future quarters in part because of the difficulty of maintaining high growth rates calculated off progressively larger base revenue numbers. We anticipate flat to declining sequential revenues for the next few quarters due to the current economic slowdown.

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

   We expect market competition to persist and intensify in the future. Competitive pressures may seriously harm our business and results of operations if they inhibit our future growth, or require us to hold down or reduce prices, or increase our operating costs. Our competitors include, but are not limited to:

    .  potential customers that use in-house development efforts;

    . developers of software that directly addresses the need for web content management, such as Documentum, Eprise, Filenet, Intranet Solutions, Microsoft, Rational Software and Vignette.

   We also face potential competition from our strategic partners, such as BEA Systems and IBM, or from other companies, such as Oracle that may in the future decide to enter our market. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. For example, Microsoft has recently introduced a content management product and might choose to bundle it with other products in ways that would harm our competitive position. Barriers to entering the web content management software market are relatively low.

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

If we fail to establish and maintain strategic relationships, the market acceptance of our products, and our profitability, may decline.

   To offer products and services to a larger customer base our direct sales force depends on strategic partnerships and marketing alliances to obtain customer leads, referrals and distribution. The majority of our revenues are associated with referrals from our strategic partners. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed. We would also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability to market our products and services successfully. We also rely on our strategic partnerships to aid in the development of our products. Should our strategic partners not regard us as significant for their own businesses, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products and services. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

Because the market for our products is relatively new, we do not know whether existing and potential customers will purchase our products in sufficient quantity for us to achieve profitability.

   The market for web content management software in which we sell is new and rapidly evolving. We expect that we will continue to need to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that a viable market for our products will continue to expand.

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

   Accounting principles require companies like us to review the value of assets from time to time to determine whether those values have been impaired. Because our stock price has declined in recent periods, and the stock prices of other companies comparable to us and to companies we acquired have declined in recent periods, we have begun a process of determining whether the value on our balance sheet that those acquired companies represent should be adjusted downward. This process would include an analysis of estimated cash flows expected from future operations. If as a result of this analysis we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value as a charge against operating results in the period that the determination is made. Any significant impairment would harm our operating results for the period in which the charge is recorded, our financial position, and the price of our stock.

Our lengthy sales cycle makes it particularly difficult for us to forecast revenue, requires us to incur high costs of sales, and aggravates the variability of quarterly fluctuations.

   The time between our initial contact with a potential customer and the ultimate sale, which we refer to as our sales cycle, typically ranges between three and nine months depending largely on the customer. We believe that the recent economic slowdown has lengthened our sales cycle as customers delay decisions on implementing web initiatives. If we do not shorten our sales cycle, it will be difficult for us to reduce sales and marketing expenses. In addition, as a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This makes it more difficult to predict quarterly financial performance, or to achieve it, and any delay in completing sales in a particular quarter could harm our business and cause our operating results to vary significantly.

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

We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other Internet-related software companies and are located in the San Francisco Bay area, where there is competition for personnel.

   Our success depends on our ability to attract and retain qualified, experienced employees. We compete for experienced engineering, sales and consulting personnel with Internet professional services firms, software vendors, consulting and professional services companies. It is also particularly difficult to recruit and retain personnel in the San Francisco Bay area, where we are located. Although we provide compensation packages that include incentive stock options, cash incentives and other employee benefits, the volatility and current market price of our common stock may make it difficult for us to attract, assimilate and retain highly qualified employees in the future. In addition, our customers generally purchase consulting and implementation services from us, but it is difficult and expensive to recruit, train and retain qualified personnel to perform these services, and we may from time to time have inadequate levels of staffing to perform these services. As a result, our growth could be limited due to our lack of capacity to provide those services, or we could experience deterioration in service levels or decreased customer satisfaction, any of which would harm our business.

If we do not improve our operational systems on a timely basis, we will be more likely to fail to manage our growth properly.

   We have expanded our operations rapidly in recent years. We intend to continue to expand our operational systems for the foreseeable future to pursue existing and potential market opportunities. This expansion places a significant demand on management and operational resources. In order to manage our growth, we need to implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems in a timely manner, our business will be seriously harmed.

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

Stock-based compensation charges and amortization of goodwill and other intangibles will reduce our reported net income.

   Under U.S. generally accepted accounting principles that apply to us, we have accounted for the four business combinations since our inception using the purchase method of accounting. Under purchase accounting, we recorded the market value of our common stock issued in connection with mergers and acquisitions with the fair value of the stock options assumed, which became options to purchase our common stock and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete, based on their respective fair values. We have also recorded deferred compensation related to options assumed and shares issued to effect business combinations as well as options granted below fair market value associated with our initial public offering in October 1999.

   The amortization of intangibles and deferred stock-based compensation resulted in expenses of approximately $1.6 million and $52.9 million for the six months ended June 30, 2000 and 2001, respectively. The future amortization expense related to the acquisitions and deferred stock-based compensation may be accelerated as management assesses the value and useful life of the intangible assets.

   Our stock option repricing program requires us to record a compensation charge on a quarterly basis as a result of variable plan accounting treatment, which will lower our earnings. On May 8, 2001, 5.1 million options were cancelled and 2.6 million options were issued in connection with the April 2001 option exchange program. This resulted in a charge of $5.8 million which will be revalued and amortized quarterly until all options are either exercised, forfeited or cancelled.

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

   To date, we have derived the majority of our revenues from sales to North American customers. We have recently expanded our international operations, but there are many barriers to competing successfully in the international arena, including:

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

   Our services revenue represents a significant component of our total revenue--35% and 40% of total revenue for the six months ended June 30, 2000 and 2001, respectively. We anticipate that services revenue will continue to represent a significant percentage of total revenue in the future. To a large extent, the level of services revenue depends upon our ability to license products which generate follow-on services revenue. Additionally, services revenue growth depends on ongoing renewals of maintenance and service contracts. Moreover, as third-party organizations such as systems integrators become proficient in installing or servicing our products, our services revenues could decline. Our ability to increase services revenues will depend in large part on our ability to increase the capacity of our professional services organization, including our ability to recruit, train and retain a sufficient number of qualified personnel.

We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.

   We depend upon our proprietary technology, and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect it. We currently do not have any issued United States or foreign patents, but we have applied for several U.S. and foreign patents. It is possible that patents will not be issued from our currently pending patent applications or any future patent application we may file. We have also restricted customers access to our source code and required all employees to enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. In addition, third parties may claim that our products infringe theirs.

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

   Provisions of our certificate of incorporation and bylaws that may discourage, delay or prevent a change in control include:

    . we are authorized to issue "blank check" preferred stock, which could be issued by our board of directors to increase the number of outstanding shares, or to implement a stockholders' rights plan, and thwart a takeover attempt;

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of June 30, 2001, our entire portfolio matures in one year or less. For a tabular presentation of interest rate risk sensitive instruments by year of maturity, including the market value and average interest rates for the Company's investment portfolio as of December 31, 2000, see the Company's 2000 Form 10-K, as amended, filed with the Securities and Exchange Commission in March 2001.

   We did not hold derivative financial instruments as of June 30, 2001, and have never held such instruments in the past. In addition, we had no outstanding debt as of June 30, 2001.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

   We held our Annual Meeting of Stockholders on May 31, 2001. Descriptions of the matters voted upon and the results of such meeting are set forth below:

                                                                Votes    Votes     Votes    Broker
                                                   Votes For   Against  Withheld Abstained Non-Votes
                                                   ---------- --------- -------- --------- ---------
1. Election of Directors:
   Kathryn C. Gould............................... 77,992,092        --   42,439        --        --
   Peng T. Ong.................................... 77,993,537        --   40,994        --        --
2. Ratification of the appointment of KPMG LLP as
  Company's independent accountants for the fiscal
  year ending December 31, 2001................... 74,761,334 3,261,171       --    12,026        --

Item 5.  Other Information

   Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

   (a) List of Exhibits

Exhibit No. Exhibit Description
----------- -------------------
   10.01    Ariba Plaza Sublease dated June 28, 2001 between Ariba, Inc. and the Registrant
   10.02    Revolving Line of Credit Note dated August 2, 2001 between Wells Fargo Bank and the
            Registrant.
   10.03    Letter of Commitment dated May 17, 2001 from Washington Mutual Business Bank

   (b) Reports on Form 8-K:

   A Current Report on Form 8-K dated April 12, 2001 was filed by the Registrant on April 16, 2001 to report under Item 4: Changes in Registrant's Certifying Accountant the dismissal of PricwaterhouseCoopers LLP as the Registrant's independent public accountant, and the engagement of KPMG LLP as its independent public accountant.

   A Current Report on Form 8-K dated April 17, 2001 was filed by the Registrant on April 19, 2001 to report under Item 5: Other Events the filing of its quarterly earnings release and other financial and operating information and Item 7: Financial Statements and Exhibits with respect to a press release exhibit.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERWOVEN, INC.

Dated: August 13, 2001
                                             /S/ DAVID M. ALLEN
                                          By: _________________________________
                                             David M. Allen
                                             Senior Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                                   EXHIBITS

Exhibit
  No.   Exhibit Description
  ---   -------------------

 10.01  Ariba Plaza Sublease dated June 28, 2001 between Ariba, Inc. and the Registrant

 10.02  Revolving Line of Credit Note dated August 2, 2001 between Wells Fargo Bank and the Registrant.

 10.03  Letter of Commitment dated May 17, 2001 from Washington Mutual Business Bank