Form 10-Q
period 2001-09-30
INTERWOVEN INC
filed 2001-11-14
CIK 1042431

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

               For the quarterly period ended September 30, 2001

                                      or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                     For the transition period from     to

                       Commission File Number 000-27389

                               INTERWOVEN, INC.
            (Exact name of Registrant as specified in its charter)

                      Delaware                         77-0523543
           (State or other jurisdiction of          (I.R.S. Employer
           incorporation or organization)        Identification Number)

          803 11/th /Avenue, Sunnyvale, CA                94089
       (Address of principal executive offices)        (Zip Code)

                                (408) 774-2000
              (Registrant's telephone number including area code)

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   There were 104,337,760 shares of the Company's common stock, par value $0.001, outstanding on November 6, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      No.
                                                                                                      ----
                                  PART I FINANCIAL INFORMATION
Item 1. Financial Statements:
       Unaudited Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31,
         2000........................................................................................   3
       Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months
         Ended September 30, 2001 and 2000...........................................................   4
       Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 2001 and 2000.................................................................   5
       Notes to the Unaudited Condensed Consolidated Financial Statements............................   6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........  12
Item 3. Quantitative and Qualitative Disclosures about Market Risk...................................  30
                                   PART II OTHER INFORMATION
Item 1. Legal Proceedings............................................................................  31
Item 2. Changes in Securities and Use of Proceeds....................................................  31
Item 3. Defaults upon Senior Securities..............................................................  31
Item 4. Submission of Matters to a Vote of Securities Holders........................................  31
Item 5. Other Information............................................................................  31
Item 6. Exhibits and Reports on Form 8-K.............................................................  31
SIGNATURE............................................................................................  32

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

                               INTERWOVEN, INC.

                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In thousands)

                                                                              September 30, December 31,
                                                                                  2001          2000
                                                                              ------------- ------------
                                                                               (unaudited)
                                   ASSETS
Current assets:
   Cash and cash equivalents.................................................   $ 115,368     $ 75,031
   Short-term investments....................................................     108,905      147,253
   Accounts receivable, net of allowance for doubtful accounts of $1,731 and
     $564, respectively......................................................      35,093       36,806
   Prepaid expenses..........................................................       7,050        7,392
   Other current assets......................................................       2,619        2,860
                                                                                ---------     --------
       Total current assets..................................................     269,035      269,342
   Property and equipment, net...............................................      19,560       14,889
   Intangible assets, net....................................................     173,909      238,502
   Restricted cash...........................................................         605          605
   Other assets..............................................................         667          871
                                                                                ---------     --------
                                                                                $ 463,776     $524,209
                                                                                =========     ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable..........................................................   $   5,313     $  9,918
   Accrued liabilities.......................................................      46,123       25,411
   Deferred revenue..........................................................      39,033       34,529
                                                                                ---------     --------
       Total current liabilities.............................................      90,469       69,858
                                                                                ---------     --------
Stockholders' equity:
   Common stock and additional paid in capital, 500,000 shares authorized,
     103,702 and 102,171 shares issued and outstanding.......................     549,127      539,996
   Treasury stock, at cost, 828 shares and none..............................      (3,594)          --
   Deferred stock-based compensation.........................................     (12,760)     (27,627)
   Accumulated other comprehensive income....................................         414           --
   Accumulated deficit.......................................................    (159,880)     (58,018)
                                                                                ---------     --------
       Total stockholders' equity............................................     373,307      454,351
                                                                                ---------     --------
                                                                                $ 463,776     $524,209
                                                                                =========     ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INTERWOVEN, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                              Three months ended   Nine months ended
                                                                 September 30,       September 30,
                                                              ------------------  -------------------
                                                                2001      2000      2001       2000
                                                              --------  --------  ---------  --------
                                                                            (unaudited)
Revenues:
   License................................................... $ 20,712  $ 26,538  $  90,442  $ 51,347
   Services..................................................   22,476    12,878     68,254    26,190
                                                              --------  --------  ---------  --------
       Total revenues........................................   43,188    39,416    158,696    77,537
                                                              --------  --------  ---------  --------
Cost of revenues:
   License...................................................      660       317      1,832       584
   Services..................................................   13,999    11,610     46,085    24,172
                                                              --------  --------  ---------  --------
       Total cost of revenues................................   14,659    11,927     47,917    24,756
                                                              --------  --------  ---------  --------
Gross profit.................................................   28,529    27,489    110,779    52,781
                                                              --------  --------  ---------  --------
Operating expenses:
   Research and development..................................    7,043     5,091     23,910    10,487
   Sales and marketing.......................................   22,312    21,212     76,951    45,130
   General and administrative................................    5,473     3,708     16,903     8,476
   Amortization of deferred stock-based compensation.........    3,207     1,504     12,068     2,954
   Amortization of acquired intangible assets................   22,209     5,006     66,209     5,109
   Facilities relocation charges.............................    9,382        --     22,166        --
   Write-off of in-process research and development..........       --     1,724         --     1,724
                                                              --------  --------  ---------  --------
       Total operating expenses..............................   69,626    38,245    218,207    73,880
                                                              --------  --------  ---------  --------
Loss from operations.........................................  (41,097)  (10,756)  (107,428)  (21,099)
Interest income and other, net...............................    1,997     3,191      6,986     9,172
                                                              --------  --------  ---------  --------
Net loss before provision for income taxes...................  (39,100)   (7,565)  (100,442)  (11,927)
Provision for income taxes...................................       --       121      1,420       227
                                                              --------  --------  ---------  --------
Net loss..................................................... $(39,100) $ (7,686) $(101,862) $(12,154)
                                                              ========  ========  =========  ========
Basic and diluted net loss per share......................... $  (0.39) $  (0.08) $   (1.02) $  (0.13)
                                                              ========  ========  =========  ========
Shares used in computing basic and diluted net loss per share  100,672    93,906     99,508    90,256
                                                              ========  ========  =========  ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               INTERWOVEN, INC.

           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                  Nine months ended
                                                                                    September 30,
                                                                                --------------------
                                                                                  2001       2000
                                                                                ---------  ---------
                                                                                     (unaudited)
Cash flows from operating activities:
Net loss....................................................................... $(101,862) $ (12,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation................................................................     5,456      1,711
   Amortization of deferred stock-based compensation...........................    12,068      2,954
   Amortization of acquired intangible assets..................................    66,209      5,109
   Provisions for doubtful accounts............................................     1,664        212
   Facilities relocation charges...............................................    21,357         --
   Write-off of in-process research and development............................        --      1,724
Changes in assets and liabilities:
   Accounts receivable.........................................................        48    (32,528)
   Prepaid expenses and other assets...........................................       507     (7,429)
   Accounts payable............................................................    (4,605)     1,994
   Accrued liabilities.........................................................     4,979     19,120
   Deferred revenue............................................................     4,829     24,889
                                                                                ---------  ---------
       Net cash provided by operating activities...............................    10,650      5,602
                                                                                ---------  ---------

Cash flows from investing activities, net of business combinations:
Purchases of property and equipment............................................   (13,597)    (8,055)
Purchases of investments.......................................................  (138,053)  (138,932)
Maturities of investments......................................................   176,815     36,530
Cash paid for business acquired, net...........................................        --     (8,000)
Purchase price adjustments.....................................................    (3,814)        --
                                                                                ---------  ---------
Net cash provided by (used in) investing activities............................    21,351   (118,457)
                                                                                ---------  ---------

Cash flows from financing activities:
Proceeds from exercise of warrants into common stock...........................        --         10
Proceeds from issuance of common stock through stock options and employee
  stock purchase plan..........................................................    11,958      3,343
Proceeds from issuance of common stock for follow-on offering..................        --    152,388
Repayment of stockholders loans................................................        --         97
Repurchase of common stock.....................................................    (3,622)        --
                                                                                ---------  ---------
       Net cash provided by financing activities...............................     8,336    155,838
                                                                                ---------  ---------
Net increase in cash and cash equivalents......................................    40,337     42,983
Cash and cash equivalents at beginning of period...............................    75,031     10,983
                                                                                ---------  ---------
Cash and cash equivalents at end of period..................................... $ 115,368  $  53,966
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

                               INTERWOVEN, INC.

        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

  Basis of presentation

   The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position and results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company's audited financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K as amended. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

  Revenue recognition

   Revenue consists principally of fees for licenses of the Company's software products, maintenance, consulting and training. The Company recognizes revenue using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

  Comprehensive loss

   For the nine months ended September 30, 2001, comprehensive loss of $101.4 million consists of $414,000 net unrealized investment gain and $101.9 million net loss. For the nine months ended September 30, 2000, comprehensive loss of $12.2 million consists entirely of the net loss, as there were no comprehensive loss adjustments.

Note 2. Net Loss Per Share

   The Company computes net loss per share in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share". The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                   Three months ended  Nine months ended
                                                     September 30,       September 30,
                                                   -----------------  -------------------
                                                     2001     2000      2001       2000
                                                   --------  -------  ---------  --------
Numerator:
   Net loss, basic and diluted.................... $(39,100) $(7,686) $(101,862) $(12,154)
                                                   ========  =======  =========  ========
Denominator:
   Weighted average shares........................  103,595   98,427    102,988    96,436
   Weighted average unvested common stock subject
     to repurchase................................   (2,923)  (4,519)    (3,480)   (6,180)
                                                   --------  -------  ---------  --------
   Denominator for basic and diluted calculation..  100,672   93,906     99,508    90,256
                                                   ========  =======  =========  ========
Net loss per share:
   Basic and diluted.............................. $  (0.39) $ (0.08) $   (1.02) $  (0.13)
                                                   ========  =======  =========  ========

   Options to purchase 3,867,960 and 26,050,049 shares of common stock at weighted-average exercise prices of $2.41 and $17.11 per share, respectively, have been excluded from the computation of diluted net earnings per share for the three months ended September 30, 2001 and 2000, as their effect would have been antidilutive. Options to purchase 17,141,967 and 15,435,364 shares of common stock at weighted-average exercise prices of $10.81 and $13.97, per share, respectively, have been excluded from the computation of diluted net earnings per share for the nine months ended September 30, 2001 and 2000, as their effect would have been antidilutive.

   2,923,296 and 4,519,371 shares of common stock subject to repurchase at weighted-average prices of $0.25 and $0.26, per share, respectively, have been excluded from the computation of diluted net loss per share for the three months ended September 30, 2001 and 2000, as their effect would have been antidilutive. 3,480,416 and 6,180,488 shares of common stock subject to repurchase at weighted-average prices of $0.23 and $0.24, per share, respectively, have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2001 and 2000, as their effect would have been antidilutive.

   Warrants to purchase 116,316 and 121,104 shares of common stock at a weighted-average exercise price of $2.125 have been excluded from the computation of diluted net earnings per share for the three and nine months ended September 30, 2001 and 2000, respectively, as their effect would have been antidilutive.

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

Note 5. Stock Option Exchange Program

   In April 2001, the Company commenced an option exchange program under which all of its option holders were given the opportunity to exchange all or part of their existing options to purchase common stock of the Company for a smaller number of options, with a new exercise price and a new vesting schedule. Each two options were eligible for exchange for one new option, at an exercise price of $14.63 per share and with a four-year vesting period, beginning April 20, 2001, with a six-month "cliff" and monthly vesting thereafter. The right to exchange terminated May 18, 2001. Options to purchase approximately 5.1 million shares were returned in the exchange program, reducing outstanding options by approximately 2.6 million. The new options were granted under the Interwoven 1999 Equity Incentive Plan and 2000 Stock Incentive Plan. The Company will account for the exchanged options as a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the statement of operations for each reporting period. Due to the decline in the market price of the Company's stock during the third quarter of 2001, below the exercise price of the exchanged options, the Company reversed $234,000 in compensation expense previously recognized in 2001.

Note 6. Recent Pronouncements

   On September 29, 2001, the Financial Accounting Standards Board (FASB), voted unanimously to approve SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 will require the purchase method of accounting on all transactions initiated after September 30, 2001 and the pooling of interests method will no longer be allowed. SFAS No. 142 will require that goodwill and all identifiable intangible assets that have an infinite life be recognized as assets but not be amortized. These assets will be assessed for impairment on an annual basis. Identifiable intangible assets that have a finite life will continue to be segregated from goodwill and amortized over their useful lives. These assets will be assessed for impairment pursuant to guidance in SFAS No. 121. Companies will be required to maintain documentation of their impairment testing activities and include significant disclosure in filings in the event of an impairment charge. Goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 (previously recognized goodwill and intangible assets) will be accounted for in accordance with the provisions of SFAS No. 142 beginning January 1, 2002. The Company has not determined the impact of these pronouncements on its financial position and results of operations. Any acquisitions consummated between July 1, 2001 and December 31, 2001 will be accounted for in accordance with the provisions of SFAS No. 141 and SFAS No. 142.

                               INTERWOVEN, INC.

   In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations,". SFAS No. 143 requires that the fair value of retirement obligations be recognized as a liability when they are incurred and that the associated retirement costs be capitalized as a long-term asset and expensed over its useful life. The provisions of SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect that the adoption of SFAS No. 143 will have a significant effect on its financial position or results of operations.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operation.

   In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity", which was subsequently amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of SFAS No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133". SFAS No. 137 requires adoption of SFAS No. 133 in years beginning after September 15, 2000. SFAS No. 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. It requires the Company to recognize all derivatives on the balance sheet at fair value; derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Company adopted SFAS No. 133 effective January 1, 2001, and such adoption did not have a material impact on its consolidated financial statements.

Note 7. Acquisitions

   On July 18, 2000, the Company acquired all of the outstanding capital stock of Neonyoyo, Inc. in exchange for approximately $8.0 million in cash and approximately 2,174,000 shares of its common stock. In addition, the Company assumed options to purchase a total of 33,862 shares of its common stock in exchange for all issued and outstanding Neonyoyo options. Part of the cash consideration paid for the acquisition by the Company is payable to these option holders upon the exercise of such assumed options. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of Neonyoyo have been included in the Company's consolidated financial statements from July 18, 2000.

   On October 31, 2000, the Company acquired all of the outstanding capital stock of Ajuba Solutions, Inc. in exchange for approximately 360,000 shares of Interwoven common stock. In addition, the Company issued options to purchase a total of approximately 218,000 shares of its common stock in exchange for all issued and outstanding Ajuba options. The Company also paid approximately $650,000 to Ajuba in connection with the acquisition. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of Ajuba have been included in Company's consolidated financial statements from October 31, 2000.

                               INTERWOVEN, INC.

   On November 1, 2000, the Company acquired all of the outstanding capital stock of Metacode Technologies, Inc. in exchange for approximately 1,860,000 shares of its common stock. In addition, the Company issued options to purchase a total of 914,000 shares of its common stock in exchange for all issued and outstanding Metacode options and the Company also paid approximately $5.3 million to Metacode in connection with the acquisition. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of Metacode have been included in Company's consolidated financial statements from November 1, 2000.

   The amounts and components of the purchase price, and the preliminary allocation of the purchase price to assets acquired as of the acquisition dates, were as follows (in thousands):

                                                                  Ajuba     Metacode
                                                       Neonyoyo Solutions Technologies
                                                       -------- --------- ------------
Components of purchase price:
Cash.................................................. $ 9,949   $   650    $  5,250
Equity................................................  76,311    21,061     114,049
Incremental fair value of common stock options assumed       6     2,094      30,613
Transaction costs.....................................   1,967     1,105       2,601
                                                       -------   -------    --------
       Total purchase price........................... $88,233   $24,910    $152,513
                                                       =======   =======    ========
Allocation of purchase price:
Tangible assets....................................... $ 1,116   $ 2,073    $  5,206
Intangible assets
   Workforce..........................................     582     1,480       1,700
   Goodwill...........................................  77,907    25,733     143,473
   Assumed liabilities................................     (25)   (4,376)       (566)
   In-process research and development................   1,724        --         100
   Covenants not to compete...........................   6,929        --          --
   Completed technology...............................      --        --       2,600
                                                       -------   -------    --------
       Net assets acquired............................ $88,233   $24,910    $152,513
                                                       =======   =======    ========

   The original purchase price allocations for each acquisition were based on preliminary unaudited information. Subsequent to each acquisition date and upon completion of audits of each acquiree and the integration of the acquisitions, a number of adjustments have been made to the respective acquisition balance sheet assets and goodwill, including a $3.7 million adjustment in respect of Metacode to reduce cash and cash equivalents, and an aggregate non-cash adjustment of $2.3 million in respect of Neonyoyo and Ajuba, relating primarily to reversals of excess accruals for acquisition related expenses.

   The following unaudited pro forma financial data representing the results of operations had the entities been combined with Interwoven for the quarters ended September 30, 2001 and 2000 and includes the straight-line amortization of intangibles over a period of two to four years (in thousands, except per share amounts).

                               Three months ended   Nine months ended
                                  September 30,       September 30,
                               ------------------  -------------------
                                 2001      2000      2001       2000
                               --------  --------  ---------  --------
Revenue....................... $ 43,188  $ 40,095  $ 158,696  $ 79,573
Net loss......................  (39,100)  (26,832)  (101,862)  (99,335)
Weighted average common shares  100,672    96,126     99,508    93,943
Net loss per share............ $  (0.39) $  (0.28) $   (1.02) $  (1.06)

                               INTERWOVEN, INC.

Note 8. Facilities Relocation Charges

   During the nine months ended September 30, 2001, the Company recorded a $22.2 million charge associated with costs of relocation of its facilities. These charges included $16.7 million in lease abandonment charges relating to the consolidation of the Company's three facilities in the Silicon Valley into one single corporate location, as well as costs associated with abandoned leased facilities in Austin. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Facilities relocation charges also include $3.5 million consisting of the write-down of certain operating equipment and leasehold improvements associated with the abandoned facilities. Additionally, the Company incurred charges of $2.0 million, through September 30, 2001, as a result of duplicate lease costs associated with the dual occupation of its current and abandoned facilities. The relocation charges are an estimate as of September 30, 2001 and may change as we obtain subleases for the existing facilities and the actual sublease income is known. At September 30, 2001, payments of $809,000 had been made in connection with these charges. At September 30, 2001, $16.8 million had been accrued and is payable through 2007.

   A summary of the facilities relocation charges is as follows (in thousands):

            Non-cancelable lease commitments................ $16,736
            Write-down of leaseholds and operating equipment   3,470
            Duplicate facility lease costs and other........   1,960
                                                             -------
                                                             $22,166
                                                             =======

Note 9. Stock Repurchase Program

   In September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of the Company's common stock in the open market. During the third quarter of 2001, the Company repurchased 827,500 shares of common stock at a cost of $3.6 million. At September 30, 2001, $21.4 million remained available under the program to repurchase additional shares.

Note 10. Subsequent Events

   On November 8, 2001, the Company and certain of its officers and directors, together with certain investment banking firms, were named as defendants in a purported securities class-action lawsuit filed with the United States District Court, Southern District of New York. The complaint asserts that the prospectuses for the Company's October 7, 1999 initial public offering and its January 26, 2000 follow-on public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaint alleges under Sections 11 and 15 of the Securities Act of 1933 against the Company and certain of its officers and directors. The plaintiff seeks damages in an unspecified amount. The Company believes that this lawsuit is without merit and intends to defend the litigation vigorously. An unfavorable resolution of such suit could significantly harm the Company's business, operating results, and financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements throughout this section regarding our future performance. For example, we make projections regarding future revenue, gross profit and various operating expense items, as well as future liquidity. All forward-looking statements included in this document are based on the information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Forward-looking statements involve risks and uncertainties, and actual results may differ materially from the results discussed in this report. Factors that might cause such a difference include, but are not limited to, those discussed in "Factors Affecting Future Results". Readers are urged to review and consider carefully our various disclosures, in this report and in our Annual Report on Form 10-K as amended, that advise interested parties of risks and uncertainties that affect our business.

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

  . the amount and timing of operating costs relating to expansion of our business;

  . the announcement or introduction of new products or services by us or our competitors;

  . our ability to attract and retain personnel, particularly management, engineering and sales personnel and technical consultants;

  . our ability to upgrade and develop our systems and infrastructure to accommodate our growth; and

  .  costs related to acquisition of technologies or businesses.

   The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this report.

Overview

   Interwoven was incorporated in March 1995 to provide software products and services for web content management. Our products allow large teams of people across an enterprise to contribute and edit web content on a collaborative basis, reducing the time-to-web for critical eBusiness initiatives. From March 1995 through March 1997, we were a development stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We subsequently developed and released enhanced versions of TeamSite and have introduced related products. As of September 30, 2001, we had sold our products and services to over 850 customers. We market and sell our products through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Austin, Boston, Chicago, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C. In addition, we have offices in Australia, Brazil, Canada, France, Germany, Hong

Kong, Japan, Mexico, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. We had 913 employees as of September 30, 2001.

   We derive revenues from the license of our software products and from services we provide to our customers. To date, we have derived the majority of our license revenues from licenses of TeamSite. License revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, the license fee is fixed or determinable and collection of the fee is probable. In addition to the aforementioned items, when assessing probability of collection, we consider the numbers of years in business, history of collection, and product acceptance within each geographic sales region. Services revenues consist of professional services and maintenance fees. Professional services primarily consist of software installation and integration, business process consulting and training. We generally bill our professional services customers on a time and materials basis and recognize revenues as the services are performed. Maintenance agreements are typically priced based on a percentage of the product license fee, and typically have a one-year term that is renewable annually. Services provided to customers under maintenance agreements include technical product support and an unspecified number of product upgrades as released by us during the term of a maintenance agreement. Revenues from maintenance support agreements are recognized ratably over the term of the agreement.

   We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we have incurred net losses through the quarter ending September 30, 2001 and had an accumulated deficit of $159.9 million as of September 30, 2001. We anticipate that our cost of services revenues and operating expenses in absolute dollars will increase in the future as we grow our services organization to support an increased level and expanded number of services offered, increase our sales and marketing operations, develop new distribution channels, fund greater levels of research and development, and improve our operational and financial systems. In addition, our limited operating history and the weakness of the current economic environment generally makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that we will achieve or sustain profitability.

   We have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as acquisition and stock-based compensation charges. We expect to have additional charges of this nature in the future, which will increase our losses inclusive of these non-cash expenses.

   We acquired three companies in 2000: Neonyoyo, Inc.; Ajuba Solutions, Inc.; and Metacode Technologies, Inc. Under U.S. generally accepted accounting principles, we have accounted for the three business combinations using the purchase method of accounting and recorded the market value of our common stock and options issued in connection with them and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated among the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete, based on their respective fair values. We allocated to goodwill the excess of the purchase cost of the businesses acquired over the fair value of the net assets acquired. The impact of purchase accounting on our operating results is significant. The impact of these mergers and acquisitions resulted in amortization of acquired intangible assets of $22.2 million for the quarter ended September 30, 2001 and $66.2 million for the nine months ended September 30, 2001.

   We have also recorded deferred compensation related to options assumed and shares issued to effect business combinations, options granted below fair market value associated with our initial public offering in October 1999, and our recent option exchange program.

   The following table reflects the prospective impact of deferred compensation costs and the annual amortization of purchased intangibles attributable to our mergers and acquisitions in the past two years (in thousands). Included in the prospective impact of deferred compensation costs are the projected variable accounting charges that are based on the assumption that the Company's stock price will remain unchanged in future periods as that at September 30, 2001. The variable component of the accounting charge will be reassessed and reflected in the income statement each reporting period.

                                               Fiscal Year
                                      -----------------------------
                                        2001    2002   2003   2004
                                      -------- ------ ------ ------
             Intangible assets....... $ 88,244 $2,720 $  650 $  542
             Stock-based compensation   14,196  6,716  2,965  1,076
                                      -------- ------ ------ ------
                                      $102,440 $9,436 $3,615 $1,618
                                      ======== ====== ====== ======

   In September 2001, the Board of Directors authorized the repurchase of up to $25.0 million of our common stock. As of September 30, 2001, $21.4 million remained available under the program.

Results of Operations

   The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

                                                      Three months ended Nine months ended
                                                        September 30,      September 30,
                                                      ----------------   ---------------
                                                       2001        2000   2001       2000
                                                      ----        ----   ----       ----
Revenues:
   License...........................................  48 %        67 %   57 %       66 %
   Services..........................................  52          33     43         34
                                                      ---         ---    ---        ---
       Total revenues................................ 100         100    100        100

Cost of revenues:
   License...........................................   2           1      1          1
   Services..........................................  32          29     29         31
                                                      ---         ---    ---        ---
       Total cost of revenues........................  34          30     30         32
Gross profit.........................................  66          70     70         68

Operating expenses:
   Research and development..........................  16          13     15         14
   Sales and marketing...............................  52          54     48         58
   General and administrative........................  13           9     11         11
   Amortization of deferred stock-based compensation.   7           4      8          4
   Amortization of acquired intangible assets........  51          13     42          7
   Facilities relocation charges.....................  22          --     14         --
   Write-off of in-process research and development..  --           4     --          2
                                                      ---         ---    ---        ---
       Total operating expenses...................... 161          97    138         96
                                                      ---         ---    ---        ---
Loss from operations................................. (95)        (27)   (68)       (28)
Interest income and other, net.......................   4           8      5         12
                                                      ---         ---    ---        ---
Net loss before provision for income taxes........... (91)        (19)   (63)       (16)
Provision for income taxes...........................  --          --      1         --
                                                      ---         ---    ---        ---
Net loss............................................. (91)%       (19)%  (64)%      (16)%
                                                      ===         ===    ===        ===

Three months ended September 30, 2000 and 2001

  Revenues

   Total revenues increased 10% from $39.4 million for the three months ended September 30, 2000 to $43.2 million for the three months ended September 30, 2001. This increase was attributable to greater market acceptance of our products and services, expanded product configurations and the higher average number of user seat licenses purchased per order, as well as an increase in services revenues generated by an expanded number of customers who licensed our products. The number of new customers increased from 503 as of September 30, 2000 to 850 as of September 30, 2001. The average sales price of an initial production order was $282,000 for the three months ended September 30, 2000 and $287,000 for the three months ended September 30, 2001. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff, which numbered 263 persons as of September 30, 2000 and 375 persons as of September 30, 2001, and as a result of increased levels of partner-influenced sales.

   License. License revenues decreased 22% from $26.5 million for the three months ended September 30, 2000 to $20.7 million for the three months ended September 30, 2001. The decrease in license revenues in absolute dollars was a result of a general slowdown in the global economy compounded by a significant disruption in business operations as a result of the tragic events of September 11, 2001. As a result of these events, potential customers who were directly affected by the attacks either postponed or canceled the sales process. License revenues represented 67% and 48% of total revenues for the three months ended September 30, 2000 and 2001, respectively. The decrease in license revenues as a percentage of total revenues reflects delays in customer spending and the general slowdown in the global economy and strong services revenues.

   Services. Services revenues increased 75% from $12.9 million for the three months ended September 30, 2000 to $22.5 million for the three months ended September 30, 2001. Services revenues represented 33% and 52% of total revenues, respectively, in those periods. The increase in services revenues reflects a $6.4 million increase in maintenance fees and a $3.1 million increase in professional services fees. The increased maintenance fees reflect maintenance fees from our larger customer base and the increase in professional service fees reflect increased professional services staff. We have made and we expect to continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers.

  Cost of Revenues

   License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased 108% from $317,000 for the three months ended September 30, 2000 to $660,000 for the three months ended September 30, 2001. Cost of license revenues represented 1% and 3%, respectively, of license revenues in the three months ended September 30, 2000 and September 30, 2001. The increase in absolute dollars of cost of license revenues was attributable to an increase in royalties paid to third party software vendors.

   We expect cost of license revenues to increase in absolute dollar amounts in the future. We also expect cost of license revenues as a percentage of license revenues to vary from period to period depending primarily on the amount of license revenues recognized in each period.

   Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support personnel, and to a lesser extent, subcontractor expenses. Cost of services revenues increased 21% from $11.6 million for the three months ended September 30, 2000 to $14.0 million for the three months ended September 30, 2001. Cost of services revenues represented 90% and 62% of services revenues, respectively, in those periods. This increase in absolute dollars of cost of services revenues was primarily attributable to an increase in the number of in-house services personnel from 187 to 255. The decrease in cost of services revenues as a percentage of services revenues was a result of improved productivity in the services organization.

   We have experienced significant increases in our cost of services and our services revenues have increased at a slower rate. Since services revenues have lower gross margins than license revenues, our gross margins will decline if our service revenues grow faster than our license revenues. We expect cost of services revenues as a percentage of services revenues to vary from period to period depending in part on whether the services are performed by our in-house staff or by subcontractors, and on the overall utilization rates of our in-house professional services staff. The utilization of in-house staff or subcontractors is affected by the mix of services we provide, which is unpredictable.

  Gross Profit

   Gross profit increased 4% from $27.5 million for the three months ended September 30, 2000 to $28.5 million for the three months ended September 30, 2001. Gross profit represented 70% and 66% of total revenues, respectively, in those periods. The decrease in gross profit as a percentage of total revenues was a result of the decrease in license revenues as a percentage of total revenues resulting from a general slowdown in the global economy. We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues.

  Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses increased 38% from $5.1 million for the three months ended September 30, 2000 to $7.0 million for the three months ended September 30, 2001, representing 13% and 16% of total revenues in those periods, respectively. This increase in absolute dollar amounts was due to increases in the number of our product development personnel, which grew from 86 to 172 persons, and to higher associated wages, salaries and recruitment costs. We believe that continued investment in research and development is critical to our strategic objectives, and we expect the dollar amounts of research and development expenses to increase in future periods. We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel as well as the size and timing of product development projects and revenue fluctuations. To date, all software development costs have been expensed in the period incurred.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 5% from $21.2 million for the three months ended September 30, 2000 to $22.3 million for the three months ended September 30, 2001, representing 54% and 52% of total revenues in those periods, respectively. This increase in absolute dollar amounts primarily reflects increases in sales and marketing personnel costs of $2.5 million, increased marketing-related costs of $635,000 and increases in other expenses such as rent, depreciation of fixed assets and travel expenses, partially offset by a decrease in commissions and bonuses of $3.6 million. The decrease in sales and marketing expenses as a percentage of total revenues reflects total revenues increasing more rapidly than sales and marketing expenses due to the management of sales and marketing spending in light of the current economic slowdown. We are endeavoring to control, and possibly reduce, our sales and marketing costs in absolute dollars throughout the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would continue to invest in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

   General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 48% from $3.7 million for the three months ended September 30, 2000 to $5.5 million for the three months ended September 30, 2001, representing 9% and 13% of total revenues, respectively. This increase in absolute dollar amounts was due to additional staffing of general and administrative functions to support expanded operations. The increase in general and administrative expenses as a percentage of total revenues reflects increasing general and administrative expenses due to hiring of additional personnel and due to a decline in license revenues. We are endeavoring to control, and possibly reduce, our general and administrative costs in absolute dollars throughout the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would continue to invest in order to support expanding operations. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects and revenue growth.

   Amortization of Deferred Stock-Based Compensation. We recorded deferred stock-based compensation of $7.3 million and $30.4 million for stock options granted in 1999 and stock options granted and assumed in 2000, respectively. In 2000, we recorded deferred stock-based compensation of $28.8 million in connection with granting of stock options and issuance of shares related to the acquisitions of Neonyoyo, Metacode Technologies and Ajuba Solutions. Amortization of deferred stock-based compensation was $1.5 million and $3.2 million for the three months ended September 30, 2000 and 2001, respectively. Approximately $159,000, $686,000, $305,000 and $354,000 of deferred stock-based compensation amortization relates to personnel in services, research and development, sales and marketing and general and administrative departments, respectively, for the three months ended September 30, 2000. Approximately $10,000, $2.0 million, $1.1 million and $148,000 of deferred stock-based compensation amortization relates to personnel in services, research and development, sales and marketing and general and administrative departments, respectively, for the three months ended September 30, 2001. We expect amortization of deferred stock-based compensation to be approximately $14.2 million and $6.7 million for 2001 and 2002, respectively, which includes an estimated variable accounting charge based on the assumption that the Company's stock price will remain unchanged in future periods as that of September 30, 2001. The variable accounting charge relates to the stock option exchange program, which is a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the income statement for each reporting period.

   Amortization of Acquired Intangible Assets. In July 2000, we recorded intangible assets of approximately $87.1 million in connection with the acquisition of Neonyoyo, Inc. Goodwill related to this transaction approximated $77.9 million and intangible assets related to workforce and covenants not to compete of Neonyoyo, Inc. approximated $7.5 million of the purchase price. The total purchase price for this acquisition was approximately $88.2 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. In October 2000, we recorded intangible assets of approximately $27.2 million in connection with the acquisition of Ajuba Solutions, Inc. including goodwill in the amount of approximately $25.7 million and intangible assets related to workforce of approximately $1.5 million of the purchase price. The total purchase price for this acquisition was approximately $24.9 million. In November 2000, we recorded intangible assets of approximately $147.9 million in connection with the acquisition of Metacode Technologies, Inc. including goodwill of approximately $143.5 million, intangible assets related to workforce of Metacode of approximately $1.7 million and completed technology of approximately $2.6 million of the purchase price. The total purchase price for this acquisition was approximately $152.5 million. Amortization of acquired intangible assets was $5.0 million and $22.2 million for the three months ended September 30, 2000 and 2001, respectively. We expect amortization of acquired intangible assets to be $88.2 million and $2.7 million for fiscal years 2001 and 2002, respectively.

   The original purchase price allocations for each acquisition were based on preliminary unaudited information. Subsequent to each acquisition date and upon completion of audits of each acquiree and the integration of the acquisitions, a number of adjustments have been made to the respective acquisition balance sheet assets and goodwill, including a $3.7 million adjustment in respect of Metacode to reduce cash and cash equivalents, and an aggregate non-cash adjustment of $2.3 million in respect of Neonyoyo and Ajuba, relating primarily to reversals of excess accruals for acquisition related expenses during the nine months ended September 30, 2001.

   These acquisitions were accounted for as purchase business combinations. In connection with these acquisitions, we recorded $247.1 million in goodwill and $15.1 million in other intangible assets. As of

September 30, 2001, our stock price had declined significantly since the respective valuation dates of the shares issued in connection with each acquisition. After September 30, 2001, our stock price has been volatile. Due to these changes, along with changes in the markets in which we compete and in the United States and global economies, we have begun an analysis to evaluate our product offering and cost containment strategies. In connection with our analysis, we also will evaluate whether the respective fair values of our goodwill and other intangible assets may be less than their respective carrying values. This process will include an analysis of estimated cash flows that we expect to generate from future operations for purposes of determining whether an impairment of goodwill and other intangible assets has occurred. If, as a result of our analysis, we determine that there has been an impairment of goodwill and other intangible assets, the carrying value of these assets would be written down to their fair values as a charge against our operating results in the period that the determination is made. A significant impairment would harm our financial position and operating results.

   Facilities Relocation Charges. During the three months ended September 30, 2001, we recorded a $9.4 million charge associated with costs of relocation of our facilities. These charges included $3.9 million in lease abandonment charges relating to the consolidation of our three facilities in the Silicon Valley into one single corporate location and costs associated with abandoned leased facilities in Austin. Facilities relocation charges also include $3.5 million consisting of the write-down of certain operating equipment and leasehold improvements associated with the abandoned facilities. We also incurred charges of $2.0 million, through September 30, 2001, as a result of duplicate lease costs associated with the dual occupation of our current and abandoned facilities. The relocation charges are an estimate as of September 30, 2001 and may change if we obtain subleases for the existing facilities and the actual sublease income is known. At September 30, 2001, payments of $809,000 had been made in connection with these charges. At September 30, 2001, $16.8 million had been accrued and is payable through 2007.

   Interest Income and Other, Net. Interest income and other, net, decreased from $3.2 million for the three months ended September 30, 2000 to $2.0 million for the three months ended September 30, 2001 due to the decrease in interest rates earned on cash and short term investments.

   Provision for Income Taxes. There was no provision for income taxes for the three months ended September 30, 2001, based on a pretax loss of $39.1 million. During the three months ended September 30, 2001, we changed our estimate of the annual effective tax rate as a result of revised expectations for operating results for fiscal year 2001. As a result of this change, the income tax provision recorded for the six months ended June 30, 2001, did not need to be changed during the three months ended September 30, 2001, in order to reflect the effective tax rate for the year. Accordingly, there was no provision for income taxes recorded during the three months ended September 30, 2001. Prior to this change, excluding the effect of amortization of deferred stock-based compensation, amortization of acquired intangible assets and facilities relocation charges, the effective tax rate was 33%.

Nine months ended September 30, 2000 and 2001

   Revenues. Total revenues increased 105% from $77.5 million for the nine months ended September 30, 2000 to $158.7 million for the nine months ended September 30, 2001. This increase was attributable to greater market acceptance of our products and services, expanded product configurations and the greater quantity of user seats purchased on average, as well as an increase in licenses and services revenues generated by an expanded number of customers who licensed our products. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff, which numbered 263 persons as of September 30, 2000 and 375 persons as of September 30, 2001, and a result of increased levels of partner-influenced sales.

   License. License revenues increased 76% from $51.3 million for the nine months ended September 30, 2000 to $90.4 million for the nine months ended September 30, 2001. License revenues represented 66% and 57% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues reflects delays in customer spending and the general slowdown in the economy. The increase in license revenues in absolute dollars reflects our growing customer base.

   Services. Services revenues increased 161% from $26.2 million for the nine months ended September 30, 2000 to $68.3 million for the nine months ended September 30, 2001. Services revenues represented 34% and 43% of total revenues, respectively, in those periods. The increase in services revenues as a percentage of total revenues reflects a $19.9 million increase in professional services fees, a $19.8 million increase in maintenance fees and a $2.4 million increase in training fees. The increased professional services and maintenance fees were due to increased demand for services and maintenance from a larger customer base, and due to an increase in the number of professional services staff.

  Cost of Revenues

   License. Cost of license revenues was $584,000 for the nine months ended September 30, 2000 and increased to $1.8 million for the nine months ended September 30, 2001. Cost of license revenues represented 1% and 2% of license revenues in the nine months ended September 30, 2000 and September 30, 2001, respectively.

   Services. Cost of services revenues increased 91% from $24.2 million for the nine months ended September 30, 2000 to $46.1 million for the nine months ended September 30, 2001. Cost of services revenues represented 92% and 68% of services revenues, respectively, in those periods. This increase in absolute dollars was primarily attributable to an increase in the number of in-house staff from 187 to 255. The decrease in cost of services revenues as a percentage of services revenues was a result of improved productivity in the services organization.

   Gross Profit. Gross profit increased 110% from $52.8 million for the nine months ended September 30, 2000 to $110.8 million for the nine months ended September 30, 2001. Gross profit represented 68% and 70% of total revenues, respectively, in those periods. This increase in absolute dollar amounts reflects increased license and services revenues from a larger customer base. The increase in gross profit as a percentage of total revenues was a result of an improvement in the effective staff utilization rate of our professional services organization, which offset the impact on gross profit of the decrease in license revenues as a percentage of total revenues.

  Operating Expenses

   Research and Development. Research and development expenses increased 128% from $10.5 million for the nine months ended September 30, 2000 to $23.9 million for the nine months ended September 30, 2001, representing 14% and 15% of total revenues, respectively, in those periods. This increase in absolute dollar amounts was due to increases in the number of product development personnel, which grew from 86 to 172 persons, and to higher associated wages, salaries and recruitment costs.

   Sales and Marketing. Sales and marketing expenses increased 71% from $45.1 million for the nine months ended September 30, 2000 to $77.0 million for the nine months ended September 30, 2001, representing 58% and 48% of total revenues in those periods, respectively. This increase in absolute dollar amounts primarily relates to increases in sales and marketing personnel costs of $17.5 million, increased marketing-related costs of $3.5 million, increased travel costs of $2.7 million, and the remainder is mostly attributable to other expenses such as rent, depreciation of fixed assets, telephone and utilities. The decrease in sales and marketing expenses as a percentage of total revenues reflects total revenue increasing more rapidly than sales and marketing expenses due to increases in product prices and the management of sales and marketing spending in light of the current economic slowdown.

   General and Administrative. General and administrative expenses increased 99% from $8.5 million for the nine months ended September 30, 2000 to $16.9 million for the nine months ended September 30, 2001, representing 11% total revenues in both periods. This increase in absolute dollar amounts was due to additional staffing of general and administrative functions to support expanded operations. We are endeavoring to control, and possibly reduce, our general and administrative costs in absolute dollars throughout the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would continue to invest in order to support expanding operations. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects.

   Amortization of Deferred Stock-Based Compensation. Amortization of deferred stock-based compensation was $3.0 million and $12.1 million for the nine months ended September 30, 2000 and 2001, respectively. Approximately $541,000, $879,000, $1,020,000 and $514,000 of deferred stock-based compensation amortization relates to personnel in services, research and development, sales and marketing and general and administrative departments, respectively, for the nine months ended September 30, 2000. Approximately $261,000, $7.0 million, $4.0 million and $849,000 of deferred stock-based compensation amortization relates to personnel in services, research and development, sales and marketing and general and administrative departments, respectively, for the nine months ended September 30, 2001.

   Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $5.1 million and $66.2 million for the nine months ended September 30, 2000 and 2001, respectively, associated with intangible assets recognized in connection with our acquisitions of Neonyoyo, Metacode Technologies and Ajuba Solutions.

   Facilities Relocation Charges. During the nine months ended September 30, 2001, we recorded a $22.2 million charge associated with costs of relocation of our facilities. These charges included $16.7 million in lease abandonment charges relating to the consolidation of our three facilities in the Silicon Valley into one single corporate location and costs associated with abandoned leased facilities in Austin. Facilities relocation charges also include $3.5 million consisting of the write-down of certain operating equipment and leasehold improvements associated with the abandoned facilities. We also incurred charges of $2.0 million, through September 30, 2001, as a result of duplicate lease costs associated with the dual occupation of our current and abandoned facilities.

   Interest Income and Other, Net. Interest income and other, net, decreased from $9.2 million for the nine months ended September 30, 2000 to $7.0 million for the nine months ended September 30, 2001 due to the decrease in interest rates earned on cash and short term investments.

   Provision for Income Taxes. Income tax expense was $1.4 million for the nine months ended September 30, 2001, based on a pretax loss of $100.4 million. During the three months ended September 30, 2001, we changed our estimate of the annual effective tax rate as a result of revised expectations for operating results for fiscal year 2001. As a result of this change, the income tax provision recorded during the six months ended June 30, 2001, did not need to be changed during the three months ended September 30, 2001, in order to reflect the effective tax rate for the year. Accordingly, there was no provision for income taxes recorded during the three months ended September 30, 2001. Prior to this change, excluding the effect of amortization of deferred stock-based compensation, amortization of acquired intangible assets and facilities relocation charges, the effective tax rate was 33%.

Liquidity and Capital Resources

   Net cash provided by operating activities was $5.6 million and $10.7 million in the nine months ended September 30, 2000 and 2001, respectively. Net cash provided by operating activities in the 2000 period primarily reflected net losses offset, in part by an increase in accrued liabilities and deferred revenue offset by increases in accounts receivable. Net cash provided by operating activities in the 2001 period primarily reflected increasing net losses offset, in part by amortization of acquired intangibles, facilities relocation charges, amortization of stock-based compensation and increases in accrued liabilities and deferred revenue, offset by decreases in accounts payable.

   During the nine months ended September 30, 2000 and 2001 investing activities included purchases of property and equipment, principally computer hardware and software for our growing number of employees.

Cash used to purchase property and equipment was $8.1 million and $13.6 million during the nine months ended September 30, 2000 and 2001, respectively. We expect that capital expenditures will increase as we grow our operations, infrastructure and personnel. As of September 30, 2001 we had no material capital expenditure commitments.

   During the nine months ended September 30, 2000 and 2001, our investing activities included purchases and maturities of short-term and long-term investments. Net purchases of investments approximated $102.4 million during the nine months ended September 30, 2000. Net maturities of investments were $38.8 million during the nine months ended September 30, 2001. As of September 30, 2001, we have not invested in derivative securities. We expect that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

   During the nine months ended September 30, 2001, our investing activities included a $3.8 million purchase price adjustment, which related to Metacode Technologies, Inc. The purchase price adjustment reflects a reduction in the valuation of cash and investments, subsequent to the acquisition date and upon completion of an audit of Metacode Technologies, Inc.

   During the nine months ended September 30, 2000, our investing activities included the acquisition of Neonyoyo, Inc. The net cash paid in connection with the acquisition was $8.0 million.

   Net cash provided by financing activities in the nine months ended September 30, 2000 and 2001 was $155.8 million and $8.3 million, respectively. Net cash provided by financing activities primarily reflects the proceeds of issuance of common stock in each of these periods. During September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of our common stock on the open market. During the nine months ended September 30, 2001, we repurchased 827,500 of our common shares on the open market at a cost of $3.6 million under this program.

   At September 30, 2001, our sources of liquidity consisted of $224.3 million in cash, cash equivalents and investments. At September 30, 2001, we had $178.6 million in working capital. We have a $5.0 million line of credit with Silicon Valley Bank, which bears interest at the bank's prime rate, which was 6.5% at September 30, 2001. The line of credit is secured by all of our tangible and intangible assets. We must also maintain minimum quarterly unrestricted cash, cash equivalents and short-term investments, among other things. We have a $20.0 million line of credit with Washington Mutual Business Bank, which bears interest at the Wall Street Journal's prime rate, which was 6.5% at September 30, 2001 and is secured by cash. We have a $15.2 million line of credit with Wells Fargo Bank, which is secured by cash and bears interest at our option of either: (1) a variable rate of 1% below the bank's prime rate adjusted from time to time or (2) a fixed rate of 1.5% above the Libor in effect on the first day of the term. None of the lines of credit were used as of September 30, 2001. We intend to maintain the lines of credit. As of September 30, 2001, we were in compliance with all of our financial covenants and restrictions under the lines of credit.

   We believe that our current cash, cash equivalents, short-term investment balances, cash flows from operations and funds available under existing credit facilities will be sufficient to meet our working capital requirements and capital expenditures for the foreseeable future. Long-term, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. There can be no assurance that additional financing will be available on acceptable terms, if at all.

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

   We have a limited operating history and are still in the early stages of our development, which makes the evaluation of our business operations and our prospects difficult. We shipped our first product in May 1997. Since that time, we have derived substantially all of our revenues from licensing our TeamSite product and related products and services. In evaluating our common stock, you should consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet and corporate information technology spending. These risks and difficulties, as they apply to us in particular, include:

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

  . our need to establish and maintain strategic relationships with other companies, some of which may in the future become our competitors; and

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

   We have incurred net losses from operations in each quarter since our inception through the quarter ended September 30, 2001. Our net losses amounted to $6.3 million in 1998, $15.7 million in 1999, $32.1 million in 2000 and $101.9 million for the nine months ended September 30, 2001. As of September 30, 2001, we had an
accumulated deficit of approximately $159.9 million. We are endeavoring to control, and possibly reduce, our sales and marketing costs in absolute dollars throughout the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would continue to invest in order to expand our customer base and increase brand awareness. To sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all. Furthermore, we have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as, acquisition and stock-based compensation charges. We expect to continue to make acquisitions, incur stock based compensation and intangible amortization charges, which will increase our losses including these non-cash expenses.

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

The recent economic slowdown has reduced our sales and will cause us to experience operating losses.

   The current widespread economic slowdowns in the markets we serve have harmed our sales. Capital spending on information technology in general and capital spending on web initiatives in particular appears to have declined. We expect this trend to continue for the foreseeable future. In addition, since many of our customers are also suffering adverse effects of the general economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectable. In addition, air travel disruption and delays impair our sales efforts and our ability to deliver services to customers, which harms our revenue.

We face significant competition, which could make it difficult to acquire and retain customers and inhibit any future growth.

   We expect market competition to persist and intensify. Competitive pressures may seriously harm our business and results of operations if they inhibit our future growth, or require us to hold down or reduce prices, or increase our operating costs. Our competitors include, but are not limited to:

  .  potential customers that use in-house development efforts;

  . developers of software that directly addresses the need for web content management, such as Documentum, Eprise, Filenet, Intranet Solutions, Microsoft, Rational Software and Vignette.

   We also face potential competition from our strategic partners, such as BEA Systems and IBM, or from other companies, such as Oracle, that may in the future decide to compete in our market. Many of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. For example, Microsoft has recently introduced a content management product and might choose to bundle it with other products in ways that would harm our competitive position. Barriers to entering the web content management software market are relatively low.

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

   To offer products and services to a larger customer base our direct sales force depends on strategic partnerships and marketing alliances to obtain customer leads, referrals and distribution. For example, the majority of our revenues are associated with referrals from our strategic partners. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed. We would also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability to market our products and services successfully. We also rely on our strategic partnerships to aid in the development of our products. Should our strategic partners not regard us as significant for their own businesses, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products and services. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

Because the market for our products is new, we do not know whether existing and potential customers will purchase our products in sufficient quantity for us to achieve profitability.

   The market for web content management software is relatively new and rapidly evolving. We expect that we will continue to need to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that the market for our products will continue to expand.

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

   In connection with our acquisitions, we may be required to write off software development costs or other assets, incur severance liabilities, amortization expenses related to acquired intangible assets, or incur debt, any of which could harm our business, financial condition, cash flows and results of operations. The companies we acquire may not have audited financial statements, detailed financial information, or adequate internal controls. There can be no assurance that an audit subsequent to the completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, contingent or other liabilities, and intellectual property. Any such write off could harm our financial results.

We may be required to write-off all or a portion of the value of assets we acquired in our recent business combinations.

   Accounting principles require companies like us to review the value of assets from time to time to determine whether those values have been impaired. Because our stock price has declined in recent periods, and the stock prices of other companies comparable to us and to companies we acquired have declined in recent periods, we have begun a process of determining whether the value on our balance sheet that those acquired companies represent should be adjusted downward. This process would include an analysis of estimated cash flows expected from future operations. If as a result of this analysis we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value as a charge against operating results in the period that the determination is made. Any significant impairment would harm our operating results for the period in which the charge is recorded, our financial position, and could harm the price of our stock.

Our lengthy sales cycle makes it particularly difficult for us to forecast revenue, requires us to incur high costs of sales, and increases the variability of quarterly fluctuations.

   The time between our initial contact with a potential customer and the ultimate sale, which we refer to as our sales cycle, typically ranges between three and nine months, depending largely on the customer. We believe that the recent economic slowdown has lengthened our sales cycle as customers delay decisions on implementing web initiatives. Further travel delays may interfere with our sales efforts and impair our revenue growth. If we do not shorten our sales cycle, it will be difficult for us to reduce sales and marketing expenses. In addition, as a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This makes it more difficult to predict quarterly financial performance, or to achieve it, and any delay in completing sales in a particular quarter could harm our business and cause our operating results to vary significantly.

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

Stock-based compensation charges and amortization of acquired intangibles will reduce our reported net income.

   In connection with our acquisitions, we allocated a portion of the purchase price to intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete. We have also recorded deferred compensation related to options assumed and shares issued to effect business combinations, as well as options granted below fair market value associated with our initial public offering in October 1999. The future amortization expense related to the acquisitions and deferred stock-based compensation may be accelerated as we assess the value and useful life of the intangible assets, and accelerated expense would reduce our earnings.

   In addition, our stock option repricing program requires us to record a compensation charge on a quarterly basis as a result of variable plan accounting treatment, which will lower our earnings. This charge will be evaluated on a quarterly basis and additional charges will be recorded if the market price of our stock exceeds the price of the repriced options.

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

   To date, we have derived most of our revenues from sales to North American customers. Our experience with international operations is limited, and there are many barriers to competing successfully in the international arena, including:

  .  costs of customizing products for foreign countries;

  . difficulties developing a foreign language graphical user interface for development;

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

   Our services revenue represents a significant component of our total revenue--34% and 43% of total revenue for the nine months ended September 30, 2000 and 2001, respectively. We anticipate that services revenue will continue to represent a significant percentage of total revenue in the future. To a large extent, the level of services revenue depends upon our ability to license products which generate follow-on services revenue. Additionally, services revenue growth depends on ongoing renewals of maintenance and service contracts.

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

   Provisions of our certificate of incorporation and bylaws that may discourage, delay or prevent a change in control include:

  . we are authorized to issue "blank check" preferred stock, which could be issued by our board of directors to increase the number of outstanding shares, or to implement a stockholders rights plan, and thwart a takeover attempt;

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

Defense of class action lawsuits could be costly.

   We have been notified of the commencement of a purported class action litigation alleging violations of federal securities laws by us. While we believe the litigation is without merit, our defense of this litigation could result in substantial costs and diversion of our management's attention and resources, which could have a material adverse effect on our operating results and financial condition in future periods.

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

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of September 30, 2001, our entire portfolio matures in one year or less. For a tabular presentation of interest rate risk sensitive instruments by year of maturity, including the market value and average interest rates for the Company's investment portfolio as of December 31, 2000, see the Company's 2000 Form 10-K, as amended, filed with the Securities and Exchange Commission in March 2001.

   We did not hold derivative financial instruments as of September 30, 2001, and have never held such instruments in the past. In addition, we had no outstanding debt as of September 30, 2001.

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

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings

   On November 8, 2001, we and certain of our officers and directors, together with certain investment banking firms, were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York. The complaint asserts that the prospectuses for our October 7, 1999 initial public offering and our January 26, 2000 follow-on public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against us and certain of our officers and directors. The plaintiff seeks damages in an unspecified amount. We believe this lawsuit is without merit and we intend to defend ourselves vigorously. An unfavorable resolution of such suit could significantly harm our business, operating results, and financial condition.

Item 2. Changes in Securities and Use of Proceeds

   Not applicable.

Item 3. Defaults upon Senior Securities

   Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

   Not applicable.

Item 5. Other Information

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K

   (a) List of Exhibits

Exhibit No. Exhibit Description
----------- -------------------

   10.01    Amended and Restated Ariba Plaza Sublease, dated August 6, 2001 between Ariba, Inc. and the
              Registrant

   (b) Reports on Form 8-K:

   Not applicable.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INTERWOVEN, INC.

                                                     /s/ DAVID M. ALLEN
Dated: November 14, 2001
                                          By: _________________________________
                                                       David M. Allen
                                                 Senior Vice President and
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                    Accounting Officer)

                                   EXHIBITS

Exhibit No. Exhibit Description
----------- -------------------

   10.01    Amended and Restated Ariba Plaza Sublease, dated August 6, 2001 between Ariba, Inc. and the
              Registrant