Form 10-K
period 2001-12-31
INTERWOVEN INC
filed 2002-03-25
CIK 1042431

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 2001 or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from__________ to__________

                       Commission file number 000-27389

                               -----------------

                               INTERWOVEN, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 77-0523543
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                    803 11/th/ Avenue, Sunnyvale, CA 94089
                   (Address of principal executive offices)

                                (408) 774-2000
             (Registrant's telephone number, including area code)

                               -----------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.001 par value;
                   Registered on the Nasdaq National Market
                               (Title of Class)

                               -----------------

   Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 11, 2002 was approximately $750,282,351 (based on the last reported sale price of $8.14 on March 11, 2002 on the Nasdaq Stock Market).

   The number of shares of Common Stock outstanding as of March 11, 2002 was 104,689,798.

   Certain sections of Registrant's definitive proxy statement for the 2002 Annual Meeting of Stockholders to be held on June 6, 2002, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

================================================================================

                               INTERWOVEN, INC.
                         2001 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                    PART I

Item 1.  Business..............................................................................  3
Item 2.  Properties............................................................................ 13
Item 3.  Legal Proceedings..................................................................... 13
Item 4.  Submission of Matters to a Vote of Security Holders................................... 13

                                            PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................. 14
Item 6.  Selected Financial Data............................................................... 15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations. 16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk............................ 37
Item 8.  Financial Statements and Supplementary Data........................................... 38
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. 41

                                           PART III
Item 10. Directors and Executive Officers of the Registrant.................................... 42
Item 11. Executive Compensation................................................................ 44
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
         Matters............................................................................... 44
Item 13. Certain Relationships and Related Transactions........................................ 44

                                             PART IV
Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.......... 45
         Exhibit Index......................................................................... 45
         Signatures............................................................................ 48
         Financial Statements.................................................................. 49

   Interwoven, TeamSite, OpenDeploy, MetaTagger and other product names, taglines, logos and service marks are trademarks of Interwoven, Inc., which may be registered in certain jurisdictions. All other trademarks are owned by their respective owners.

                 CAUTION REGARDING FORWARD-LOOKING STATEMENTS

   Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate" or "continue" and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management's Discussion and Analysis of Financial Condition and Results of Operations contain many such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                    PART I

ITEM 1.   BUSINESS

Overview

   Interwoven provides software products and services that help customers automate the process of developing, managing and deploying content used in business applications. The information technology industry refers to this process as "enterprise content management." Our products are designed to allow content contributors within an organization to create, manage and deploy content assets, such as documents, XML/HTML, rich media, database content and application code. We offer a comprehensive enterprise content management product that can scale from a few users to an entire global enterprise. Our enterprise content management offerings consists of three product lines:
TeamSite--Content Management, which is our enterprise content management system; MetaTagger--Content Intelligence, which is our automated platform for tagging, summarizing and reusing content; and OpenDeploy--Content Distribution, which is used for content replication, distribution and syndication. Our products incorporate widely accepted industry standards that support a wide variety of applications, application servers and authoring tools.

   Interwoven was incorporated in California in 1995 and reincorporated in Delaware in 1999. We released our first product, TeamSite, in 1997, followed by OpenDeploy in 1998 and MetaTagger in 2001.

Products and Services

   Our enterprise content management suite offerings consists of three product lines: TeamSite--Content Management; MetaTagger--Content Intelligence; and OpenDeploy--Content Distribution. Additional modules include: TeamXML, TeamTurbo, TeamSite Global Report Center and OpenSyndicate. We generally license our products on a per-server basis and occasionally license them on an enterprise or site license basis. We also provide services, including professional services, maintenance and support.

TeamSite--Content Management

   Our flagship product, TeamSite, provides a highly scalable infrastructure to manage corporate content including documents, rich media, database content, application code and web content. It is designed to increase the rapid deployment of major eBusiness initiatives, including portals, customer relationship management, Intranet/Internet web sites, web application management, and eCommerce initiatives.

   Enterprise Content Management. TeamSite is designed to collaboratively create, manage and version various content asset types within an enterprise. It allows large numbers of contributors to add content, in parallel, in a carefully managed process. TeamSite is compatible with leading applications, application servers and authoring tools, allowing businesses to leverage existing investments in information technology systems, content and expertise. TeamSite captures and stores the history of content modifications. These content histories, or versions, are managed and tracked for individual files and for whole web sites. TeamSite also enables non-technical content contributors to add content through customer-specific style templates, thereby allowing users to leverage a preferred look and feel where desired.

   Workflow. TeamSite is designed to allow diverse groups of users, including non-technical and technical users, to participate in building and contributing content. To facilitate the management of these contributors, TeamSite automates workflow processes such as task assignment, resource scheduling, content routing, content approval and content tracking through the entire production lifecycle.

   Ease of Use. Our SmartContext Editing feature provides non-technical users with a simple and efficient interface for contributing content as they browse through their work environment. With SmartContext Editing, non-technical contributors are only required to be familiar with a web browser. For web sites with many content contributors, TeamSite offers an easy-to-use, sophisticated technique for tracking multiple content changes and merging them to a single file.

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

   Collaboration Through Work Areas, Staging Areas and Editions.   TeamSite
provides a virtual work area for each contributor. A virtual work area is a local, desktop representation that appears to a contributor as a complete, fully functioning web site. This provides web developers and contributors with the ability to see changes instantaneously in the development environment as they would appear in the actual production site. This approach improves quality by promoting individual accountability, allowing developers to discover costly bugs and helping contributors prevent deployment of inaccurate content to the production site. Users submit revised content from work areas to a common staging area, a pre-production version of the web site that consolidates changes. After the consolidated changes in the staging area are approved, the next edition of the production site can be authorized and deployed. This content management process makes site-level rollbacks, site recovery and site audits possible.

   Content Versioning. TeamSite captures the history of modifications to content within each contributor's work area as well as the content within the common staging area. Our comprehensive content versioning technology allows customers to record and manage web content modifications and capture complete histories of all files. Our optional TeamSite Global Report software module can then be used to audit and report on historical changes made to a web site's files and supporting data files.

   Web Application Development. TeamSite provides programmers with a software development system that accommodates their choice of software development tools. TeamSite's file versioning features allow programmers to track software code modifications. Using TeamSite, programmers can reduce the time required to build, install and test the developed software code by working in a copy of the running web site.

   Interoperability. The architecture of TeamSite enables businesses to implement it without making significant changes to their existing content or systems architecture, resulting in rapid implementation. Additionally, TeamSite's open architecture allows customers to use their preferred content authoring software and application servers. TeamSite currently operates on Sun Solaris, Microsoft Windows NT and Microsoft Windows 2000 operating systems. TeamSite was first shipped in May 1997. We first shipped the current version of TeamSite, TeamSite 5.5.1, in February 2002.

MetaTagger--Content Intelligence

   MetaTagger provides enterprises with an automated, highly advanced metadata capability, enabling them to re-use and re-purpose content across various types of initiatives. Through a systematic and automated process, MetaTagger reduces the tedious, error prone task of classifying and tagging content, while ensuring consistency through the use of controlled vocabularies and business rules. It automatically generates content summaries for use in portals, personalization, search e-mail and data warehousing. MetaTagger enables domain experts and business users alike to classify and add metadata, or data about data, to their own content.

   The user interface enables users to select appropriate tags from pre-defined vocabularies and refine suggested metadata in place. Users have the option of using MetaTagger in a fully automated mode, to leverage the value of their legacy content. MetaTagger works in conjunction with TeamSite as part of the standard publishing workflow. This integration ensures that metadata is captured, stored, versioned, managed and deployed to the output destination. MetaTagger operates on Sun Solaris, Microsoft Windows NT and Microsoft Windows 2000 operating systems. We first shipped MetaTagger in May 2001, and shipped the current version, MetaTagger 3.0, in December 2001.

OpenDeploy--Content Distribution

   OpenDeploy allows users to distribute and replicate content generated during development and testing stages in a customers' production cycle to multi-tiered production servers that are located around the world. OpenDeploy ensures that content is distributed and replicated to target destinations in a timely fashion, securely, accurately and reliably. OpenDeploy enables content to be replicated and distributed in a transactional manner, which ensures content integrity across all target systems. OpenDeploy's graphical user interface allows information technology managers to administer, control and monitor content deployments from remote locations. OpenDeploy allows the cross-platform content transfer between UNIX and NT operating environments. The OpenDeploy architecture uses open standards and is scalable to numerous dispersed servers.

   Our customers have traditionally licensed OpenDeploy with TeamSite, but it may be used on a stand-alone basis. OpenDeploy encrypts content for secure transfer over Transactional Control Protocol/Internet Protocol (TCP/IP). The domestic version of OpenDeploy uses 128-bit Secure Sockets Layer (SSL) encryption; the international version does not have this feature due to export regulations. OpenDeploy operates on Sun Solaris, Microsoft Windows NT, Microsoft Windows 2000, IBM AIX, Hewlett Packard UX and Linux operating systems. We first shipped OpenDeploy in January 1998, and shipped the current version, OpenDeploy 5.5.1, in February 2002.

Optional Add-on Modules

   We also license optional software add-on modules for TeamSite, MetaTagger and OpenDeploy that provide a comprehensive product suite for complex enterprise initiatives. Our optional modules include TeamTurbo, TeamXML, TeamSite Global Report Center and OpenSyndicate. TeamTurbo enables customers to manage dynamic content such as applications, personalization rules and targeting rules, thereby enhancing an enterprise's ability to share content across its business and leverage content from one initiative to many others initiatives. TeamXML extends TeamSite's capability to manage XML components for advanced data reuse. TeamSite Global Report Center enables TeamSite administrators to generate reports on content management activities. OpenSyndicate enables customers to profile, share and exchange content between enterprises in a secure environment.

   The following table highlights some of the features of our products:

        Product Description                                           Features
------------------------------------ --------------------------------------------------------------------------
PRODUCT LINES
TeamSite--Content Management         . Provides an environment for managing content contributors' work with
  Server-based enterprise content      concurrent development capabilities;
  management software                . Provides multiple users with a means to store, collaborate and manage critical information across multiple business applications and web initiatives;
                                     . Allows multiple developers and contributors to add content to a web site;
                                     . Provides multiple user interface applications including:
                                        WebDesk Interface
                                        XML Template-Based Publishing
                                        Email-based Approval
                                        SmartContext Editing
                                     . Provides integrated authoring interfaces for: Microsoft Office,
                                       Windows Explorer, Macromedia Dreamweaver, and Adobe GoLive;
                                     . Interoperates with leading applications, application servers and authoring tools;
                                     . Allows direct edits to web site content through a browser interface with
                                       Smart Context Editing;
                                     . Provides a robust XML platform for content publishing and multi-
                                       channel delivery;
                                     . Provides access to content whether in a file system or database;
                                     . Supports simultaneous eBusiness application development and deployment;
                                     . Offers real-time testing capability and comprehensive workflow processes;
                                     . Facilitates collaboration amongst multiple independent teams working in parallel on multiple projects;
                                     . Offers comprehensive versioning of file content, database content and whole-web sites; and
                                     . Upgradeable with optional software modules and editions.
MetaTagger--Content Intelligence     . Automates the capture of complete and consistent metadata to enable
  Server-based software for            key eBusiness initiatives;
  intelligent tagging, searching and . Classifies content simultaneously into one or multiple taxonomies or
  categorization                       categorization schemes;
                                     . Provides for critical eBusiness initiatives such as portals, personalization, search and syndication;
                                     . Leverages controlled vocabularies and flexible rules;
                                     . Provides MetaSource Editor to create new or existing corporate taxonomies;
                                     . Provides automated and semi-automated metadata capture;

        Product Description                                          Features
----------------------------------- ---------------------------------------------------------------------------
                                    . Provides categorization and recognition services;
                                    . Applies multiple metadata schemes;
                                    . Automates vocabulary discovery and building; and
                                    . Summarizes documents using keywords and summarization engine.
OpenDeploy--Content                 . Distributes and replicates different types of content to multi-tiered
  Distribution                        production servers that are dispersed in multiple geographic locations;
  Server-based software for         . Offers a graphic user interface to control, schedule, administer and
  replication, distribution and       monitor deployments;
  syndication of content            . Provides user authentication and deployment authorization;
                                    . Enables content to be distributed and replicated in a transactional manner;
                                    . Supports multi-tiered deployment topologies including chain deployments;
                                    . Provides job scheduling capabilities for timed deployments or recurring intervals; and
                                    . Provides deployment logging for archival and logging purposes.
OPTIONAL ADD-ON MODULES
TeamTurbo                           . Provides enterprise-wide management and deployment of web
  Web application management          applications by connecting TeamSite with leading content servers such
  software                            as IBM's WebSphere, BEA Systems' WebLogic and Art Technology
                                      Group's Dynamo;
                                    . Allows users to preview the latest application in secure development work areas; and
                                    . Provides a standard set of functionality integration points including management of dynamic content and personalization rules.
TeamXML                             . Provides next generation XML component management with advanced
  XML content services software       data reuse and document management services;
  for management and data reuse     . Provides category-based storage and organization of XML as objects for content editing, reviewing and publishing;
                                    . Enables virtual document assembly and support for defining a collection of reusable XML objects for transformation, reuse, publication, and syndication;
                                    . Provides advanced search capabilities for precise, accurate results with
                                      XML-based indexing; and
                                    . Simplifies migration path to XML through a flexible architecture for controlled migration of XML content and ongoing changes to XML document definitions
TeamSite Global Report Center       . Allows administrators to monitor system activity; and
  Reporting and auditing software   . Delivers reporting and auditing functionality.
OpenSyndicate                       . Allows TeamSite users to profile content using file patterns, regular
  Server-based software for content   expressions and standard SQL queries to select appropriate content;
  exchange between organizations    . Provides creation and management capability for subscription services;
  and businesses                    . Provides a graphical user interface that allows the publisher to control subscribers and subscription status; and
                                    . Provides subscription status and delivery reporting.

Interwoven Services

   Our worldwide professional services organization provides implementation consulting and other technical services to our license customers. We provide our customers with the services necessary to install, integrate and deploy our solutions. As of December 31, 2001, our services organization consisted of 251 professionals. These services professionals utilize a comprehensive methodology to deliver our enterprise content management products to our customers and configure our products to meet the specific needs of the customer. We sell services in conjunction with licenses of our software products. These services include:

  .   strategic needs analysis;

  .   software installation and configuration support;

  .   project management;

  .   workflow mapping;

  .   content release management; and

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

Technology

   We believe that our technology offers our customers and partners a highly-scalable enterprise content management solution implemented through an open architecture that incorporates widely accepted industry standards and supports a wide variety of software applications. Our customers typically use our technology as the platform to manage their enterprise-wide content operations. In 2001, we upgraded the internal systems architecture to take advantage of operating system improvements and new design features. As a result, access times and content throughput have increased significantly. Disaster recovery, multi-storage and web services interface additions have also strengthened diverse applications at customers sites.

   Our architecture incorporates widely accepted industry standards and supports a wide variety of software applications to integrate into our customers' heterogeneous environments. As a result, TeamSite integrates with commercially available authoring tools and application servers that adhere to industry standards. This allows our customers' content contributors to use their favorite software applications. For example, to add content to a site, a graphics designer may use Adobe Photoshop, a layout expert may use Macromedia Dreamweaver, and a non-technical contributor may use Microsoft Office 2000. In addition, TeamSite's browser interface has been developed primarily in Java and JavaScript, two highly compatible programming languages.

Scalability, Performance and Availability

   Scalability and Performance. TeamSite uses a multi-threaded approach to promote faster server performance through parallel software code execution. It also uses C++ and object-oriented programming to promote scalability and performance. In addition, OpenDeploy can distribute content to a single or to multiple productions application servers simultaneously. This content replication functionality meets the requirements for the most demanding content infrastructures that are often located on geographically dispersed servers.

   Availability. Our design promotes reliability and availability by allowing customers to employ their normal data backup and recovery tools. In addition, critical data is duplicated, providing the necessary redundancy for data recovery to minimize the potential for data loss.

Industry Standards

   We participate in various technology standards bodies including: W3C, a web standards body; OASIS, an industry standards body promoting XML standards; PRISM, a metadata standards body; and IDE Alliance, a digital asset standards body.

   Open to Many Files, Tools and Applications. Unlike proprietary, closed implementations, our products have been developed to accommodate industry-leading technologies, such as XML and Java, and other evolving industry standards. The TeamSite server presents its content through popular file management systems such as Unix Network File System and Microsoft Windows Network File System.

   eXtensible Markup Language. XML provides customers with the ability to integrate new applications and data with other XML-compliant technologies and legacy applications. Our products supports the use of XML for data and content exchange. Our technology accelerates the adoption of XML by our customers, enabling them to reuse and re-purpose individual assets, which reduces redundant content within an organization.

Customers

   Our products and services are marketed and sold to a diverse group of customers operating in a broad range of industries. Our customers include both established companies migrating their operations online, new companies formed specifically to deliver products and services over the Internet and companies whose objective is to deploy and manage critical business content across their organization. These customers typically consider the web and their web operations to be critical to their future success. As of December 31, 2001, over 932 companies had licensed our products. In 2001, no customer accounted for ten percent or more of our total revenues. Our sales of products and services in the United States accounted for 100%, 81% and 66% of our total revenues in 1999, 2000 and 2001, respectively.

Technology Vendors and Service Providers

   Technology Vendors

   To ensure that our products are well integrated with related compatible technologies, we work with vendors of authoring tools such as Marcromedia's Dreamweaver, Microsoft's Officer 2000, Adobe's Photoshop and Corel's Xmetal, among others. We also work with leading application servers, portal servers and application vendors including BEA Systems, IBM, Oracle, Peoplesoft, Plumtree, SAP, Siebel and Sun Microsystems. Authoring tools, such as Macromedia's Dreamweaver, Microsoft's Office 2000 and Adobe's Photoshop, provide the content that we manage. Our products are resold by Accenture, EDS, IBM Global Services and Sybase, among others.

   Service Providers

   We work with leading systems integrators, such as Accenture, Cap Gemini Ernst & Young, Computer Sciences Corporation, EDS, IBM Global Services, KPMG Consulting, PricewaterhouseCoopers and with Internet professional services firms such as Agency.com, Sapient and Scient. Our prospective customers frequently retain the services of these firms for the delivery and implementation of eBusiness applications, and these firms may recommend a content management solution as part of the eBusiness application they deliver. We intend to devote significant resources to develop and maintain these relationships.

   We believe that our relationships with these entities are critical to our success as we seek to integrate our products with current and future technologies and to deploy and implement our solutions at customer sites. As the economy may cause demand for consulting services to implement our technology and integrate our products to decline, we anticipate that the revenue from services provided by us may decline significantly as systems integrators that we work with aggressively promote their services to our customers. Our relationships with technology providers and service providers can be terminated at any time.

Sales and Marketing

   To date, we have sold our products and services primarily through our direct sales force in North America, Europe and the Asia Pacific region. As of December 31, 2001, we had 299 professionals in our direct sales force, of which 186 were located in the United States, 38 located in Asia Pacific, 74 were located in Europe, and one sales representative located in Latin America. We intend to increase the size of our direct sales force and to establish additional sales offices in the United States and abroad. In May 1999, we opened our first international sales office in the United Kingdom to support the management of direct and indirect sales channels in Europe. To date, we have opened 11 offices in major cities throughout the United States and 17 offices abroad.

   We currently have operations in Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, Mexico, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom and the United States. We intend to introduce localized versions of our applications for the major European and Asian markets. We also intend to expand our global sales and marketing capabilities by increasing the size of our direct sales and marketing organizations in major markets, and by continuing to develop our channel partner relationships. As market conditions warrant, we intend to increase our direct sales and marketing activities worldwide.

   We are developing our indirect sales channel by expanding our relationships with leading technology vendors, technology professional services firms and systems integrators that recommend and resell our products. Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and customer support personnel, and how well we continue to establish and maintain relationships with our strategic partners. We believe that the large-scale deployments anticipated by our customers will require a number of highly trained customer support personnel.

   We believe that demand is increasing for enterprise content management solutions such as those we sell. We may not be able to expand our sales and marketing staff, either domestically or internationally, to take advantage of any increase in demand for those solutions. Our failure to expand our sales and marketing organization or other distribution channels could have a materially adverse affect on our business. See "Factors Affecting Future Results--We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other technology-related companies and are located in the San Francisco Bay area, where there is competition for personnel."

Research and Development

   We invest significantly in research and development to enhance our current products, and develop new products. Our research and development expenses were $4.2 million in 1999, $17.7 million in 2000 and $31.6 million in 2001. We expect that we will increase our product development expenditures in the future. As of December 31, 2001, 177 employees were engaged in research and development activities and we plan to continue to hire additional engineers to further our research and development activities. Our business could be harmed if we are not able to hire and retain a sufficient number of engineers. See "Factors Affecting Future Results--We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other technology-related companies and are located in the San Francisco Bay area, where there is competition for personnel."

   We may fail to complete our product development efforts within our anticipated schedules, and even if completed, the products developed may not have the features necessary to make them successful in the marketplace. Future delays or problems in the development or marketing of product enhancements or new products could harm our business. See "Factors Affecting Future Results--Difficulties in introducing new products and upgrades in a timely manner will make market acceptance of our products less likely."

Acquisitions

   In July 1999, we acquired Lexington Software Associates, a software consulting company, to help support our existing customer base and to help attract and retain new customers. In July 2000, we acquired Neonyoyo, a developer of wireless technology that delivers targeted XML content rendered appropriately, regardless of device type, to support content management initiatives, including wireless initiatives, for our customer base. In October 2000, we acquired Ajuba Solutions, a software development company with expertise in XML, Java and eBusiness integration, to expand our research and development staff to handle our XML-based initiatives, especially our wireless and business-to-business initiatives. Additionally, in November 2000 we acquired Metacode Technologies, a content tagging and taxonomy software developer, to enhance our product offerings. This functionality is referred to as metatagging enabling the use of metadata, or data about data, which provides enhanced personalization and search capabilities.

Competition

   The market for enterprise content management solutions is rapidly emerging and is characterized by intense competition. We expect existing competition and competition from new market entrants to increase dramatically. A growing number of companies are vying to provide enterprise content management solutions. In addition, existing or potential customers may develop, or may have developed, in-house solutions, which might make it more difficult for us to sell products to them. In this market for enterprise content management solutions, new products are frequently introduced and existing products are often enhanced. Also, new companies, or alliances among existing companies, may be formed that may rapidly achieve a significant market position.

   We compete with software companies who provide a variety of products and services in the areas of enterprise content management, document management, software configuration management, and content-based applications such as:
Documentum, Divine, Filenet, Microsoft, Rational, Stellent and Vignette. We also compete with providers of workgroup solutions, content publishing application providers, and current or potential customers who may develop in-house solutions. We may face increased competition from these providers in the future. Other potential competitors include client/server software vendors that are developing or extending existing products, which address our market. In addition, although we currently partner with a number of companies that provide complementary products such as web tools, enterprise document repositories and web servers, these partners may introduce competitive products in the future. Other large software companies, such as Oracle and IBM, may also introduce competitive products. Some of our existing and potential competitors have greater technical, marketing and financial resources than we do.

   We believe that competitive factors in the enterprise content management industry include:

  .   the quality, scalability and reliability of software;

  . functionality that enables a broad base of contributors to add and modify content;

  .   functionality that enables the management of different types of content;

  . interoperability with all leading web authoring tools and web application servers based on industry standards;

  .   functionality that enables advanced workflow;

  .   the ability to leverage existing information technology infrastructure;

  .   adherence to emerging industry standards, including XML; and

  .   expandability and scalability of enterprise content repository.

   We believe our products compete favorably on each of these factors.

Successful Customer Implementations

   Our success depends on our customers' successful implementations of our products and services. We actively support customer deployment efforts by providing Internet based and telephone technical support, providing comprehensive instructor led training, and by assigning to each customer an account management team that includes a sales representative, a technical account manager and an executive sponsor.

Proprietary Rights and Licensing

   Our success depends upon our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. These legal protections afford only limited protection for our technology. We currently do not have any issued United States or foreign patents, but we have applied for several U.S. patents. It is possible that patents will not be issued from our currently pending patent applications.

   Our license agreements impose restrictions on our customers' ability to use our software. We also seek to protect our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. There can be no assurance that all employees or consultants have signed or could sign these agreements. Due to the rapid pace of technological change, we believe that to establish and maintain a technology leadership position, developing the technological and creative skills of our personnel, and enhancing new product developments are as important to our business as the various legal protections of our technology.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy can be expected to be a persistent problem. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. However, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

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

   To date, we have not been notified that our products directly infringe upon the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by us with respect to our current or future products. We expect that developers of web-based commerce software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows, and as the functionality of products in different segments of the software industry increasingly overlaps. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful infringement claim against us and our inability to license the infringed technology or develop or license technology with comparable functionality could seriously harm our business, financial condition and operating results. See "Factors Affecting Future Results--We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business."

Seasonality

   Our business has experienced seasonality, in part due to customer buying patterns. In recent years, we have generally had weaker demand in the quarter ending in March when compared to the quarters ending in June, September and December. We expect this pattern to continue.

Employees

   As of December 31, 2001, we employed 918 persons, including 377 in sales and marketing, 251 in professional services, 177 in research and development and 113 in general and administrative. Of our employees, 61 were located in the Asia Pacific region, 136 were located in Europe, one was located in Latin America and 720 were located in North America. Our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to identify, attract and retain such personnel in the future. None of our employees is represented by a labor union (other than statutory unions required by law in certain European countries). We have not experienced any work stoppages and consider our relations with our employees to be good. "Factors Affecting Future Results--We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other technology-related companies and are located in the San Francisco Bay Area, where there is competition for personnel."

ITEM 2.   PROPERTIES

   Our headquarters occupies approximately 175,000 square feet in Sunnyvale, California, under leases that expire in 2007. We also lease sales and service offices in the metropolitan areas of Atlanta, Austin, Boston, Chicago, Columbus, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C. Outside the United States, we have sales and service offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, Mexico, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom.

   We believe that our existing facilities are adequate for our current needs.

ITEM 3.   LEGAL PROCEEDINGS

   On November 8, 2001, we and certain of our officers and directors, together with certain investment banking firms, were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York. The complaint asserts that the prospectuses for our October 8, 1999 initial public offering and our January 26, 2000 follow-on public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against us and certain of our officers and directors. The plaintiff seeks damages in an unspecified amount. We believe this lawsuit is without merit and we intend to defend ourselves vigorously. An unfavorable resolution of such suit could significantly harm our business, operating results and financial condition.

   In addition to the matters mentioned, we have been named as a defendant in various lawsuits which have arisen in the ordinary course of business. In the opinion of management, the outcome of such lawsuits will not have a material effect on our financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  Price Range of Common Stock

   Our common stock has been quoted on the Nasdaq National Market under the symbol "IWOV" since our initial public offering on October 8, 1999. Before then, there was no public market for our common stock. The following table shows, for the periods indicated, the high and low sales prices per share of our common stock. The prices indicated below have been adjusted to give retroactive effect to all stock splits that have occurred since our inception.

                                                       Year Ended
                                               --------------------------
                                               December 31,  December 31,
                                                   2000          2001
                                               ------------- ------------
       Quarter                                  High   Low    High   Low
       -------                                 ------ ------ ------ -----
       First.................................. $50.00 $27.13 $38.63 $8.66
       Second................................. $31.16 $10.41 $24.14 $5.84
       Third.................................. $68.47 $27.44 $18.95 $3.11
       Fourth................................. $67.69 $20.72 $11.57 $3.60

   On March 11, 2002 the closing sale price of our common stock was $8.14 per share. On that date, there were 640 holders of record. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

  Dividends

   We have never declared or paid cash dividends on our common stock or other securities, and we do not anticipate paying a cash dividend in the foreseeable future. Our line of credit currently prohibits the payment of dividends.

  Recent Sales of Unregistered Securities

   None.

ITEM 6.  SELECTED FINANCIAL DATA

   The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and the notes thereto, and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated statements of operations and consolidated balance sheet data as of and for each of the five years in the period ended, and as of December 31, 2001, have been derived from our audited consolidated financial statements. The supplemental consolidated financial data for each of the five years ended December 31, 2001 have been derived from our unaudited results of operations, excluding stock-based compensation, facilities relocation charges and acquisition-related charges. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

                                                                    Year Ended December 31,
                                                       ------------------------------------------------
                                                        1997      1998      1999      2000      2001
                                                       -------  --------  --------  --------  ---------
                                                           (in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues.............................................. $   168  $  4,003  $ 16,806  $132,129  $ 202,721
Gross profit..........................................      73     2,670    10,049    92,488    141,822
Total operating expenses..............................   2,933     9,165    27,065   135,988    278,037
Loss from operations..................................  (2,860)   (6,495)  (17,016)  (43,500)  (136,215)
Net loss.............................................. $(2,948) $ (6,344) $(15,655) $(32,055) $(129,175)
Basic and diluted net loss per share attributable to
  common stockholders................................. $ (0.34) $  (0.71) $  (0.95) $  (0.35) $   (1.29)
Weighted average shares--basic and diluted............   9,424    10,532    30,472    91,979     99,940

Supplemental Consolidated Financial Data
  (unaudited):
Net loss as reported.................................. $(2,948) $ (6,344) $(15,655) $(32,055) $(129,175)
Add back of certain non-cash and acquisition charges:
Amortization of deferred stock-based
  compensation........................................      --        --     3,686     7,522     14,225
Amortization of acquired intangible assets............      --        --       377    22,318     88,318
In-process research and development...................      --        --        --     1,824         --
Facilities relocation charges.........................      --        --        --        --     22,166
                                                       -------  --------  --------  --------  ---------
Net loss before stock-based compensation, goodwill
  and intangible amortization, in-process research and
  development and facilities relocation charges....... $(2,948) $ (6,344) $(11,592) $   (391) $  (4,466)
                                                       =======  ========  ========  ========  =========
Diluted net loss per share before stock-based
  compensation, goodwill and intangible amortization,
  in-process research and development and facilities
  relocation charges.................................. $ (0.34) $  (0.71) $  (0.38) $  (0.00) $   (0.04)
                                                       =======  ========  ========  ========  =========
                                                                    Year Ended December 31,
                                                       ------------------------------------------------
                                                        1997      1998      1999      2000      2001
                                                       -------  --------  --------  --------  ---------
                                                                        (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments..... $ 1,019  $  9,022  $ 55,648  $222,284  $ 219,968
Working capital.......................................     792     8,844    54,413   199,484    175,426
Total assets..........................................   1,384    13,908    83,079   524,209    439,145
Long-term debt and capital lease obligations, less
  current portion.....................................      87     1,257        --        --         --
Mandatorily redeemable convertible preferred stock....   4,627    20,464        --        --         --
Total stockholders' equity (deficit)..................  (3,734)  (10,752)   75,340   454,351    352,005

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion and analysis of financial condition and results of operations should be read in conjunction with Item 6, Selected Financial Data, as well as the quarterly financial data, and our consolidated financial statements and notes appearing elsewhere in this Form 10-K. This discussion includes forward-looking statements, such as our projections about future results of operations which are inherently uncertain. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to those discussed in "Factors Affecting Future Results" in this document.

Overview

   Interwoven was incorporated in March 1995, to provide software products and services for enterprise content management. The information technology industry refers to this process as "enterprise content management." Our software products and services help customers automate the process of developing, managing and deploying content used in business applications. Our products are designed to allow all content contributors within an organization to create, manage and deploy content assets, such as documents, XML/HTML, rich media, database content and application code. From March 1995 through March 1997, we were a development- stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products to compliment our enterprise content management offerings. As of December 31, 2001, we had sold our products and services to over 932 customers. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Austin, Boston, Chicago, Columbus, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C. Our revenues to date have been derived primarily from accounts in North America. In addition, we have offices in Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, Mexico, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. We had 918 employees as of December 31, 2001.

   We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we incurred net losses through December 31, 2001 and had an accumulated deficit of $187.2 million as of December 31, 2001. We experienced a sequential decline in our revenues during 2001 due to the current economic slowdown that has resulted in a substantial reduction in overall spending in information technology initiatives. We expect the current economic slowdown to affect our business through the first half of 2002 and perhaps longer. Due to our effort to align our revenues with our expenses, we will continue to make a concerted effort to manage such costs. In light of the current economic slowdown and as a result of these cost management efforts, we do not anticipate a significant increase in our expenses in the foreseeable future. Additionally, due to our limited operating history and the weakness of the current economic environment generally, the prediction of future results of operations over the long-term is difficult and, accordingly, there can be no assurance that we will achieve or sustain profitability; however, we anticipate only moderate growth, if any, in our overall revenues in 2002. We have generally made business decisions with reference to net profit metrics excluding non-cash charges, for example, acquisition and stock-based compensation charges. We expect to continue to make acquisitions, incur stock based compensation and intangible amortization charges, which will increase our losses inclusive of these non-cash expenses.

   We provide supplemental consolidated financial information within our related filings with Securities and Exchange Commission, earnings releases and investor conference calls. The supplemental consolidated financial information excludes from our earnings and earnings per share the effects of certain expenses such as the amortization of goodwill and intangibles, stock-based compensation, the write-off of in-process research and development and a special charge associated with the relocation of our facilities. This supplemental consolidated financial information is reported as pro forma earnings and earnings per share in addition to information that is reported based on generally accepted accounting principles in the United States ("GAAP"). We believe that such pro forma operating results better reflects our operational performance as it provides a more meaningful measure of our ongoing operations. However, we urge readers to review and consider carefully the GAAP financial information contained within our filings with the SEC and in our earnings releases.

Critical Accounting Policies and Judgments

  Revenue Recognition

   We derive revenues from the license of our software products and from services that we provide to our customers.

   To date, we have derived the majority of our license revenues from licenses of TeamSite. We recognize revenue using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Based on these accounting standards, we recognize revenue under what is commonly referred to as the "residual method". Under the residual method, for agreements that have multiple deliverables "multiple element arrangements" (e.g. software products, services, support, etc.), revenue is recognized based on Company specific objective evidence of fair value for all of the delivered elements. Our specific objective evidence of fair value is determined by consistent pricing and collections of an item when it has been sold separately in the past. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the amount is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

   Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software.

   At the outset of the customer arrangement, if we determine that the arrangement fee is not fixed or determinable, we recognize revenue when the arrangement fee becomes due and payable. We assess whether the fee is fixed or determinable based on the payment terms associated with each transaction. If a significant portion of a fee is due beyond our normal payments terms, which are 30 to 180 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due. We do not offer product return rights to resellers or end users. From inception through the fourth quarter of 2000, the limited collection history and infancy of our international sales infrastructure led us to defer revenue until cash collection for sales occurring outside the United States. We now believe that a more mature sales infrastructure coupled with a history of collections in several geographic regions allows us to ascertain that collectibility is probable in Northern Europe and Australia. Therefore, beginning on January 1, 2001, we began to recognize revenue upon the signing of the contract and shipment of the product in these regions, assuming all other revenue recognition criteria have been met. We will continue to assess the appropriateness of revenue recognition on sales agreements in other geographic locations once we have developed an adequate infrastructure and collection history in those regions.

   Services revenues consist of professional services and maintenance fees. Professional services primarily consist of software installation and integration, business process consulting and training. Professional services are predominantly billed on a time and materials basis and revenues are recognized as the services are performed.

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

  Facilities Relocation Charges

   During 2001, we recorded a $22.2 million charge associated with costs of relocation of our facilities. This charge included $16.7 million in lease abandonment charges relating to the consolidation of our three facilities in the Silicon Valley into a single corporate location, as well as costs associated with abandoned leased facilities in Austin. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. To determine the estimated sublease income associated with these abandoned facilities, we received independent appraisals from real estate brokers to estimate such amounts. Additionally, we evaluated operating equipment and leasehold improvements associated with the abandoned facilities to identify those assets that had suffered an impairment in their economic useful lives as a result of the relocation. Based on these evaluations, we incurred charges of $3.5 million consisting of the write-down of certain operating equipment and leasehold improvements associated with the abandoned facilities. We also incurred $2.0 million, through December 31, 2001, as a result of duplicate lease costs associated with the dual occupation of our current and our abandoned facilities. The relocation charges are an estimate as of December 31, 2001 and may change as we obtain subleases for the abandoned facilities and the actual sublease income is known. At December 31, 2001, payments of $2.8 million had been made in connection with these charges. At December 31, 2001, $15.9 million had been accrued and is payable through 2007.

  Amortization of Intangibles

   We acquired a total of four corporations in 1999 and 2000: Lexington Software Associates, Inc.; Neonyoyo, Inc.; Ajuba Solutions Inc.; and Metacode Technologies, Inc. Under U.S. generally accepted accounting principles, we have accounted for the four business combinations using the purchase method of accounting and recorded the market value of our common stock and options issued in connection with them and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated among the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete, based on their respective fair values. We allocated the excess of the purchase price over the fair value of the net assets to goodwill. The impact of purchase accounting on our results of operations has been significant. Amortization of goodwill and intangibles assets associated with business acquisitions was $377,000 in 1999, $22.3 million in 2000 and $88.3 million in 2001.

   We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment include the following:

  . significant underperformance of operating results relative to the expected historical or projected future operating results;

  . significant changes in the manner of the use of the acquired assets or the strategy for our overall business;

  .   significant negative industry or economic trends;

  .   significant decline in our stock price for a sustained period of time; and

  .   our market capitalization relative to our net book value.

   When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based on the existence of one or more of the above factors, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent in our current business model. Net intangibles, long-lived assets and goodwill amounted to $154.4 million as of December 31, 2001.

   During September 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which became effective for us on January 1, 2002. As a result of the issuance of SFAS No. 142, we will cease to amortize $148.2 million of goodwill as of January 1, 2002. In lieu of amortization of goodwill, we are required to perform an initial impairment test of our goodwill in 2002 and annual impairment test thereafter. We expect to complete our initial review during the second quarter of 2002. We currently do not expect to record an impairment charge upon the completion of the initial impairment test. However, there can be no assurances that at the time the test is completed, a material impairment charge will not be recorded.

  Stock Based Compensation

   We have recorded deferred compensation liabilities related to options assumed and shares issued to effect business combinations, options granted below fair market value associated with our initial public offering in October 1999 and compensation associated with fully vested awards granted to non-employees in the amount of $7.3 million in 1999 and $30.4 million in 2000.

   The following table reflects the prospective impact of all deferred compensation costs and the annual amortization of purchased intangibles (other than goodwill) attributable to our mergers and acquisitions that have occurred since our inception (in thousands):

                                                       2002    2003   2004
                                                      ------- ------ ------
    Intangible assets (other than goodwill).......... $ 3,499 $1,478  1,163
    Stock-based compensation.........................   6,884  3,055  1,187
                                                      ------- ------ ------
                                                      $10,383 $4,533 $2,350
                                                      ======= ====== ======

   The future amortization expense related to the intangible assets acquired may be accelerated in the future if we reassess the value and or reduce the estimated useful life of the intangible assets.

  Accounts Receivable

   Accounts receivable are recorded net of allowance for doubtful accounts in the amount of $564,000 and $1.1 million at December 31, 2000 and 2001, respectively. We regularly review the adequacy of our allowance for doubtful accounts through identification of specific receivables where we expect that payment will not be received, and we have established a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer's overall business condition and the potential risk associated with the customer's industry among other factors. We establish a general reserve for all receivable amounts that have not been specifically identified, by applying a graduated percentage to each invoice's relative aging category. The allowance for doubtful accounts reflects our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

  Results of Operations

   Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate" or "continue" and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management's Discussion and Analysis of Financial Condition and Results of Operations contain many such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry's actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

   The following table sets forth, as a percentage of total revenue, consolidated statement of operations data for the periods indicated:

                                                       Year Ended December 31,
                                                       ---------------------
                                                        1999       2000  2001
                                                       ----        ----  ----
     Revenues:
        License.......................................    64%       66%   56%
        Services......................................    36        34    44
                                                        ----       ---   ---
            Total revenues............................   100       100   100
     Cost of revenues:
        License.......................................     1         1     1
        Services......................................    39        29    29
                                                        ----       ---   ---
            Total cost of revenues....................    40        30    30
                                                        ----       ---   ---
     Gross profit.....................................    60        70    70
     Operating expenses:
        Research and development......................    25        13    16
        Sales and marketing...........................    93        55    49
        General and administrative....................    19        11    11
        Amortization of stock based compensation......    22         6     7
        Amortization of acquired intangible assets....     2        17    43
        In-process research and development...........    --         1    --
        Facilities relocation charges.................    --        --    11
                                                        ----       ---   ---
            Total operating expenses..................   161       103   137
                                                        ----       ---   ---
     Loss from operations.............................  (101)      (33)  (67)
     Interest and other income, net...................     8         9     4
        Provision for income taxes....................    --        --    (1)
                                                        ----       ---   ---
     Net loss.........................................   (93)%     (24)% (64)%
                                                        ====       ===   ===

Comparison of the Years Ended 2000 and 2001

  Revenues

   Total revenues increased 53% from $132.1 million in 2000 to $202.7 million in 2001. This increase was primarily attributable to sales to new customers in 2001, as well as to additional sales to existing customers, reflecting greater market acceptance of our products and expanded product configurations. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff and as a result of increased levels of partner-influenced sales. During the second quarter of 2001, we began to experience a decline in demand for our products due to a world wide economic slowdown that has resulted in a substantial reduction in overall spending in information technology initiatives. We also experienced a slight decrease in our average selling prices during 2001, due to overall pricing pressures as well as a shift to a greater number of smaller dollar value agreements accounting for a larger percentage of our total revenue. We expect the overall economic slowdown to adversely affect our business through the first half of 2002 and perhaps longer. As a result, we anticipate only modest growth in our overall revenues in 2002.

   License. License revenues increased 30% from $87.0 million in 2000 to $112.8 million in 2001. License revenues represented 66% and 56% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues reflects delays in customer spending and the general slowdown in the economy. The increase in license revenues in absolute dollars reflects our growing customer base.

   Services. Services revenues increased 99% from $45.1 million in 2000 to $89.9 million in 2001. Services revenues represented 34% and 44% of total revenues, respectively, in those periods. The increase in services revenues as a percentage of total revenues reflects a $24.1 million increase in maintenance fees, a $15.2 million increase in professional services fees, and a $5.5 million increase in training fees. The increased professional services and maintenance fees were due to increased demand for our products, maintenance fees earned from a larger customer base and due to an increase in the number and utilization of our professional services staff.

  Cost of Revenues

   License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues was $1.1 million in 2000 and $2.7 million in 2001. Cost of license revenues represented 1% and 2% of license revenues in 2000 and 2001, respectively. The increase in absolute dollars of cost of license revenues was attributable to an increase in royalties paid to third party software vendors commensurate with increased revenues of our products.

   We expect cost of license revenues to increase in the future if our license revenues increase. We also expect cost of license revenues as a percentage of license revenues to vary from period to period depending primarily on the amount of royalties paid to third parties which fluctuates in each period.

   Services. Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance and support personnel, and to a lesser extent, subcontractor expenses. Cost of services revenues increased 51% from $38.5 million in 2000 to $58.2 million in 2001. This increase was primarily attributable to an increase in personnel costs as a result of increased staffing to meet the demand of our increased customer base. Cost of services revenues represented 85% and 65% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues was a result of improved productivity and greater utilization in the services organization and due to an increase in maintenance revenues as a percentage of total revenues which generally have a lower associated costs in providing such services.

   Since our services revenues have lower gross margins than our license revenues, our overall gross margins will decline if our service revenues grow faster than our license revenues. We expect cost of services revenues as a percentage of services revenues to vary from period to period depending in part on whether the services are performed by our in-house staff or by subcontractors, and on the overall utilization rates of our in-house professional services staff. The utilization of our in-house staff or subcontractors is affected by the mix of services we provide, which is unpredictable.

   Gross Profit. Gross profit increased 53% from $92.5 million in 2000 to $141.8 million in 2001. Gross profit represented 70% of total revenues in both 2000 and 2001. This increase in absolute dollar amounts reflects increased license and services revenues from a larger customer base.

   We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues. We have made and we expect to continue to make investments in our professional services organization to increase the capacity of that organization to meet the demand for services from our customers.

  Operating Expenses

   Research and Development. Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses increased 78% from $17.7 million in 2000 to $31.6 million in 2001, representing 13% and 16% of total revenues, respectively, in those periods. This increase in absolute dollars was due to an increase in allocated expenses such as rent and deprecation and due to an increase in personnel costs of our product development personnel as a result of increased staffing.

   We believe that continued investment in research and development is critical to our strategic objectives, and we expect the dollar amounts of research and development expenses to increase in future periods. We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel and secondarily on the size and timing of product development projects and revenue fluctuations. To date, all software development costs have been expensed in the period incurred.

   Sales and Marketing. Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses increased 37% from $72.7 million in 2000 to $99.3 million in 2001, representing 55% and 49% of total revenues in those periods, respectively. This increase in absolute dollar amounts primarily relates to increases in sales and marketing personnel costs as a result of increased staffing of our sales and marketing departments, and secondarily increased marketing-related costs associated with brand awareness initiatives and other promotional efforts. The decrease in sales and marketing expenses as a percentage of total revenues reflects total revenue increasing more rapidly than sales expenses and a reduced rate of spending on marketing programs as a result of the current economic slowdown.

   We are endeavoring to control, and possibly reduce, our sales and marketing costs in absolute dollars throughout the current economic slowdown. We anticipate that with evidence of a sustained recovery of the U.S. economy, we would continue to invest in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

   General and Administrative. General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses increased 61% from $13.9 million in 2000 to $22.5 million in 2001, representing 11% of total revenues in both periods. The increase in absolute dollar amounts was due to increased staffing of general and administrative functions to support our expanded operations. Other increases in general and administrative expenses were due to increased bad debt expense and increases in allocated expenses such as rent and depreciation.

   We are endeavoring to control, and possibly reduce, our general and administrative costs in light of the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would continue to invest in our general and administrative infrastructure in order to support expanding operations. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects.

   Amortization of Deferred Stock-Based Compensation. We recorded deferred stock-based compensation of $7.3 million and $30.4 million for stock options granted in 1999 and stock options granted and assumed in 2000, respectively. In 2000, we recorded deferred stock-based compensation of $28.8 million in connection with granting of stock options and issuance of shares related to the acquisitions of Neonyoyo, Metacode Technologies and Ajuba Solutions. Amortization of deferred stock-based compensation was $7.5 million in 2000 and $14.2 million in 2001. Amortization of deferred stock-based compensation is attributable to the following categories for the years ended December 31, 2000 and 2001, respectively:

                                                                2000   2001
                                                               ------ -------
   Costs of sales............................................. $  683 $   336
   Research and development...................................  3,401   7,905
   Sales and marketing........................................  2,550   4,980
   General and administrative.................................    888   1,004
                                                               ------ -------
      Total................................................... $7,522 $14,225
                                                               ====== =======

   We expect amortization of deferred stock-based compensation to be approximately $6.9 million, $3.1 million and $1.2 million for 2002, 2003 and 2004, respectively, which includes the projected variable accounting charge associated with our stock option exchange program and, which is based on the assumption that our stock price will remain unchanged in future periods as that at December 31, 2001. The variable component of the accounting charge for the options will be reassessed and reflected in the statement of operations for each reporting period based on the then current stock price for each period. For example, for every one dollar in value that our stock price exceeds the adjusted exercise price of $14.63 per share, we will recognize an additional $2.6 million in deferred stock compensation.

   Amortization of Acquired Intangible Assets. In July 2000, we recorded intangible assets of approximately $85.4 million in connection with the acquisition of Neonyoyo, Inc. Goodwill related to this transaction approximated $77.9 million, intangible assets related to workforce and covenants not to compete of Neonyoyo, Inc. approximated $7.5 million and in-process research and development approximated $1.7 million of the purchase price. The total purchase price for this acquisition was approximately $88.2 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. In October 2000, we recorded intangible assets of approximately $27.2 million in connection with the acquisition of Ajuba Solutions, Inc. including goodwill in the amount of approximately $25.7 million and intangible assets related to workforce of approximately $1.5 million of the purchase price. The total purchase price for this acquisition was approximately $24.9 million. In November 2000, we recorded intangible assets of approximately $147.8 million in connection with the acquisition of Metacode Technologies, Inc. including goodwill of approximately $143.5 million, intangible assets related to the workforce of Metacode of approximately $1.7 million and completed technology of approximately $2.6 million of the purchase price. The total purchase price for this acquisition was approximately $152.5 million. Amortization of acquired intangible assets was $22.3 million in 2000 and $88.3 million in 2001. Effective January 1, 2002, we will be required to adopt the accounting provisions of SFAS No. 142 "Goodwill and Other Intangibles". With the adoption of SFAS No. 142, we will cease amortizing net goodwill of $148.2 million, which includes $1.7 million related to assembled workforce. We will evaluate goodwill for impairment under the initial SFAS No. 142 transitional impairment test requirements in the second quarter of 2002 and annually, thereafter. As a result of this adoption, we expect amortization of acquired intangible assets to be $3.5 million in 2002 and $1.5 million in 2003.

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

   These acquisitions were accounted for as purchase business combinations. In connection with these acquisitions, we recorded $249.1 million in goodwill and $13.8 million in other intangible assets. In accordance with the provisions of SFAS No. 142, we will evaluate whether the respective fair values of our goodwill and other intangible assets may be less than their respective carrying values. This process will include an analysis of estimated cash flows that we expect to generate from future operations for purposes of determining whether an impairment of goodwill and other intangible assets has occurred. If, as a result of our analysis, we determine that there has been an impairment of goodwill and other intangible assets, the carrying value of these assets would be written down to their fair values as a charge against our operating results in the period that the determination is made. A significant impairment would have a material adverse effect on our financial position and operating results.

   Facilities Relocation Charges. We recorded a $22.2 million charge in 2001, associated with costs of relocating our facilities. These charges included $16.7 million in lease abandonment charges relating to the consolidation of our three facilities in the Silicon Valley into a single corporate location and costs associated with abandoned leased facilities in Austin. Facilities relocation charges also include $3.5 million consisting of the write-down of certain operating equipment and leasehold improvements associated with the abandoned facilities. We also incurred charges of $2.0 million, through December 31, 2001, as a result of duplicate lease costs associated with the dual occupation of our current and abandoned facilities.

   Interest Income and Other, Net. Interest income and other, net, decreased from $12.1 million in 2000 to $8.5 million in 2001 primarily due to the decrease in interest rates earned on cash and short-term investments.

   Provision for Income Taxes. Income tax expense increased 133% from $610,000 in 2000 to $1.4 million in 2001. Our income tax expense in 2000 was associated with state and foreign income taxes. Our 2001 income tax expense was based on a pretax loss of $127.8 million. During the third quarter of 2001, we changed our estimate of the annual effective tax rate as a result of revised expectations for our operating results for 2001. As a result of this change, the income tax provision recorded during the six months ended June 30, 2001, did not need to be changed during the six months ended December 31, 2001, in order to reflect the effective tax rate for the year. Accordingly, there was no provision for income taxes recorded during the six months ended December 31, 2001. Prior to this change, excluding the effect of amortization of deferred stock-based compensation, amortization of acquired intangible assets and facilities relocation charges, the effective tax rate was 34%.

Comparison of the Years Ended 1999 and 2000

  Revenues

   Total revenues increased 686% from $16.8 million in 1999 to $132.1 million in 2000. This increase reflects sales to a larger number of new customers and higher average sales price per customer. The number of new customers increased from 175 as of December 31, 1999 to over 650 as of December 31, 2000. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff. The increase in average sales price per customer was primarily a result of selling more user licenses in the average new order, and to a lesser extent, increased sales of optional software modules and price increases.

   License. License revenues increased 713% from $10.7 million in 1999 to $87.0 million in 2000. License revenues represented 64% and 66% of total revenues in those periods. This increase in license revenues reflects the same factors that caused total revenues to increase from period to period.

   Services. Services revenues increased 640% from $6.1 million in 1999 to $45.1 million in 2000. Services revenues represented 36% and 34% of total revenues in those periods. The increase in services revenues reflects a $22.2 million increase in professional services fees, an $11.6 million increase in maintenance fees and a $5.2 million increase in training fees. The increased professional services and maintenance fees were generated by an expanded number of customers who licensed our products.

  Cost of Revenues

   License. Cost of license revenues increased 508% from $181,000 in 1999 to $1.1 million in 2000. Cost of license revenues represented 2% and 1% of license revenues in 1999 and 2000, respectively. The increase in cost of license revenues was primarily attributable to an increase in royalties paid to third-party software vendors, and, to a lesser extent, to an increase in the volume of products shipped.

   Services. Cost of services revenues increased 486% from $6.6 million in 1999 to $38.5 million in 2000. Cost of services revenues represented 108% and 85% of services revenues, respectively. This increase in cost of services revenues was attributable to an increase in the number of service employees and due to an increase in subcontractor expenses.

  Gross Profit

   Gross profit increased 820% from $10.0 million in 1999 to $92.5 million in 2000. Gross profit represented 60% and 70% of total revenues, respectively, in those periods. This increase reflected the more rapid increase of license revenues compared to services revenues as our customer base has grown.

  Operating Expenses

   Research and Development. Research and development expenses increased 322% from $4.2 million in 1999 to $17.7 million in 2000, representing 25% and 13% of total revenues in those periods, respectively. The increase in research and development expenses was due to an increase in the number of our product development employees, increased use of sub-contractors and due to higher associated wages, salaries and recruitment costs. The decrease in research and development expenses as a percentage of total revenues reflects a higher growth rate in total revenues compared to the growth rate in research and development expenses.

   Sales and Marketing. Sales and marketing expenses increased 366% from $15.6 million for 1999 to $72.7 million in 2000, representing 93% and 55% of total revenues, respectively, in those periods. This increase in sales and marketing expenses was caused by higher sales commissions and bonuses, increases in sales and marketing personnel costs, and increased marketing-related costs. The decrease in sales and marketing expenses as a percentage of total revenues reflects a higher growth rate in total revenues compared to the growth rate in sales and marketing expenses.

   General and Administrative. General and administrative expenses increased 333% from $3.2 million in 1999 to $13.9 million in 2000, representing 19% and 11% of total revenues, respectively. The increase in general and administrative expenses was caused by additional staffing of these functions to support expanded operations during this same period. The decrease in general and administrative expenses as a percentage of total revenues reflects a higher growth rate in total revenues, compared to the growth rate in general and administrative expenses.

   Amortization of Deferred Stock-Based Compensation. Amortization of deferred stock-based compensation is attributable to the following categories for the years ended December 31, 1999 and 2000, respectively:

                                                           1999   2000
                                                          ------ ------

        Costs of sales................................... $1,078 $  683
        Research and development.........................    647  3,401
        Sales and marketing..............................  1,565  2,550
        General and administrative.......................    396    888
                                                          ------ ------
           Total......................................... $3,686 $7,522
                                                          ====== ======

   Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets was $377,000 in 1999 and $22.3 million in 2000.

   In-Process Research and Development. We recorded purchased in-process research and development of approximately $1.7 million and approximately $100,000 related to the acquisitions of Neonyoyo and Metacode, respectively, representing the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which had not yet reached technological feasibility at the acquisition date.

  Interest and Other Income, Net

   Interest income and other expense, net, increased from $1.4 million for 1999 to $12.1 million for 2000, due to increased interest income earned on proceeds from our initial public offering in October 1999 and our follow-on public offering in February 2000.

Provision for Income Taxes

   We recorded a provision for income taxes of $610,000 for state and foreign taxes in 2000.

Recent Accounting Pronouncements

   On September 29, 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting on all transactions initiated after July 1, 2001 and the pooling of interests method will no longer be allowed. SFAS No. 142 will require that goodwill and all identifiable intangible assets that have an infinite life be recognized as assets but not be amortized. These assets will be assessed for impairment on an annual basis. Identifiable intangible assets that have a finite life will continue to be segregated from goodwill and amortized over their useful lives. These assets will be assessed for impairment pursuant to guidance in SFAS No. 121. Companies will be required to maintain documentation of their impairment testing activities and include significant disclosure in filings in the event of an impairment charge. Goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 (previously recognized goodwill and intangible assets) will be accounted for in accordance with the provisions of SFAS No. 142 beginning January 1, 2002. With the adoption of SFAS No. 142, we will cease amortizing net goodwill of $148.2 million, which includes $1.7 million related to assembled workforce. As a result of this adoption, we expect amortization of acquired intangible assets to be $3.5 million in 2002 and $1.5 million in 2003. We adopted the provisions of SFAS No. 141, effective July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on our financial position or results of operations. We will evaluate goodwill for impairment under the initial SFAS No. 142 transitional impairment test requirements during the second quarter of 2002 and annually, thereafter. The impairment review will involve a two-step process as follows:

   Step 1--We will compare the fair value of our reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, we will move on step two as described below. If a unit's fair value exceeds the carrying value, no impairment charge is necessary.

   Step 2--We will perform an allocation of the fair value of the reporting units to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. We will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess of such amount.

   We expect to complete this review during the second quarter of 2002. We do not expect to record an impairment charge upon the completion of the initial review. However, there can be no assurance that at the time the review is completed a material charge will not be recorded.

   Any transitional impairment loss will be recognized as a change in accounting principle.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. We are currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on our financial position and results of operations.

   In November 2001, the FASB issued Topic D-103 "Income Statement Characterization of Reimbursements Received for 'out-of-pocket' Expenses Incurred", which will require companies to report reimbursements of "out-of-pocket" expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. We will adopt the provisions of D-103 during the first quarter of 2002.

Liquidity and Capital Resources

   Net cash provided by operating activities was $20.0 million and $7.9 million in 2000 and 2001, respectively. Net cash provided by operating activities in 2000 primarily reflected net losses, increases in accounts receivable and prepaid expenses, offset in part by an increase in accrued liabilities, deferred revenue, amortization of acquired intangibles, in-process research and development expenses and amortization of deferred stock compensation. Net cash provided by operating activities in 2001 primarily reflected increasing net losses offset in part by amortization of acquired intangibles, facilities relocation charges, amortization of stock-based compensation and depreciation expense.

   A significant portion of our cash inflows have historically been generated by our operations. These inflows may fluctuate significantly. A decrease in customer demand or decrease in the acceptance of our products, would jeopardize our ability to generate positive cash flows from operations.

   During 2000 and 2001, investing activities included purchases of property and equipment, principally computer hardware and software for our growing number of employees in addition to leasehold improvements for our new facilities. Cash used to purchase property and equipment was $13.8 million and $16.2 million during 2000 and 2001, respectively. We expect that capital expenditures will increase as we grow our operations, expand our infrastructure and hire new personnel. As of December 31, 2001, we had no material capital expenditure commitments.

   During 2000 and 2001, our investing activities included purchases and maturities of short-term investments. Net purchases of investments were approximately $86.1 million in 2000 and $3.1 million in 2001. As of

December 31, 2001, we have not invested in derivative securities. We expect that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

   During 2001, our investing activities included a $3.9 million purchase price adjustment, which primarily related to Metacode Technologies, Inc. The purchase price adjustment reflects a reduction in the valuation of cash and investments, subsequent to the acquisition date and upon completion of an audit of Metacode Technologies, Inc.

   During 2000, our investing activities included the acquisitions of Neonyoyo, Inc, Ajuba Solutions, Inc. and Metacode Technologies, Inc. The net cash paid in connection with these acquisitions was $13.9 million.

   Net cash provided by financing activities in 2000 and 2001 was $157.8 million and $11.8 million, respectively. Net cash provided by financing activities primarily reflects the proceeds of issuance of common stock in each of these periods. During September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of our common stock on the open market. During 2001, we repurchased 827,500 of our common shares on the open market at cost of $3.6 million under this program. We do not expect to repurchase any more shares of our common stock under this program.

   At December 31, 2001, our sources of liquidity consisted of $220.0 million in cash, cash equivalents and investments. At December 31, 2001, we had $175.4 million in working capital. We have a $20.0 million line of credit with Washington Mutual Business Bank, which bears interest at the Wall Street Journal's prime rate, which was 4.75% at December 31, 2001 and is secured by cash. This line of credit agreement expires in May 2002. We also have a $15.2 million line of credit with Wells Fargo Bank, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank's prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. We had no outstanding borrowings under these lines of credit as of December 31, 2001. As of December 31, 2001, we were in compliance with all of our restrictions under the lines of credit. This line of credit agreement expires in December 2002. We intend to maintain these lines of credit in the future.

   We lease our facilities under operating lease agreements that expire at various dates through 2007. The following presents our future lease payments under these agreements (in thousands):

                                                  Operating
                       Year Ended December 31,     Leases
                       -----------------------    ---------
                    2002......................... $ 16,369
                    2003.........................   18,661
                    2004.........................   18,096
                    2005.........................   17,998
                    2006.........................   17,827
                    Over five years..............   15,422
                                                  --------
                    Total payments............... $104,373
                                                  ========

   We have entered into various standby letter of credit agreements associated with our facilities operating lease agreements as required deposits for such facilities. These letters of credit expire at various times through 2006. At December 31 2001, we had $15.4 million outstanding under standby letters of credit, which are accured by substantially all of our assets. The following presents our outstanding commitments under these agreements as each respective balance sheet date (in thousands):

                                               Standby Letters
                         December 31,             of Credit
                         ------------          ---------------
                 2002.........................     $3,153
                 2003.........................      2,516
                 2004.........................      2,185
                 2005.........................      2,112
                 2006.........................      2,112

   We believe that our current cash, cash equivalents short-term investment balances, cash flows from operations and funds available under existing credit facilities will be sufficient to meet our working capital requirements and capital expenditures for the foreseeable future. Lont-term, we ma require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equit or debt financing or from other sources. There can be assurance that additional financing will be available on acceptable terms, or at all.

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

  .   changes in demand for our products;

  . concentration of our revenues in a single product or family of products and our services;

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

   We have incurred net losses from operations in each quarter since our inception through the year ended December 31, 2001. Our net losses amounted to $6.3 million in 1998, $15.7 million in 1999, $32.1 million in 2000 and $129.2 million in 2001. As of December 31, 2001, we had an accumulated deficit of approximately $187.2 million. We anticipate that we will continue to invest in order to expand our customer base and increase brand awareness. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all. Furthermore, we have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as, acquisition and stock-based compensation charges. We expect to continue to make acquisitions, which are likely to cause us to incur certain non-cash charges such as stock-based compensation and intangible amortization charges, which will increase our losses.

Reduced demand and increased competition may cause our services revenue to decline and our results to fluctuate unpredictably.

   Our services revenue represents a significant component of our total revenue--34% and 44% of total revenue in 2000 and 2001. We anticipate that services revenue will continue to represent a significant percentage of total revenue in the future, and the actual percentage that it represents will have an impact on our results of operations. To a large extent, the level of services revenue depends upon our ability to license products that generate follow-on services revenue, such as maintenance. Services revenue also depends on demand for professional services, which is subject to fluctuation in response to economic slowdowns. The current economic slowdown may reduce demand for our professional services. As systems integrators and other third parties, many of whom are our partners, become proficient in installing and servicing our products, our services revenue could decline. Whether we will be able to manage our professional services capacity successfully during the current economic slowdown is difficult to predict. If our professional services capacity is too low we may not be able to capitalize on future increases in demand for our services, but if our capacity is too high our gross margin on services revenue will be harmed.

Our operating results fluctuate widely and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

   Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate unpredictably in the future. However, we anticipate flat to declining revenues for the next few quarters due to the current economic slowdown. The main factors affecting these fluctuations are:

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

  . developers of software that address the need for content management, such as Documentum, Divine, Filenet, Microsoft, Rational, Stellent and Vignette.

   We also face potential competition from our strategic partners, such as BEA Systems and IBM, or from other companies, such as Oracle, that may in the future decide to compete in our market. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. For example, Microsoft has introduced a content management product and might choose to bundle it with other products in ways that would harm our competitive position. Barriers to entering the content management software market are relatively low.

   Although we believe the number of our competitors is increasing, we believe there may be consolidation in the content management software industry. We expect that the general downturn of stock prices in the technology industries since March 2000 will result in significant acceleration of this trend, with fewer but more financially sound competitors surviving that are better able to compete with us for our current and potential customers.

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

   The market for enterprise content management software is relatively new and rapidly evolving. We expect that we will continue to need to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that the market for our products will continue to expand.

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

   In connection with our acquisitions, we may be required to write-off software development costs or other assets, incur severance liabilities, amortization expenses related to acquired intangible assets, or incur debt, any of which could harm our business, financial condition, cash flows and results of operations. The companies we acquire may not have audited financial statements, detailed financial information, or adequate internal controls. There can be no assurance that an audit subsequent to the completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, contingent or other liabilities, and intellectual property. Any such write off could harm our financial results.

We may be required to write-off all or a portion of the value of assets we acquired in our recent business combinations.

   Accounting principles require companies like us to review the value of assets from time to time to determine whether those values have been impaired. Because of the decline of our stock price in recent periods, we have begun a process of determining whether the value on our balance sheet that those acquired companies represent should be adjusted downward. This process will include an analysis of estimated cash flows expected from future operations. If as a result of this analysis we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value as a charge against operating results in the period that the determination is made. Any significant impairment would harm our operating results for that period and our financial position, and could harm the price of our stock.

Our lengthy sales cycle makes it particularly difficult for us to forecast revenue, requires us to incur high costs of sales, and increases the variability of our quarterly results.

   The time between our initial contact with a potential customer and the ultimate sale, which we refer to as our sales cycle, typically ranges between three and nine months, depending largely on the customer. We believe that the recent economic slowdown has lengthened our sales cycle as customers delay decisions on implementing content management initiatives. Further, travel delays may interfere with our sales efforts and impair our revenue growth. If we do not shorten our sales cycle, it will be difficult for us to reduce sales and marketing expenses. In addition, as a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This makes it more difficult to predict quarterly financial performance, or to achieve it, and any delay in completing sales in a particular quarter could harm our business and cause our operating results to vary significantly.

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

We must attract and retain qualified personnel, which is particularly difficult for us because we compete with other technology-related companies and are located in the San Francisco Bay area, where there is competition for personnel.

   Our success depends on our ability to attract and retain qualified, experienced employees. We compete for experienced engineering, sales and consulting personnel with technology professional services firms, software vendors, consulting and professional services companies. It is also particularly difficult to recruit and retain personnel in the San Francisco Bay area, where we are located. Although we provide compensation packages that include stock options, cash incentives and other employee benefits, the volatility and current market price of our common stock may make it difficult for us to attract, assimilate and retain highly qualified employees in the future. In addition, our customers generally purchase consulting and implementation services from us, but it is difficult and expensive to recruit, train and retain qualified personnel to perform these services, and we may from time to time have inadequate levels of staffing to perform these services. As a result, our growth could be limited due to our lack of capacity to provide those services, or we could experience deterioration in service levels or decreased customer satisfaction, any of which would harm our business.

If we do not improve our operational systems on a timely basis, we will be more likely to fail in managing our growth properly.

   We have expanded our operations rapidly in recent years. We intend to continue to expand our operational systems in the future to pursue potential market opportunities. This expansion will place a significant demand on management and operational resources. In order to manage our growth, we may need to implement and improve our operational systems, procedures and controls on a timely basis. If we fail to implement and improve these systems in a timely manner, our business will be seriously harmed.

Difficulties in introducing new products and upgrades in a timely manner will make market acceptance of our products less likely.

   The market for our products is characterized by rapid technological change, frequent new product introductions and technology-related enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. We expect to add new content management functionality to our product offerings by internal development, and possibly by acquisition. Content management technology is more complex than most software and new products or product enhancements can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or upgrades may not be released according to schedule or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. If we do not develop, license or acquire new software products, or deliver enhancements to existing products on a timely and cost-effective basis, our business will be harmed.

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

   In addition, our stock option repricing program requires us to record a compensation charge on a quarterly basis as a result of variable plan accounting treatment, which will lower our earnings. This charge will be evaluated on a quarterly basis and additional charges will be recorded if the market price of our stock exceeds the price of the repriced options. Since the variable component of this charge is computed based on the current market price of our stock, such charges may vary significantly from period to period. For example for every one dollar in value that our stock price exceeds the adjusted exercise price of these options, we will recognize an additional $2.6 million in deferred stock compensation.

Our products might not be compatible with all major platforms, which could limit our revenues.

   Our products currently operate on the Microsoft Windows NT, Microsoft Windows 2000, Linux, IBM AIX, Hewlett Packard UX and Sun Solaris operating systems. In addition, our products are required to interoperate with leading content authoring tools and web application servers. We must continually modify and enhance our products to keep pace with changes in these applications and operating systems. If our products were to be incompatible with a popular new operating system or business application, our business would be harmed. In addition, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, browsers, back-office applications, and other technology-related applications, could also harm our business.

We have limited experience conducting operations internationally, which may make it more difficult than we expect to continue to expand overseas and may increase the costs of doing so.

   To date, we have derived most of our revenues from sales to North American customers. Our experience with international operations in many countries is limited, and there are many barriers to competing successfully in the international arena, including:

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

   The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. As of December 31, 2001, all securities held in our portfolio mature within one year or less from the date of purchase. See Note 1 of Notes to Consolidated Financial Statements.

   The following table presents the amounts of cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2001:

                                                         2001    Fair Value
                                                       --------  ----------
     Cash equivalents and short-term investments...... $191,604   $191,604
     Average interest rates...........................      4.5%

   The following table presents the amounts of cash equivalents and short-term investments that are subject to interest rate risk by year of expected maturity and average interest rates as of December 31, 2000:

                                                         2000    Fair Value
                                                       --------  ----------
     Cash equivalents and short-term investments...... $177,202   $177,202
     Average interest rates...........................      6.0%

   We did not hold derivative financial instruments as of December 31, 2001, and have never held such instruments in the past. In addition, we had no outstanding debt as of December 31, 2001.

   As of December 31, 2001, we had unrealized gains of $265,000 associated with these investments. Assuming an average investment balance of $200.0 million, if interest rates were to increase (decrease) by 10%, this would result in a $900,000 increase (decrease) in annual interest income.

Foreign Currency Risk

   Currently the majority of our sales and expenses are denominated in U.S. Dollars; as a result we have experienced no significant foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies in 2002, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

Commodity Price Risk

   We did not hold commodity instruments as of December 31, 2001, and have never had such instruments in the past.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The response to this item is submitted as a separate section of this Form 10-K. See Part IV, Item 14 of this Form 10-K for a listing of financial statements presented in the section entitled ''Financial Statements.''

                     QUARTERLY CONSOLIDATED FINANCIAL DATA

                                                                         Three Months Ended
                                           -----------------------------------------------------------------------------
                                           March 31, June 30, Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,
                                             2000      2000     2000      2000      2001      2001      2001      2001
                                           --------- -------- --------- --------  --------- --------  --------- --------
                                                                           (in thousands)
Consolidated Statement of Operations
 Data:
Revenues:
    License...............................  $ 9,388  $15,421  $ 26,538  $ 35,659  $ 39,033  $ 30,697  $ 20,712  $ 22,330
    Services..............................    4,472    8,840    12,878    18,933    21,511    24,267    22,476    21,695
                                            -------  -------  --------  --------  --------  --------  --------  --------
       Total revenues.....................   13,860   24,261    39,416    54,592    60,544    54,964    43,188    44,025
Cost of revenues:
    License...............................       66      201       317       516       490       682       660       888
    Services..............................    4,654    7,908    11,610    14,369    16,116    15,970    13,999    12,094
                                            -------  -------  --------  --------  --------  --------  --------  --------
       Total cost of revenues.............    4,720    8,109    11,927    14,885    16,606    16,652    14,659    12,982
Gross profit..............................    9,140   16,152    27,489    39,707    43,938    38,312    28,529    31,043
Operating Expenses:
    Research and development..............    2,208    3,188     5,091     7,213     8,923     7,944     7,043     7,658
    Sales and marketing...................    9,669   14,249    21,212    27,553    28,545    26,094    22,312    22,309
    General and administrative............    1,960    2,808     3,708     5,465     5,770     5,660     5,473     5,597
    Amortization of deferred stock-
     based compensation...................      833      617     1,504     4,568     4,575     4,286     3,207     2,157
    Amortization of acquired intangible
     assets...............................       52       51     5,006    17,209    22,072    21,928    22,209    22,109
    In-process research and
     development write-off................       --       --     1,724       100        --        --        --        --
    Facilities relocation charges.........       --       --        --        --        --    12,784     9,382        --
                                            -------  -------  --------  --------  --------  --------  --------  --------
       Total operating expenses...........   14,722   20,913    38,245    62,108    69,885    78,696    69,626    59,830
                                            -------  -------  --------  --------  --------  --------  --------  --------
Loss from operations......................   (5,582)  (4,761)  (10,756)  (22,401)  (25,947)  (40,384)  (41,097)  (28,787)
Interest and other income, net............    2,537    3,338     3,297     2,883     2,779     2,210     1,997     1,474
Provision for income taxes................       --       --      (227)     (383)   (1,148)     (272)       --        --
                                            -------  -------  --------  --------  --------  --------  --------  --------
Net loss..................................  $(3,045) $(1,423) $ (7,686) $(19,901) $(24,316) $(38,446) $(39,100) $(27,313)
                                            =======  =======  ========  ========  ========  ========  ========  ========

                                                                              Three Months Ended
                                                  -------------------------------------------------------------------------
                                                  March 31, June 30, Sept. 30, Dec. 31, March 31, June 30, Sept. 30, Dec. 31,
                                                    2000      2000     2000      2000     2001      2001     2001      2001
                                                  --------- -------- --------- -------- --------- -------- --------- --------
                                                                         (as a percentage of revenues)
Consolidated Statement of Operations Data:
Revenues:
    License......................................     68%      64%       67%      65%       64%      56%       48%      51%
    Services.....................................     32       36        33       35        36       44        52       49
                                                     ---      ---       ---      ---       ---      ---       ---      ---
       Total revenues............................    100      100       100      100       100      100       100      100
Cost of revenues:
    License......................................     --        1         1        1         1        1         2        2
    Services.....................................     34       32        29       26        26       29        32       27
                                                     ---      ---       ---      ---       ---      ---       ---      ---
       Total cost of revenues....................     34       33        30       27        27       30        34       29
Gross profit.....................................     66       67        70       73        73       70        66       71
Operating Expenses:
    Research and development.....................     16       13        13       13        15       14        16       17
    Sales and marketing..........................     70       59        54       50        47       47        52       51
    General and administrative...................     14       12         9       10        10       10        13       13
    Amortization of deferred stock-based
     compensation................................      6        3         4        8         8        8         7        5
    Amortization of acquired intangible assets...     --       --        13       32        36       40        51       50
    In-process research and development..........     --       --         4       --        --       --        --       --
    Facilities relocation charges................     --       --        --       --        --       24        22       --
                                                     ---      ---       ---      ---       ---      ---       ---      ---
       Total operating expenses..................    106       87        97      113       116      143       161      136
                                                     ---      ---       ---      ---       ---      ---       ---      ---
Loss from operations.............................    (40)     (20)      (27)     (40)      (43)     (73)      (95)     (65)
Interest and other income, net...................     18       14         8        5         5        4         4        3
Provision for income taxes.......................     --       --        (1)      (1)       (2)      --        --       --
                                                     ---      ---       ---      ---       ---      ---       ---      ---
Net loss.........................................    (22)%     (6)%     (20)%    (36)%     (40)%    (69)%     (91)%    (62)%
                                                     ===      ===       ===      ===       ===      ===       ===      ===

   As a result of our limited operating history and the emerging nature of the market for enterprise content management software and services in which we compete, it is difficult for us to forecast our revenues or earnings accurately. It is possible that in some future periods our results of operations may not meet or exceed the expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and will likely cause fluctuations in the future, include:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information about directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 that is required by this Item is incorporated by reference to our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the captions "Proposal No. 1--Election of Directors," and "Compliance Under Section 16(a) of the Securities Exchange Act of 1934."

   The following table presents information regarding our executive officers or key employees:

            Name              Age                      Position
            ----              ---                      --------
Martin W. Brauns............. 42  Chief Executive Officer and Chairman of the Board
John Van Siclen.............. 45  President, Chief Operating Officer and Director
David M. Allen............... 43  Senior Vice President, Chief Financial Officer and
                                  Secretary
Michael A. Backlund.......... 47  Senior Vice President of Worldwide Sales and Field
                                  Operations
Jack S. Jia.................. 38  Senior Vice President and Chief Technical Officer
Alex K. Choy................. 40  Senior Vice President of Engineering
Anita M. Brunner............. 45  Vice President and General Counsel
Kevin V. Cochrane............ 29  Vice President of Product Marketing
G. Mercedes De Luca.......... 44  Vice President of Information Technology
Doreena Ross................. 39  Vice President of Human Resources

   Martin W. Brauns has served as our Chief Executive Officer and Chairman since January 2002. From March 1998 to January 2002, he served as our President, Chief Executive Officer and a member of the Board of Directors. Before joining Interwoven, Mr. Brauns served as President and Chief Operating Officer of Sqribe Technologies, Inc., a software company from July 1997 to November 1997. From 1996 to June 1997, Mr. Brauns served in a number of positions, including most recently as Vice President of North American Sales at, Informix Software, Inc. From 1992 to 1996, Mr. Brauns served as Vice President of Worldwide Sales of Adaptec Inc., a hardware and software manufacturer. Mr. Brauns holds a Bachelor of Science in international business and a Master of Business Administration from San Jose State University.

   John Van Siclen has served as our President, Chief Operating Officer and director of Interwoven since January 2002. From May 2001 to January 2002, he served as our Senior Vice President and Chief Operating Officer. From December 1999 to April 2001, he served as our Vice President of Corporate and Business Development. Prior to joining Interwoven, Mr. Van Siclen served as President and Chief Executive Officer of Perspecta, Inc., an Internet software company, from February 1997 to November 1999. Perspecta was acquired by Excite@Home in October 1999. From 1996 to February 1997, Mr. Van Siclen served as Vice President, Alternate Channels at Informix Software, Inc., a database software company. From 1990 to 1996, Mr. Van Siclen held various sales and marketing management positions, including, most recently, Vice President of Worldwide Sales and Marketing, at NetFrame Systems, a network systems company. Mr. Van Siclen holds a Bachelor of Arts in history from Princeton University.

   David M. Allen has served as our Senior Vice President, Chief Financial Officer and Secretary since July 2000. From March 1999 to July 2000, he served as our Vice President and Chief Financial Officer. Before joining Interwoven, Mr. Allen served as Vice President and Chief Financial Officer of Object Systems Integrators, Inc., a telecommunications network management company, from 1996 to March 1999. From 1985 to July 1996, he served in a number of positions, including most recently as Vice President and Chief Financial Officer, at Telecommunications Techniques Corporation, a communications test equipment manufacturing company. Mr. Allen holds a Bachelor of Science in accounting from the University of Maryland.

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

   Jack S. Jia has served as our Senior Vice President and Chief Technical Officer since January 2002. From October 2000 to January 2002, he served as our Senior Vice President of Engineering. From January 1997 to October 2000, he served in a variety of positions, including most recently as our Vice President of Engineering. Prior to joining Interwoven, Mr. Jia was a founder of V-Max America, Inc., a computer distribution company, where he served as its Chief Executive Officer from 1993 to October 1998. From 1995 to January 1997, he served as a Project Manager at Silicon Graphics, Inc., a computer systems company. Mr. Jia holds a Bachelor of Science in electrical engineering and a Master of Science in computer science from the Northern Jiao-Tong University, Beijing, a Master of Science in electrical engineering from Polytechnic University of New York, and a Master of Business Administration from Santa Clara University.

   Alex K. Choy has served as our Senior Vice President of Engineering since January 2002. From November 1999 to January 2002, he served as our Vice President of Engineering. From April 1999 to November 1999, he served as a Director of Engineering. Prior to joining Interwoven, from 1996 to April 1999, Mr. Choy served in a number of positions with Veritas Software, Inc., a software storage management company, most recently as a Vice President of Engineering and General Manager. Additionally, Mr. Choy has held positions at several high tech companies including, Tandem Computers, Sun Microsystems, Inc. and Hewlett Packard Company. Mr. Choy holds a Bachelor of Science in computer science from the University of California at Berkeley and a Master of Science in computer science from Stanford University.

   Anita M. Brunner has served as our Vice President and General Counsel since July 2000. From August 1999 to July 2000, she served as our General Counsel. From February 1999 to August 1999, she served as our Associate General Counsel. Prior to joining Interwoven, from 1994 to December 1998, Ms. Brunner served as an Associate Corporate Counsel at Adaptec Inc., a hardware and software manufacturer. Ms. Brunner holds a Bachelor of Science in business administration from Ball State University and a Juris Doctor from Santa Clara University School of Law.

   Kevin V. Cochrane has served as our Vice President of Product Management since June 2000. From March 1998 to June 2000, he served as our Director of Product Management, and from June 1996 to March 1998, he served as a Product Manager. Prior to joining Interwoven, from 1994 to May 1996, Mr. Cochrane served as a consultant for LEK/Alcar Consulting Group, a strategy consulting firm. Mr. Cochrane holds a Bachelor of Arts in international relations from Stanford University.

   G. Mercedes De Luca has served as our Vice President of Information Technology since November 2001. From November 2000 to November 2001, she served as our Director of Information Systems. Prior to joining Interwoven, from May 2000 to November 2000, Ms. De Luca served as the Director of Information Technology for MarketFirst Software, a marketing software company. From June 1997 to May 2000, Ms. De Luca served in a number of positions with West Valley College, a community college, including most recently as Dean of Instructional Computer Technologies. From December 1996 to June 1997, Ms. De Luca served as the Manager of Education Services at Taos Mountain Software, a software systems administration company. Ms. De Luca holds a Bachelor of Science in electrical engineering from Columbia University and a Master of Business Administration from Santa Clara University.

   Doreena Ross has served as our Vice President of Human Resources since April 2001. From September 2000 to April 2001, she served as a Director of Human Resources. Prior to joining Interwoven, from January 1999 to September 2000, Ms. Ross served as a Director of Human Resources for Documentum, Inc., a document management software company, and from June 1994 to December 1998, Ms. Ross, served in various Operational and Human Resource Management positions at Sybase Inc., a database software company. Ms. Ross holds an I.P.M. from Thames Valley University.

ITEM 11.   EXECUTIVE COMPENSATION

   The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2002 Annual Meeting of Stockholders under the caption "Certain Relationships and Related Transactions."

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   a) 1.  Consolidated Financial Statements

   See index to Consolidated Financial Statements and Financial Statement schedule at page 49 of this Form 10-K.

    2. Financial Statements Schedule

   See index to Consolidated Financial Statements and Financial Statement schedule at page 49 of this Form 10-K.

    3. Exhibits

   (a) The registrant did not file any reports on Form 8-K during the fourth quarter of 2001.

   (b)  The following exhibits are filed as part of this report:

                                                                        Incorporated by Reference
                                                                        -------------------------
                                                                                                   Filed
Number                           Exhibit Title                           Form      Date    Number Herewith
------                           -------------                          ----     --------  ------ --------
 2.01   Agreement and Plan of Merger, dated October 1, 1999, between
        Interwoven, Inc., a California corporation, and the Registrant  S-1     07/27/99    2.01
 2.02   Agreement and Plan of Merger, dated October 1, 1999, between
        Interwoven, Inc., a California corporation, and the Registrant  8-K     11/13/00    2.01
 2.03   Agreement and Plan of Merger dated October 19, 2000 among
        Interwoven, Inc. AJ Acquisition Corp. and Ajuba Solutions, Inc. 8-K     11/13/00    2.01
 2.04   Agreement and Plan of Merger dated October 20, 2000 among
        Interwoven, Inc., Melon Acquisition Corporation and Metacode
        Technologies, Inc.                                              8-K     11/13/00    2.02
 3.01   Registrant's Third Amended and Restated Certificate of
        Incorporation                                                   S-1     12/17/99    3.03
 3.02   Certificate of Amendment of the Registrant's Third Amended
        and Restated Certificate of Incorporation                       S-3     11/22/00    3.03
 3.03   Registrant's Amended and Restated Bylaws                        10-K    04/02/01    3.03
 4.01   Form of Certificate for Registrant's common stock               S-1     07/27/99    4.01
10.01   Form of Indemnity Agreement between Registrant and each of
        its directors and executive officers                            S-1     07/27/99   10.01

                                                                            Incorporated by Reference
                                                                            -------------------------
                                                                                                       Filed
Number                             Exhibit Title                            Form       Date    Number Herewith
------                             -------------                            ----     --------  ------ --------
10.02*   1996 Stock Option Plan and related agreements                      S-1     07/27/99   10.02
10.03*   1998 Stock Option Plan and related agreements                      S-1     07/27/99   10.03
10.04*   1999 Equity Incentive Plan                                         S-8     01/24/01    4.01
10.05*   Forms of Option Agreements and Stock Option Exercise
         Agreements related to the 1999 Equity Incentive Plan               S-1     07/27/99   10.04
10.06*   1999 Employee Stock Purchase Plan                                  S-8     01/24/01    4.03
10.07*   Forms of Enrollment Form, Subscription Agreement, Notice of
         Withdrawal and Notice of Suspension related to the 1999
         Employee Stock Purchase Plan                                       S-1     07/27/99   10.05
10.08*   2000 Stock Incentive Plan                                          S-8     09/26/00    4.01
10.09*   Forms of Stock Option Agreement and Stock Option Exercise
         Agreements related to the 2000 Stock Incentive Plan                S-8     06/22/00    4.03
 10.10   Regional Prototype Profit Sharing Plan and Trust/Account
         Standard Plan Adoption Agreement AA #001                           S-1     07/27/99   10.06
10.11*   Employment Agreement between Interwoven, Inc. and
         Martin W. Brauns dated February 27, 1998                           S-1     07/27/99   10.07
10.12*   Offer Letter to David M. Allen from Interwoven, Inc. dated
         February 12, 1999                                                  S-1     07/27/99   10.08
10.13*   Offer Letter to Michael A. Backlund from Interwoven, Inc. dated
         May 1, 1998                                                        S-1     07/27/99   10.09
10.14*   Offer Letter to Jack S. Jia from Interwoven, Inc. dated January 3,
         1997                                                               S-1     07/27/99   10.13
10.15*   Offer Letter to Jozef Ruck from Interwoven, Inc. dated
         February 18, 1999                                                  S-1     07/27/99   10.15
 10.16   Build-To-Suit Lease Agreement dated March 18, 1997 between
         Sunnyvale Partners Limited Partnership and First Data Merchant
         Services Corporation                                               S-1     07/27/99   10.20
 10.17   Sublease dated April 24, 1998 between First Data Merchant
         Services Corporation and Interwoven, Inc.                          S-1     07/27/99   10.21
 10.18   Loan and Security Agreement, dated October 1997, as amended,
         between Interwoven, Inc. and Silicon Valley Bank                   S-1     07/27/99   10.22
10.19+   Standard Sales Agreement effective as of July 28, 1999 between
         Registrant and General Electric Company                            S-1     07/27/99   10.24
10.20+   Preferred Stock Warrant to Purchase Shares of Series E Preferred
         Stock of Registrant                                                S-1     07/27/99   10.25
10.21+   Amended and Restated Loan and Security Agreement dated
         June 24, 1999, between Silicon Valley Bank and Registrant          S-1     07/27/99   10.26
 10.22   Intellectual Property Security Agreement dated June 24, 1999,
         between Silicon Valley Bank and Registrant                         S-1     07/27/99   10.27

                                                                    Incorporated by Reference
                                                                    -------------------------
                                                                                               Filed
Number                        Exhibit Title                          Form      Date    Number Herewith
------                        -------------                         ----     --------  ------ --------
10.23* Offer Letter to John Van Siclen from Interwoven, Inc. dated
       December 17, 1999                                             S-1    12/17/99   10.30
10.24  Assignment of Lease between beyond.com and Interwoven, Inc.   S-1    12/17/99   10.31
10.25  Ariba Plaza Sublease dated June 28, 2001 between Ariba, Inc.
       and Interwoven                                               10-Q    08/14/01   10.01
10.26  Revolving Line of Credit Note dated August 2, 2001, between
       Wells Fargo Bank and Interwoven                              10-Q    08/14/01   10.02
10.27  Letter of Commitment dated May 17, 2001 from Washington
       Business Mutual Bank                                         10-Q    08/14/01   10.03
10.28  Amended and Restated Ariba Plaza Sublease dated August 6,
       2001 between Ariba, Inc. and Interwoven, Inc.                10-Q    11/14/01   10.01
21.1   Subsidiaries of the Registrant                                                            X
23.1   Report on Financial Statement Schedule and Consent of KPMG
       LLP, independent auditors                                                                 X
23.2   Consent of PricewaterhouseCoopers LLP, independent
       accountants                                                                               X

--------
*  Management contract, compensatory plan or arrangement
+ Portions of this exhibit have been omitted pursuant to an order granting confidential treatment

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERWOVEN, INC.

  Date: March 22, 2002                 By:        /S/  DAVID M. ALLEN
                                           ----------------------------------
                                                     David M. Allen
                                               Senior Vice President and
                                                Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

    /s/  MARTIN W. BRAUNS     Chief Executive Officer       March 22, 2002
-----------------------------   (principal executive
      Martin W. Brauns          officer) and Chairman of
                                the Board

     /s/  DAVID M. ALLEN      Senior Vice President and     March 22, 2002
-----------------------------   Chief Financial Officer
       David M. Allen           (principal financial
                                officer and principal
                                accounting officer)

Additional Directors:

    /s/   JOHN VAN SICLEN     President, Chief Operating    March 22, 2002
-----------------------------   Officer and a Director
       John Van Siclen

   /s/   KATHRYN C. GOULD     Director                      March 22, 2002
-----------------------------
      Kathryn C. Gould

   /s/   MARK C. THOMPSON     Director                      March 22, 2002
-----------------------------
      Mark C. Thompson

   /s/   RONALD E. F. CODD    Director                      March 22, 2002
-----------------------------
      Ronald E. F. Codd

    /s/   ANTHONY ZINGALE     Director                      March 22, 2002
-----------------------------
       Anthony Zingale

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                             Financial Statements:

                                                                                Page
                                                                                -----
Consolidated Balance Sheets as of December 31, 2000 and 2001...................    52
Consolidated Statements of Operations and Comprehensive Loss for each of the
  three years ended December 31, 1999, 2000 and 2001...........................    53
Consolidated Statements of Stockholders' Equity (Deficit) for each of the three
  years ended December 31, 1999, 2000 and 2001.................................    54
Consolidated Statements of Cash Flows for each of the three years ended
  December 31, 1999, 2000 and 2001.............................................    55
Notes to Consolidated Financial Statements..................................... 56-75

                         Financial Statement Schedule:

                                                                         Page
                                                                         ----
   Schedule II--Valuation and Qualifying Accounts.......................   76

   All other Schedules are omitted because they are not required, are not applicable, or the information is included in the financial statement notes thereto.

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Interwoven, Inc.

   We have audited the accompanying consolidated balance sheet of Interwoven, Inc. and subsidiaries ("Interwoven" or the "Company") as of December 31, 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interwoven, Inc, and subsidiaries as of December 31, 2001 and the results of their operations and comprehensive loss and their cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/  KPMG LLP

Mountain View, California
January 24, 2001

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Interwoven, Inc.

   In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Interwoven, Inc. and its subsidiaries at December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
January 18, 2001

                               INTERWOVEN, INC.

                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                                                        December 31,
                                                                                    -------------------
                                                                                      2000      2001
                                                                                    --------  ---------
                                      ASSETS
                                      ------
Current Assets:
   Cash and cash equivalents....................................................... $ 75,031  $  69,312
   Short-term investments..........................................................  147,253    150,656
   Accounts receivable, net of allowances of $564 and $1,143 in 2000 and 2001,
     respectively..................................................................   36,806     35,663
   Prepaid expenses................................................................    7,392      5,217
   Other current assets............................................................    2,860      1,718
                                                                                    --------  ---------
       Total current assets........................................................  269,342    262,566
Property and equipment, net........................................................   14,889     19,580
Goodwill and other intangible assets, net,.........................................  238,502    154,359
Restricted cash....................................................................      605        605
Other assets.......................................................................      871      2,035
                                                                                    --------  ---------
                                                                                    $524,209  $ 439,145
                                                                                    ========  =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Current Liabilities:
   Accounts payable................................................................ $  9,918  $   5,817
   Accrued liabilities.............................................................   25,411     42,256
   Deferred revenue................................................................   34,529     39,067
                                                                                    --------  ---------
       Total current liabilities...................................................   69,858     87,140
                                                                                    --------  ---------
Commitments and contingencies
Stockholders' Equity:
   Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or
     outstanding...................................................................       --         --
   Common stock, 500,000 shares authorized, respectively; 102,171 and 104,474
     issued and outstanding........................................................       27         30
   Treasury stock, at cost; none and 789 shares, respectively......................       --     (3,594)
   Additional paid-in capital......................................................  539,969    553,081
   Deferred stock-based compensation...............................................  (27,627)   (10,584)
   Accumulated other comprehensive income..........................................       --        265
   Accumulated deficit.............................................................  (58,018)  (187,193)
                                                                                    --------  ---------
       Total stockholders' equity..................................................  454,351    352,005
                                                                                    --------  ---------
                                                                                    $524,209  $ 439,145
                                                                                    ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               INTERWOVEN, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   (in thousands, except per share amounts)

                                                                                 Year Ended December 31,
                                                                              -----------------------------
                                                                                1999      2000      2001
                                                                              --------  --------  ---------
Revenues:
   License................................................................... $ 10,706  $ 87,006  $ 112,772
   Services..................................................................    6,100    45,123     89,949
                                                                              --------  --------  ---------
       Total revenues........................................................   16,806   132,129    202,721
                                                                              --------  --------  ---------
Cost of revenues:
   License...................................................................      181     1,100      2,720
   Services..................................................................    6,576    38,541     58,179
                                                                              --------  --------  ---------
       Total cost of revenues................................................    6,757    39,641     60,899
                                                                              --------  --------  ---------
Gross profit.................................................................   10,049    92,488    141,822
                                                                              --------  --------  ---------
Operating expenses:
   Research and development..................................................    4,199    17,700     31,568
   Sales and marketing.......................................................   15,582    72,683     99,260
   General and administrative................................................    3,221    13,941     22,500
   Amortization of deferred stock-based compensation.........................    3,686     7,522     14,225
   Amortization of acquired intangible assets................................      377    22,318     88,318
   In-process research and development.......................................       --     1,824         --
   Facilities relocation charges.............................................       --        --     22,166
                                                                              --------  --------  ---------
       Total operating expenses..............................................   27,065   135,988    278,037
                                                                              --------  --------  ---------
Loss from operations.........................................................  (17,016)  (43,500)  (136,215)
Interest and other income, net...............................................    1,361    12,055      8,460
                                                                              --------  --------  ---------
Loss before income taxes.....................................................  (15,655)  (31,445)  (127,755)
Provision for income taxes...................................................       --       610      1,420
                                                                              --------  --------  ---------
Net loss.....................................................................  (15,655)  (32,055)  (129,175)
Accretion of mandatorily redeemable preferred stock..........................  (13,227)       --         --
                                                                              --------  --------  ---------
Net loss attributable to common stockholders................................. $(28,882) $(32,055) $(129,175)
                                                                              ========  ========  =========
Basic and diluted net loss attributable to common stockholders per share..... $  (0.95) $  (0.35) $   (1.29)
                                                                              ========  ========  =========
Shares used in computing basic and diluted net loss per share attributable to
  common stockholders........................................................   30,472    91,979     99,940
                                                                              ========  ========  =========

Comprehensive loss:
Net loss..................................................................... $(15,655) $(32,055) $(129,175)
Other comprehensive income:
Unrealized gains on investments, net.........................................       --        --        265
                                                                              --------  --------  ---------
Total comprehensive loss..................................................... $(15,655) $(32,055) $(128,910)
                                                                              ========  ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               INTERWOVEN, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                                                                                      Notes
                                                                         Common Stock   Treasury Stock  Additional  Receivable
                                                                        --------------  --------------   Paid-In       from
                                                                        Shares   Amount Shares Amount    Capital   Stockholders
                                                                        -------  ------ ------ -------  ---------- ------------
Balances at December 31, 1998..........................................  19,636   $ 5      --  $    --   $    881     $(240)
Common stock issued upon initial public offering, net of issuance costs
 of approximately $1 million...........................................  14,492     3      --       --     56,241        --
Issuance of common stock under stock plans.............................   7,692     3      --       --      1,904      (202)
Exercise of series mandatorily redeemable preferred stock warrants into
 common stock..........................................................     260    --      --       --        114        --
Conversion of mandatorily redeemable preferred stock to common stock...  49,880    12      --       --     52,984        --
Accretion of mandatorily redeemable convertible preferred stock........      --    --      --       --    (13,227)       --
Repurchase of common stock.............................................    (416)   --      --       --        (11)       --
Repayment of notes receivable from stockholders........................      --    --      --       --         --       240
Deferred stock-based compensation......................................      --    --      --       --      7,328        --
Amortization of stock-based compensation...............................      --    --      --       --         --        --
Net loss...............................................................      --    --      --       --         --        --
                                                                        -------   ---    ----  -------   --------     -----
Balances at December 31, 1999..........................................  91,544    23      --       --    106,214      (202)
                                                                        -------   ---    ----  -------   --------     -----
Common stock issued upon follow-on offering, net of issuance costs of
 approximately $10 million.............................................   4,000     1      --       --    152,388        --
Issuance of common stock under stock plans.............................   2,179     1      --       --      6,808        --
Issuance of common stock for acquisitions..............................   4,394     2      --       --    244,132        --
Exercise of mandatorily redeemable preferred stock warrant into common
 stock.................................................................      54    --      --       --         10        --
Repayment of notes receivable from stockholders........................      --    --      --       --         --       202
Deferred stock-based compensation......................................      --    --      --       --     30,417        --
Amortization of stock-based compensation...............................      --    --      --       --         --        --
Net loss...............................................................      --    --      --       --         --        --
                                                                        -------   ---    ----  -------   --------     -----
Balances at December 31, 2000.......................................... 102,171    27      --       --    539,969        --
                                                                        -------   ---    ----  -------   --------     -----
Treasury stock repurchased.............................................      --    --    (828)  (3,594)        --        --
Issuance of common stock for acquisitions..............................     359    --      39       --         --        --
Repurchase of common stock.............................................    (763)   (1)     --       --        (42)       --
Issuance of common stock under stock plans.............................   2,707     4      --              15,428        --
Deferred stock-based compensation......................................      --    --      --       --     (2,274)       --
Amortization of stock-based compensation...............................      --    --      --       --         --        --
Unrealized gain on investments.........................................      --    --      --       --         --        --
Net loss...............................................................      --    --      --                  --        --
                                                                        -------   ---    ----  -------   --------     -----
Balances at December 31, 2001.......................................... 104,474   $30    (789) $(3,594)  $553,081     $  --
                                                                        =======   ===    ====  =======   ========     =====

                                                                                      Accumulated
                                                                          Deferred       Other
                                                                        Stock-Based  Comprehensive Accumulated
                                                                        Compensation    Income       Deficit     Total
                                                                        ------------ ------------- ----------- ---------
Balances at December 31, 1998..........................................   $ (1,090)      $ --       $ (10,308) $ (10,752)
Common stock issued upon initial public offering, net of issuance costs
 of approximately $1 million...........................................         --         --              --     56,244
Issuance of common stock under stock plans.............................         --         --              --      1,705
Exercise of series mandatorily redeemable preferred stock warrants into
 common stock..........................................................         --         --              --        114
Conversion of mandatorily redeemable preferred stock to common stock...         --         --              --     52,996
Accretion of mandatorily redeemable convertible preferred stock........         --         --              --    (13,227)
Repurchase of common stock.............................................         --         --              --        (11)
Repayment of notes receivable from stockholders........................         --         --              --        240
Deferred stock-based compensation......................................     (7,328)        --              --         --
Amortization of stock-based compensation...............................      3,686         --              --      3,686
Net loss...............................................................         --         --         (15,655)   (15,655)
                                                                          --------       ----       ---------  ---------
Balances at December 31, 1999..........................................     (4,732)        --         (25,963)    75,340
                                                                          --------       ----       ---------  ---------
Common stock issued upon follow-on offering, net of issuance costs of
 approximately $10 million.............................................         --         --              --    152,389
Issuance of common stock under stock plans.............................         --         --              --      6,809
Issuance of common stock for acquisitions..............................         --         --              --    244,134
Exercise of mandatorily redeemable preferred stock warrant into common
 stock.................................................................         --         --              --         10
Repayment of notes receivable from stockholders........................         --         --              --        202
Deferred stock-based compensation......................................    (30,417)        --              --         --
Amortization of stock-based compensation...............................      7,522         --              --      7,522
Net loss...............................................................         --         --         (32,055)   (32,055)
                                                                          --------       ----       ---------  ---------
Balances at December 31, 2000..........................................    (27,627)        --         (58,018)   454,351
                                                                          --------       ----       ---------  ---------
Treasury stock repurchased.............................................         --         --              --     (3,594)
Issuance of common stock for acquisitions..............................         --         --              --         --
Repurchase of common stock.............................................         --         --              --        (43)
Issuance of common stock under stock plans.............................         --         --              --     15,432
Deferred stock-based compensation......................................      2,818         --              --        544
Amortization of stock-based compensation...............................     14,225         --              --     14,225
Unrealized gain on investments.........................................         --        265              --        265
Net loss...............................................................         --         --        (129,175)  (129,175)
                                                                          --------       ----       ---------  ---------
Balances at December 31, 2001..........................................   $(10,584)      $265       $(187,193) $ 352,005
                                                                          ========       ====       =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               INTERWOVEN, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                     Year Ended December 31,
                                                                                                 ------------------------------
                                                                                                   1999      2000       2001
                                                                                                 --------  ---------  ---------
Cash flows provided by (used in) operating activities:
   Net loss..................................................................................... $(15,655) $ (32,055) $(129,175)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization.............................................................      883      3,071      8,078
      Amortization of deferred stock-based compensation.........................................    3,686      7,522     14,225
      Amortization of acquired intangible assets................................................      377     22,318     88,317
      Provisions for doubtful accounts..........................................................       18        276      1,076
      Issuance of common stock for services.....................................................       27      1,626         --
      In-process research and development.......................................................       --      1,824         --
      Facilities relocation charges.............................................................       --         --     19,344
   Changes in assets and liabilities:
      Accounts receivable.......................................................................   (2,598)   (31,119)        66
      Prepaid expenses and other assets.........................................................   (1,384)   (10,233)     2,417
      Accounts payable..........................................................................      351        (14)    (4,101)
      Accrued liabilities.......................................................................    3,368     24,242      2,800
      Deferred revenue..........................................................................    1,215     32,590      4,863
                                                                                                 --------  ---------  ---------
         Net cash provided by (used in) operating activities....................................   (9,711)    20,048      7,910
                                                                                                 --------  ---------  ---------
Cash flows from investing activities:
   Purchase of property and equipment...........................................................   (2,411)   (13,760)   (16,239)
   Purchases of investments.....................................................................  (73,116)  (168,028)  (189,072)
   Maturities of investments....................................................................   11,987     81,904    185,934
   Cash paid for businesses acquired, net.......................................................       --    (13,900)        --
   Purchased technology.........................................................................       --         --     (2,160)
   Purchase price adjustments...................................................................       --         --     (3,887)
                                                                                                 --------  ---------  ---------
         Net cash used in investing activities..................................................  (63,540)  (113,784)   (25,424)
                                                                                                 --------  ---------  ---------
Cash flows from financing activities:
   Proceeds from issuance of preferred stock, net...............................................   18,462         --         --
   Proceeds from exercise of mandatorily redeemable preferred stock warrants into common stock..      114         10         --
   Proceeds from issuance of common stock.......................................................    1,677      5,183     15,432
   Proceeds from issuance of common stock for public offerings, net.............................   56,244    152,389         --
   Repayment of notes receivable from stockholders..............................................      240        202         --
   Repurchase of treasury stock.................................................................       --         --     (3,594)
   Repurchase of common stock...................................................................      (11)        --        (43)
   Principal payments of debt and leases........................................................   (1,514)        --         --
                                                                                                 --------  ---------  ---------
         Net cash provided by financing activities..............................................   75,212    157,784     11,795
                                                                                                 --------  ---------  ---------
Net increase (decrease) in cash and cash equivalents............................................    1,961     64,048     (5,719)
Cash and cash equivalents at beginning of the year..............................................    9,022     10,983     75,031
Cash and cash equivalents at end of the year.................................................... $ 10,983  $  75,031  $  69,312
                                                                                                 ========  =========  =========
Supplemental cash flow disclosures:
Cash paid for interest.......................................................................... $    111  $      --  $      --
                                                                                                 ========  =========  =========
Cash paid for income taxes...................................................................... $     --  $     545  $     492
                                                                                                 ========  =========  =========
Supplemental non-cash activity:
Common stock issued for notes receivable........................................................ $    202  $      --  $      --
                                                                                                 ========  =========  =========
Accretion of mandatorily redeemable convertible preferred stock................................. $ 13,227  $      --  $      --
                                                                                                 ========  =========  =========
Deferred stock compensation..................................................................... $  7,328  $  30,417  $   2,818
                                                                                                 ========  =========  =========
Purchase price adjustments...................................................................... $     --  $      --  $     385
                                                                                                 ========  =========  =========
Unrealized gain on investments.................................................................. $     --  $      --  $     265
                                                                                                 ========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                               INTERWOVEN, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1--The Company and Summary of Significant Accounting Policies:

  The Company

   Interwoven, Inc. (the "Company") is a provider of software products and services that help customers automate the process of developing, managing and deploying content used in business applications. This is often referred to as "enterprise content management." The Company's flagship software product, TeamSite, is designed to help customers develop, maintain and extend large web sites that are essential to their businesses. The Company also markets and sells its software products and services through its wholly owned subsidiaries in Australia, Brazil, Canada, France, Germany, Hong Kong, Italy, Japan, Mexico, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan, and the United Kingdom.

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

  Cash, Cash Equivalents and Short-Term Investments

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

   Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments are classified as available-for-sale when the Company generally has the ability and the intent to hold such securities to maturity, but, in certain circumstances, may potentially dispose of such securities prior to their maturity to implement management strategies. All such securities are reported at fair value with the corresponding unrealized gains and losses reported as a separate component of accumulated other comprehensive income within stockholders' equity.

  Property and Equipment

   Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the useful lives of the assets, generally five years or less, or the shorter of the lease term or the estimated useful lives of the assets, if applicable.

  Capitalization of Internal Use Software Costs

   Costs of internal use software are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1 ("SOP 98-1"). SOP 98-1 requires that software developed for

                               INTERWOVEN, INC.

internal use be capitalized once certain criteria have been met. To date, no costs related to internally developed software have been capitalized. Software purchases for internal use, along with the costs of implementation services, are capitalized and amortized over the estimated useful life of the software, generally three to five years.

  Fair Value of Financial Instruments

   The Company's financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable. Accounts receivable, cash and accounts payable are carried at cost, which approximate fair value. Cash equivalents and short-term investments are stated at their fair value based on quoted market prices.

  Revenue Recognition

   Revenue consists principally of fees for licenses of the Company's software products, maintenance, consulting, and training. The Company recognizes revenue using the residual method in accordance with Statement of Position ("SOP") 97-2 ("SOP 97-2"), "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company's customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

   Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software.

   Persuasive evidence of an arrangement exists. It is the Company's customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a standard license arrangement with the Company.

   Delivery has occurred. The Company's software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon shipment of the software pursuant to the billing terms of the agreement or when the software is made available to the customer through electronic download.

   The fee is fixed and determinable. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed and determinable, revenue is recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed not to be fixed or determinable if a significant portion of the fee is beyond the Company's normal payment terms that are 30 to 180 days from the date of invoice.

   Collectibility is probable. Collectibility is assessed on a customer-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection, and

                               INTERWOVEN, INC.

product acceptance within each geographic sales region. The Company typically sells to customers, for whom there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customers' financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company's review process, revenue is recognized as until payments are received. The Company does not offer product return rights to resellers or end users.

   From the Company's inception through the fourth quarter of 2000, due to the limited collection history and infancy of its international sales infrastructure, the Company deferred recognition of revenue until cash collection for sales occurring outside the United States. The Company now believes that a more mature sales infrastructure coupled with a history of collections in several geographic regions allows it to ascertain that collections are probable in Northern Europe and Australia. Therefore, beginning on January 1, 2001, the Company began to recognize revenue upon the signing of the contract and shipment of the product in such regions, assuming all other revenue recognition criteria have been met. Further, the Company will continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations once it has developed an adequate infrastructure and collection history for customers in those regions.

   The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company's determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence ("VSOE"). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to maintenance and support services and professional services components of its perpetual license arrangements. The Company sells its professional services separately, and has established VSOE on this basis. VSOE for new version coverage and maintenance and support is determined based upon the customer's annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from new version coverage and maintenance and support services is recognized ratably over their respective terms with new version coverage being included in license revenues. The Company recognizes revenue from time-based licenses ratably over the license term.

   Services revenues consist of professional services and maintenance fees. The Company's professional services, which are comprised of software installation and integration, business process consulting and training, generally are not essential to the functionality of the software. The Company's software products are fully functional upon delivery and implementation and do not require any significant modification or alteration. Customers purchase these professional services to facilitate the adoption of the Company's technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately and independently from professional services, which are generally billed on a time-and-materials or milestone-achieved basis. The Company generally recognizes revenue from professional services as the services are performed.

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

                               INTERWOVEN, INC.

  Software Development Costs

   Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product's technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

  Advertising Costs

   The Company accounts for advertising costs as expense in the period in which they are incurred. However, the Company does not advertise extensively. Advertising expense for the years ended December 31, 1999, 2000 and 2001 was $115,000, $344,000 and $387,000, respectively.

  Foreign Currency Transactions

   The functional currency of the Company's foreign subsidiaries is the U.S. Dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of each reporting period, non monetary assets and liabilities are translated are historical rates and revenues and expenses are translated at the average exchange rates in effect during the period. Transaction gains and losses, which are included in other income in the accompanying consolidated statements of operations, have not been significant.

  Income Taxes

   Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, with a valuation allowance, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

  Intangible Assets

   Intangible assets including goodwill, purchased technology and other intangible assets are, carried at cost less accumulated amortization. The Company amortizes goodwill and other identifiable intangibles on a straight-line basis over their estimated useful lives, ranging from two to four years.

  Impairment of Long-Lived Assets

   The Company evaluates the recoverability of its long-lived assets, including goodwill, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of identifiable intangible assets, goodwill and fixed assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important

                               INTERWOVEN, INC.

which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

  Stock-Based Compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and FASB Interpretation ("FIN") No. 44 "Accounting for Certain Transactions Involving Stock-based Compensation, an Interpretation of APB No. 25" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant between fair value of the Company's stock and the exercise price. Expense associated with employee stock-based compensation is amortized on an accelerated basis, in accordance with FIN No. 28 "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25" over the vesting period of each individual award. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Consensus on Issues No. 96-18 and No. 00-18.

  Comprehensive Income

   The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. As of December 31, 1999 and December 31, 2000, the Company had not had any material transactions that were required to be reported in comprehensive income. As of December 31, 2001, comprehensive income consisted entirely of unrealized gains on investments.

  Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term and long-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investments with major financial institutions. The Company's accounts receivable are derived from revenues earned from customers located in the U.S. and abroad and are primarily denominated in U.S. Dollars. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility of accounts receivable.

  Reclassifications

   Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

                               INTERWOVEN, INC.

  Recent Accounting Pronouncements

   On September 29, 2001, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires the purchase method of accounting on all transactions initiated after July 1, 2001 and the pooling of interests method will no longer be allowed. SFAS No. 142 will require that goodwill and all identifiable intangible assets that have an infinite life be recognized as assets but not be amortized. These assets will be assessed for impairment on an annual basis. Identifiable intangible assets that have a finite life will continue to be segregated from goodwill and amortized over their useful lives. These assets will be assessed for impairment pursuant to guidance in SFAS No. 121. Companies will be required to maintain documentation of their impairment testing activities and include significant disclosure in filings in the event of an impairment charge. Goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 (previously recognized goodwill and intangible assets) will be accounted for in accordance with the provisions of SFAS No. 142 beginning January 1, 2002. With the adoption of SFAS No. 142, the Company will cease amortizing net goodwill of $148.2 million, which includes $1.7 million related to assembled workforce. The Company adopted the provisions of SFAS No. 141, effective July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on its financial position or results of operations. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test requirements and annually, thereafter.

   Step 1--The Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit's fair value, the Company will move on step two as described below. If a unit's fair value exceeds the carrying value, no impairment charge is necessary.

   Step 2--The Company will perform an allocation of the fair value of the reporting units to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit's goodwill. The Company will then compare the implied fair value of the reporting unit's goodwill with the carrying amount of the reporting unit's goodwill. If the carrying amount of the reporting unit's goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess of such amount.

   The Company expects to complete this review during the second quarter of 2002. The Company does not expect to record an impairment charge upon the completion of the initial review. Any transitional impairment loss will be recognized as a change in accounting principle.

   In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The provisions of SFAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have on its financial position and results of operations.

   In November 2001, the FASB issued Topic D-103 Income Statement
Characterization of Reimbursements Received for out-of-pocket Expenses Incurred", which will require companies to report reimbursements of "out-of-pocket" expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. The Company expects to adopt the provisions of D-103 during the first quarter of 2002.

                               INTERWOVEN, INC.

Note 2--Acquisitions:

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

   On October 31, 2000, the Company acquired all of the outstanding capital stock of Ajuba Solutions, Inc. in exchange for approximately 360,000 shares of its common stock. In addition, the Company issued options to purchase a total of approximately 218,000 shares of its common stock in exchange for all issued and outstanding Ajuba options. The Company also paid approximately $650,000 to Ajuba in connection with the acquisition. The transaction was accounted for using the purchase method of accounting and accordingly, the results of operations of Ajuba have been included in Company's consolidated financial statements from October 31, 2000.

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

                               INTERWOVEN, INC.

   The amounts and components of the purchase price, and the preliminary allocation of the purchase price to assets acquired as of the acquisition dates, were as follows (in thousands):

                                                                       Ajuba     Metacode
                                                            Neonyoyo Solutions Technologies
                                                            -------- --------- ------------
Components of purchase price:
Cash....................................................... $ 9,949   $   650    $  5,250
Common stock...............................................  76,311    21,061     114,049
Incremental fair value of common stock options assumed.....       6     2,094      30,613
Transaction costs..........................................   1,967     1,105       2,601
                                                            -------   -------    --------
       Total purchase price................................ $88,233   $24,910    $152,513
                                                            =======   =======    ========
Allocation of purchase price:
Tangible assets............................................ $ 1,116   $ 2,073    $  5,206
Intangible assets
   Workforce...............................................     582     1,480       1,700
   Goodwill................................................  77,907    25,733     143,473
   Assumed liabilities.....................................     (25)   (4,376)       (566)
   In-process research and development.....................   1,724        --         100
   Covenants not to compete................................   6,929        --          --
   Completed technology....................................      --        --       2,600
                                                            -------   -------    --------
       Net assets acquired................................. $88,233   $24,910    $152,513
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

   The following unaudited pro forma financial data representing the results of operations had the entities been combined with the Company for the years ended December 31, 1999 and 2000 includes the straight-line amortization of intangibles over a period of two to four years (in thousands, except per share amounts).

                                                            Year Ended December 31,
                                                            ----------------------
                                                               1999         2000
                                                            ---------    ---------
Revenue.................................................... $  19,471    $ 134,165
Net loss................................................... $(143,032)   $(119,236)
Weighted average common shares.............................    67,556       95,021
Net loss per share......................................... $   (2.12)   $   (1.25)

Note 3--Facilities Relocation Charges:

   During 2001, the Company recorded a $22.2 million charge associated with costs of relocating its facilities. This charge included $16.7 million in lease abandonment charges relating to the consolidation of the Company's three facilities in the Silicon Valley into a single corporate location, as well as costs associated with abandoned leased facilities in Austin. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Facilities relocation charges also include $3.5 million consisting of the write-down of certain operating equipment and leasehold improvements associated

                               INTERWOVEN, INC.

with the abandoned facilities. Additionally, the Company incurred charges of $2.0 million, through December 31, 2001, as a result of duplicate lease costs associated with the dual occupation of its current and abandoned facilities. The relocation charges are an estimate as of December 31, 2001 and may change as the Company obtains subleases for the existing facilities and the actual sublease income is known. At December 31, 2001, payments of $2.8 million had been made in connection with these charges. At December 31, 2001, $15.9 million had been accrued and is payable through 2007.

   A summary of the facilities relocation charges is as follows (in thousands):

 Non-cancelable lease commitments..................................... $16,736
 Write-down of leasehold improvements and operating equipment.........   3,470
 Duplicate facility lease costs and other.............................   1,960
                                                                       -------
                                                                       $22,166
                                                                       =======

Note 4--Short-Term Investments (in thousands):

   At December 31, short-term investments include the following available-for-sale securities as follows:

                                            2000                     2001
                                          -------- ----------------------------------------
                                                             Unrealized Unrealized
                                           Market  Amortized  Holding    Holdings   Market
                                           Value     Cost      Gains      Losses    Value
                                          -------- --------- ---------- ---------- --------
U.S. government agencies................. $ 46,537 $ 95,000     $145       $(40)   $ 95,105
Commercial paper.........................   20,545   32,653       23         (6)     32,670
Corporate notes and bonds................   62,726   22,545      145         (2)     22,688
Certificates of deposit..................       --   20,608       --         --      20,608
Money market funds.......................   47,394   20,533       --         --      20,533
                                          -------- --------     ----       ----    --------
                                          $177,202 $191,339     $313       $(48)   $191,604
                                          ======== ========     ====       ====    ========
Included in cash and cash equivalents.... $ 29,949                                 $ 40,948
Included in short-term investments.......  147,253                                  150,656
                                          --------                                 --------
Total available for sale securities...... $177,202                                 $191,604
                                          ========                                 ========

   At December 31, 2000 and 2001, all of the Company's securities mature within one year or less from the date of purchase.

   The Company realized no gains or losses on the sale of investments in 1999 and 2000, and net gains of $77,000 on the sale of investments in 2001.

   At December 31, 2000, the market value of the Company's securities approximated their cost.

Note 5--Balance Sheet Components (in thousands):

                                                          December 31,
                                                        ----------------
                                                         2000     2001
                                                        -------  -------
      Accounts receivable, net:
      Accounts receivable.............................. $37,370  $36,806
      Less: Allowance for doubtful accounts............    (564)  (1,143)
                                                        -------  -------
                                                        $36,806  $35,663
                                                        =======  =======

                               INTERWOVEN, INC.

                                                             December 31,
                                                         -------------------
                                                           2000      2001
                                                         --------  ---------
  Property and equipment, net:
     Computer equipment and software.................... $ 13,871  $  22,673
     Furniture and fixtures.............................    2,651      3,655
     Leasehold improvements.............................    2,691      9,125
                                                         --------  ---------
                                                           19,213     35,453
     Less: Accumulated depreciation and amortization....   (4,324)   (15,873)
                                                         --------  ---------
                                                         $ 14,889  $  19,580
                                                         ========  =========

                                                             December 31,
                                                         -------------------
                                                           2000      2001
                                                         --------  ---------
  Goodwill and other intangible assets, net:
     Goodwill........................................... $247,406  $ 249,096
     Acquired workforce.................................    4,262      4,262
     Covenants not to compete...........................    6,929      6,929
     Completed technology...............................    2,600      5,085
                                                         --------  ---------
                                                          261,197    265,372
     Less: Accumulated amortization.....................  (22,695)  (111,013)
                                                         --------  ---------
                                                         $238,502  $ 154,359
                                                         ========  =========

                                                             December 31,
                                                         -------------------
                                                           2000      2001
                                                         --------  ---------
  Accrued liabilities:
     Payroll and related expenses....................... $ 16,893  $  15,431
     Facilities relocation charges......................       --     14,834
     Accrued acquisition costs and professional fees....    3,009      4,488
     Other..............................................    5,509      7,503
                                                         --------  ---------
                                                         $ 25,411  $  42,256
                                                         ========  =========

Note 6--Lines of Credit:

   In May 2001, the Company entered into a $20.0 million line of credit agreement with a financial institution. Borrowings under the line of credit agreement bear interest at the bank's prime rate (4.75% at December 31, 2001) and are secured by cash. This line of credit agreement expires in May 2002. At December 31, 2001, there were no borrowings under the line of credit agreement.

   In August 2001, the Company entered a $15.2 million line of credit agreement with another financial institution. Borrowings under the line of credit agreement bear interest at the lower of 1% below the bank's prime rate (4.75% at December 31, 2001) or 1.5% above LIBOR in effect on the first day of the term. Borrowings under the line of credit agreement are secured by cash. This line of credit agreement expires in December 2002. At December 31, 2001, there were no borrowings under the line of credit agreement.

   The Company has no financial covenant requirements associated with such agreements.

                               INTERWOVEN, INC.

Note 7--Commitments:

   The Company leases office space and equipment under noncancellable operating leases with various expiration dates through August 2007. Rent expense for the years ended December 31, 1999, 2000 and 2001 was $1.3 million, $5.6 million and $11.9 million, respectively.

   Future minimum lease payments under noncancellable operating leases, as of December 31, 2001, are as follows (in thousands):

                                                            Operating
          Year Ended December 31,                            Leases
          -----------------------                           ---------
          2002............................................. $ 16,369
          2003.............................................   18,661
          2004.............................................   18,096
          2005.............................................   17,998
          2006.............................................   17,827
          Thereafter.......................................   15,422
                                                            --------
             Total minimum lease payments.................. $104,373
                                                            ========

  Restricted Cash

   During 1998, the Company pledged $605,000 of cash as collateral associated with an outstanding letter of credit for a building lease agreement, and accordingly, it is classified as restricted cash within the consolidated balance sheet. The restricted cash will be reduced by $227,000 on the 31st month after the signing of the agreement provided no event of default has occurred. The Company was in compliance with all such covenants at December 31, 2001.

  Standby Letters of Credit

   At December 31, 2001, the Company had $15.4 million outstanding under standby letters of credit with financial institutions. These letter of credit agreements are associated with deposits for the Company's operating lease commitments for its facilities and expire at various times through 2006. The letters of credit are secured by substantially all of the Company's assets.

Note 8-- Segment, Customer and Geographic Information:

   The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in 1998. SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

   The Company's chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications.

                               INTERWOVEN, INC.

   The following table presents geographic information (in thousands):

                                                     Year Ended December 31,
                                                    -------------------------
                                                     1999     2000     2001
                                                    ------- -------- --------

  Revenues:
     Domestic operations........................... $16,806 $107,207 $136,668
     International operations......................      --   24,922   66,053
                                                    ------- -------- --------
  Consolidated..................................... $16,806 $132,129 $202,721
                                                    ======= ======== ========
  Property and equipment, net:
     Domestic operations........................... $ 3,118 $ 12,419 $ 16,574
     International operations......................      27    2,470    3,006
                                                    ------- -------- --------
  Consolidated..................................... $ 3,145 $ 14,889 $ 19,580
                                                    ======= ======== ========

   No customer accounted for more than 10% of revenue in 1999, 2000 or 2001. Net revenues from international customers accounted for none, 19% and 33% of total net revenue in 1999, 2000 and 2001, respectively.

Note 9-- Net Loss Per Share:

   The Company computes net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss attributed to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 8,619,116, 3,633,492 and 1,905,065 as of December 31, 1999, 2000 and 2001,
respectively.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                   Year Ended December 31,
                                                                -----------------------------
                                                                  1999      2000      2001
                                                                --------  --------  ---------
Numerator:
   Net loss attributable to common stockholders................ $(28,882) $(32,055) $(129,175)
                                                                ========  ========  =========
Denominator:
   Weighted average shares outstanding.........................   35,900    95,857    103,087
   Weighted average unvested shares of common stock subject to
     repurchase................................................   (5,428)   (3,878)    (3,147)
                                                                --------  --------  ---------
   Denominator for basic and diluted calculation...............   30,472    91,979     99,940
                                                                --------  --------  ---------
Net loss per share attributable to common stockholders:
   Basic and diluted........................................... $  (0.95) $  (0.35) $   (1.29)
                                                                ========  ========  =========

                               INTERWOVEN, INC.

   The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

                                                     Year Ended December 31,
                                                     -----------------------
                                                      1999    2000    2001
                                                      -----  ------  ------
   Shares of common stock subject to repurchase..... 5,428    3,878   3,147
   Common stock options outstanding................. 2,180    9,128  12,139
                                                      -----  ------  ------
                                                     7,608   13,006  15,286
                                                      =====  ======  ======

Note 10--Stockholders' Equity:

  Preferred Stock

   The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. Preferred stock may be issued from time-to-time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2001, no shares of preferred stock had been issued.

  Common Stock

   On October 14, 1999, the Company completed its initial public offering of its common stock. An aggregate of 14,492,000 shares were sold by the Company at a price of $4.25 per share. The offering resulted in net proceeds to the Company of approximately $56.2 million. At the closing of the offering, all issued and outstanding shares of the Company's mandatorily redeemable convertible preferred stock were converted into an aggregate of 49,880,000 shares of common stock.

   In February 2000, the Company completed its follow-on offering of 12,000,000 shares of common stock at $40.25 per share. The Company sold 4,000,000 shares in this offering and selling stockholders sold 8,000,000 shares. Net proceeds to the Company were $152.4 million.

  Stock Splits

   On June 1, 2000 the Company's Board of Directors approved a 2-for-1 stock split of the outstanding shares of common stock in the form of a stock dividend. These shares were distributed on July 13, 2000. On December 12, 2000, the Company's Board of Directors approved a 2-for-1 stock split of the outstanding shares of common stock in the form of a stock dividend. The shares were distributed on January 2, 2001. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect these stock splits.

  Stock Repurchase Program

   In September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of the Company's common stock in the open market. During the third quarter of 2001, the Company repurchased 827,500 shares of common stock at a cost of $3.6 million. At December 31, 2001, $21.4 million remained available under the program to repurchase additional shares.

   In connection with the Company's acquisition of Ajuba Solutions Inc., and Metacode Technologies Inc., 318,038 and 41,005 shares, respectively, associated with these acquisition were withheld to be issued upon the one year anniversary of such acquisitions. The value of such shares was included in the original purchase price

                               INTERWOVEN, INC.

valuation of the acquisitions. In November 2001, upon the anniversary of the acquisitions, the Company issued such shares to the former stockholders of each respective company, which included the issuance of 38,525 shares from treasury stock.

  Notes Receivable From Stockholders

   In March 1998, the Company issued 5,333,332 shares of common stock to an officer of the Company in exchange for a $240,000 note receivable. The note bore interest at 6% per year. The note was collateralized by the underlying stock and was classified as a note receivable from stockholder. Under the terms of the agreement, the Company has the right to repurchase all of the shares of such stock at the original issue price upon termination. The repurchase rights expire ratably over a 48-month period with 222,222 shares of common stock subject to repurchase at December, 31, 2001. During 1999, the note was repaid in full.

   In April 1999 the Company issued a total of 2,066,668 shares of common stock to an officer of the Company in exchange for a $201,500 note receivable. The note bore interest at the rate of 6% per year. The principal sum of the note became due and payable in eighteen equal monthly installments beginning in October 2000. The note was collateralized by the underlying stock. Under the terms of the agreement, the Company has the right to repurchase all of the shares of such stock at the original issue price upon termination. The repurchase rights expired as to 25% of such common stock in April 2000, and the remainder will expire ratably over a 36-month period thereafter with 308,333 shares of common stock subject to repurchase at December 31, 2001. During 2000, the note was repaid in full.

  Employee Stock Option Plans:

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

   Members of the Board of Directors, who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the 1999 Equity Incentive Plan. The option grants under this plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director will initially be granted an option to purchase 20,000 shares on the date such director first becomes a director. Immediately following each annual meeting of the Company's stockholders, each eligible director will automatically be granted an additional option to purchase 10,000 shares if such director has served continuously as a member of the Board of Directors since the date of such director's initial grant or, if such director was ineligible to receive an initial grant. The term of such options is ten years, provided that they will terminate three months following the date the director ceases to be a director or a consultant of the Company (12 months if the termination is due to death or disability). All options granted under the 1999 Equity Incentive Plan will vest 100% of the shares upon the date of issuance.

   Stock Option Exchange Program

   In April 2001, the Company commenced an option exchange program under which all of its option holders were given the opportunity to exchange all or part of their existing options to purchase common stock of the Company for a smaller number of options, with a new exercise price and a new vesting schedule. Each two options were eligible for exchange for one new option, at an exercise price of $14.63 per share and with a four-year vesting period, beginning April 20, 2001, with a six-month "cliff" and monthly vesting thereafter. The right to exchange terminated May 18, 2001. Options to purchase approximately 5.1 million shares were returned in the exchange program, reducing outstanding options by approximately 2.6 million. The new options were granted under the Interwoven 1999 Equity Incentive Plan and 2000 Stock Incentive Plan. The Company will account for the exchanged options as a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the statement of operations for each reporting period until the options are exercised, forfeited or expire unexercised. Due to the decline in the market price of the Company's stock during 2001, below the exercise price of the exchanged options, the Company reversed $243,000 in compensation expense previously recognized in 2001.

  Plan Activity

   The following table summarizes the activity under the Company's stock option plans for the years ended December 31, 1999, 2000 and 2001 (shares in thousands).

                                                             Year Ended December 31,
                                      ---------------------------------------------------------------------
                                               1999                   2000                   2001
                                      ---------------------- ---------------------- -----------------------
                                                 Weighted               Weighted                Weighted
                                                 Average                Average                 Average
                                      Shares  Exercise Price Shares  Exercise Price Shares   Exercise Price
                                      ------  -------------- ------  -------------- -------  --------------
Outstanding at beginning of year.....  2,488      $0.04       6,192      $ 9.89      31,266      $19.27
Granted.............................. 10,348       6.11      27,130       20.96      12,071       13.38
Canceled............................. (1,056)      0.36      (1,040)       1.99     (12,768)      26.02
Exercised............................ (5,588)      0.30      (1,016)      25.15      (1,217)       5.88
                                      ------                 ------                 -------      ------
Outstanding at end of year...........  6,192      $9.89      31,266      $19.27      29,352      $14.46
                                      ======                 ======                 =======
Options exercisable at end of year...  6,192                  4,960                  10,740
                                      ======                 ======                 =======
Weighed average fair value of options
  granted during the year............             $9.89                  $13.29                  $ 6.75
                                                  =====                  ======                  ======

                               INTERWOVEN, INC.

   The following table summarizes information about stock options outstanding and exercisable at December 31, 2001 (shares in thousands):

                                                              Options Exercisable at
                     Options Outstanding at December 31, 2001   December 31, 2001
                     ---------------------------------------- ----------------------
                                          Weighted
                                          Average    Weighted               Weighted
                                         Remaining   Average                Average
        Range of       Number           Contractual  Exercise   Number      Exercise
     Exercise Prices Outstanding        Life (Years)  Price   Exercisable    Price
     --------------- -----------        ------------ -------- -----------   --------
      $ 0.05-$ 5.56     6,069               8.57      $ 2.92     3,289       $ 2.01
      $ 6.06-$11.86     2,209               9.41      $ 8.78       190       $10.85
      $12.34-$18.17    14,084               7.75      $14.24     4,801       $13.97
      $19.50-$25.85     3,475               8.86      $22.88     1,004       $22.93
      $27.50-$34.94     3,262               8.30      $30.06     1,359       $30.06
      $37.38-$49.73       253               8.52      $39.60        97       $39.41
                       ------                                   ------
      $ 0.05-$49.73    29,352               8.24      $14.46    10,740       $13.36
                       ======                                   ======

   Shares reserved for future issuance under the Company's Stock Option Plans were 13,862,509 as of December 31, 2001.

  Employee Stock Purchase Plan

   In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan ("ESPP") and reserved 2,700,000 shares of common stock for issuance thereunder. On each January 1, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1% of the Company's outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under this plan shall not exceed 12,000,000 shares. Employees generally will be eligible to participate in this plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under this plan) 5% stockholders of the Company. Under this plan, eligible employees may select a rate of payroll deduction between 2% and 15% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period will have a maximum duration of two years and consists of four six-month purchase periods. Offering periods and purchase periods thereafter will begin on May 1 and November 1. The price at which the common stock is purchased under the 1999 Employee Stock Purchase Plan is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of that purchase period. This plan will terminate after a period of ten years unless terminated earlier as permitted by the Purchase Plan. The weighted average fair value of stock purchase shares for the years ended December 31, 2000 and 2001 were $3.60 and $5.91, respectively.

                               INTERWOVEN, INC.

  Fair Value Disclosures

   The Company calculated the fair value of each option grant on the date of grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

                                                       Year Ended December 31,
                                                       ----------------------
                                                        1999      2000   2001
                                                       ----      ----   ----
     Risk-free interest rates.........................  5.5%      6.0%   4.6%
     Expected lives (in years)-Options................  4.0       4.0    4.5
     Expected lives (in years)-ESPP...................  0.5       0.5    0.5
     Dividend yield...................................  0.0       0.0    0.0
     Expected volatility.............................. 80.0%     90.0%  90.0%

   The Company has elected to use the intrinsic value method as required under APB No. 25, to account for stock-based compensation related to employee stock plans. As required by SFAS No. 123, the Company is required to disclose the pro forma effects on net loss and net loss per share, as if the Company had elected to use the fair value approach to account for stock-based compensation transactions under such plans. Had compensation cost been determined as prescribed under the reporting requirements of SFAS No. 123, the Company's net loss and net loss per share would have been as follows (in thousands, except per share data):

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    1999      2000       2001
                                                  --------  ---------  ---------
Pro forma net loss attributable to common
  stockholders:
   As reported................................... $(28,882) $ (32,055) $(129,175)
   Pro forma giving effect to SFAS No. 123....... $(29,739) $(111,034) $(184,603)
Basic and diluted pro forma net loss per share
  attributable to common stockholders:
   As reported................................... $  (0.95) $   (0.35) $   (1.29)
   Pro forma giving effect to SFAS No. 123....... $  (0.98) $   (1.21) $   (1.85)

  Deferred Stock-Based Compensation

   In connection with stock options granted and assumed through acquisitions during the years ended December 31, 1999, and 2000, the Company recorded deferred stock-based compensation totaling $7.3 million and $30.4 million, respectively, which is being amortized over the vesting periods of the applicable options. Amortization expense recognized during the year ended December 31, 1999, 2000 and 2001 totaled approximately $3.7 million, $7.5 million and $14.2 million, respectively.

Note 11--Income Taxes:

   The components of loss before income taxes are as follows (in thousands):

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    1999      2000      2001
                                                  --------  --------  ---------
United States.................................... $(15,684) $(32,930) $(127,815)
Foreign..........................................       29     1,485         60
                                                  --------  --------  ---------
                                                  $(15,655) $(31,445) $(127,755)
                                                  ========  ========  =========

                               INTERWOVEN, INC.

   The provision for income taxes is comprised of the following (in thousands):

                                                            Year Ended
                                                           December 31,
                                                          --------------
                                                           2000    2001
                                                          ------  ------
        Current:
        Federal.......................................... $  216  $   --
        State............................................    409     146
        Foreign..........................................    584     675
                                                          ------  ------
                                                           1,209     821
                                                          ======  ======
        Deferred:
        Federal..........................................   (216)    216
        State............................................   (383)    383
                                                          ------  ------
                                                            (599)    599
                                                          ------  ------
        Total provision.................................. $  610  $1,420
                                                          ======  ======

   No provision for income taxes was recorded for the year ended December 31, 1999 as the Company had operating losses which were not benefited.

   The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

                                                                Year Ended
                                                               December 31,
                                                            ------------------
                                                              2000      2001
                                                            --------  --------
Income tax benefit at the federal statutory rate of 34%.... $(10,691) $(43,437)
States taxes, net of federal tax benefits..................       26       529
Non-deductible intangible assets...........................    8,208    29,958
Amortization of stock based compensation...................    2,423     4,704
Tax credits................................................     (601)     (533)
Timing differences not currently benefited.................      538    10,006
Foreign losses not currently benefited.....................       --       628
Other......................................................      707      (435)
                                                            --------  --------
                                                            $    610  $  1,420
                                                            ========  ========

                               INTERWOVEN, INC.

   Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

                                                          December 31,
                                                       ------------------
                                                         2000      2001
                                                       --------  --------
     Deferred tax assets:
        Net operating loss carryforwards.............. $ 11,184  $ 34,274
        Accruals and reserves.........................    9,335    13,335
        Tax credits...................................    1,580     3,697
        Depreciation and amortization.................       --     1,963
                                                       --------  --------
                                                         22,099    53,269
        Valuation allowance...........................  (21,316)  (53,269)
                                                       --------  --------
     Net deferred tax assets..........................      783        --
     Deferred tax liabilities:
        Depreciation..................................      184        --
                                                       --------  --------
     Net deferred tax assets.......................... $    599  $     --
                                                       ========  ========

   As of December 31, 2001, the Company had federal and state net operating loss carryforwards for income tax purposes of approximately $92.1 million and $50.5 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the California net operating loss carryforwards will begin to expire in 2004. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. In addition, as of December 31, 2001, the Company had an aggregate of $4.2 million in federal and state tax research credit carryforwards. If not utilized, the federal tax research credit carryforwards will begin to expire in 2011.

   Deferred tax assets of approximately $17.9 million as of December 31, 2001 were recorded associated with certain net operating loss carryforwards resulting from the exercise and disqualifying dispositions of employee stock options. When recognized, the tax benefits of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

   In connection with its prior acquisitions, the Company recorded deferred tax assets of approximately $15.0 million. When recognized, the tax benefit of such deferred tax assets will be applied as follows: first, to reduce to zero any remaining goodwill recognized in connection with such acquisitions; second, to reduce to zero other non-current intangible assets related to such acquisitions; and third, to reduce income tax expense.

   For financial reporting purposes, the Company has incurred losses in each year since its inception. Based on the available objective evidence, management believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a valuation allowances against its net deferred tax assets for the years ended December 31, 2000 and 2001, respectively. The net change in the total valuation allowance for the years ended December 31, 1999, 2000 and 2001 was an increase of $ 4,371, $13,580 and $31,953 respectively.

                               INTERWOVEN, INC.

Note 12--Contingencies:

   On November 8, 2001, the Company and certain of its officers and directors, together with certain investment banking firms, were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York. The complaint asserts that the prospectuses for the Company's October 8, 1999 initial public offering and the Company's January 26, 2000 follow-on public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against the Company and certain of its officers and directors. The plaintiff seeks damages in an unspecified amount. The Company believes this lawsuit is without merit and intends to defend itself vigorously. An unfavorable resolution of such suit could significantly harm the Company's business, operating results, and financial condition.

   In addition to the matters mentioned above, the Company has been named as a defendant in various lawsuits which have arisen in the ordinary course of business. In the opinion of management, the outcome of such lawsuits will not have a material effect on the financial statements of the Company.

                                  SCHEDULE II

                       Valuation and Qualifying Accounts

                                         Balance at  Charged to
                                        Beginning of Costs and  Deductions/  Balance at
                                           Period     Expenses  Write-offs  End of Period
                                        ------------ ---------- ----------- -------------
Year ended December 31, 1999
   Allowance for doubtful accounts.....     $270       $   21     $    3       $  288
Year ended December 31, 2000
   Allowance for doubtful accounts.....     $288       $  564     $  288       $  564
Year ended December 31, 2001
   Allowance for doubtful accounts.....     $564       $2,325     $1,746       $1,143

                                 Exhibit Index

Exhibit
Number                                       Exhibit Title
-------                                      -------------

 21.1   Subsidiaries of the Registrant

 23.1   Report on Financial Statement Schedule and Consent of KPMG LLP, independent accountants

 23.2   Consent of PricewaterhouseCoopers LLP, independent accountants