Form 10-Q
period 2002-03-31
INTERWOVEN INC
filed 2002-05-14
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-27389

INTERWOVEN, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0523543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

803 11th Avenue, Sunnyvale, CA	94089
(Address of principal executive offices)	(Zip Code)

(408) 774-2000
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

There were 106,003,828 shares of the Company’s common stock, par value $0.001, outstanding on May 7, 2002.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

INTERWOVEN, INC.

UNAUDITED CONDEN SED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,694	$69,312
Short-term investments	152,550	150,656
Accounts receivable, net of allowances of $2,908 and $2,178, respectively	22,210	34,628
Prepaid expenses	5,185	5,217
Other current assets	3,543	1,718

Total current assets	250,182	261,531
Property and equipment, net	18,137	19,580
Intangible assets, net	153,121	154,359
Restricted cash	605	605
Other assets	2,000	2,035

	$424,045	$438,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,212	$5,817
Accrued liabilities	40,203	41,221
Deferred revenue	37,463	39,067

Total current liabilities	83,878	86,105

Stockholders’ equity:
Common stock and additional paid-in capital, 500,000 shares authorized, 104,878 and 104,474 shares issued and outstanding	552,564	553,111
Treasury stock, at cost, 789 shares	(3,594)	(3,594)
Deferred stock-based compensation	(5,880)	(10,584)
Accumulated other comprehensive income (loss)	(66)	265
Accumulated deficit	(202,857)	(187,193)

Total stockholders’ equity	340,167	352,005

	$424,045	$438,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended March 31,
	2002	2001
Revenues:
License	$14,927	$39,033
Services	17,745	21,673

Total revenues	32,672	60,706

Cost of revenues:
License	948	490
Services	10,310	16,278

Total cost of revenues	11,258	16,768

Gross profit	21,414	43,938

Operating expenses:
Research and development	7,020	8,923
Sales and marketing	21,520	28,545
General and administrative	5,142	5,770
Amortization of deferred stock-based compensation	3,207	4,575
Amortization of acquired intangible assets	1,238	22,072

Total operating expenses	38,127	69,885

Loss from operations	(16,713)	(25,947)

Interest income and other, net	1,503	2,779

Net loss before provision for income taxes	(15,210)	(23,168)

Provision for income taxes	454	1,148

Net loss	$(15,664)	$(24,316)

Basic and diluted net loss per share	$(0.15)	$(0.25)

Shares used in computing basic and diluted net loss per share	102,625	98,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(15,664)	$(24,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,398	1,756
Amortization of deferred stock-based compensation	3,207	4,575
Amortization of acquired intangible assets	1,238	22,072
Provisions for doubtful accounts	730	150

Changes in assets and liabilities:
Accounts receivable	11,688	(7,806)
Prepaid expenses and other assets	(1,793)	(70)
Accounts payable	430	(3,647)
Accrued liabilities	924	3,014
Facilities relocation charges	(1,942)	—
Deferred revenue	(1,604)	3,664

Net cash used in operating activities	(388)	(608)

Cash flows from investing activities:
Purchases of property and equipment	(955)	(3,918)
Purchases of investments	(59,863)	(55,473)
Maturities of investments	57,638	91,974
Purchase price adjustments	—	(3,727)

Net cash provided by (used in) investing activities	(3,180)	28,856

Cash flows from financing activities:
Proceeds from issuance of common stock through stock options and employee stock purchase plan	950	2,562

Net cash provided by financing activities	950	2,562

Effect of exchange rates on cash and cash equivalents	—	(74)

Net increase (decrease) in cash and cash equivalents	(2,618)	30,736
Cash and cash equivalents at beginning of period	69,312	75,031

Cash and cash equivalents at end of period	$66,694	$105,767

Supplemental non-cash activity:
Deferred stock compensation	$1,222	$2,072

Unrealized gain (loss) on investments	$(331)	$273

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies:

Basis of presentation

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three months ended March 31, 2002 and 2001. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Revenue recognition

Revenue consists principally of fees for licenses of the Company’s software products, maintenance, consulting and training. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2 (“SOP 97-2”), “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenue is recognized in a multiple element arrangement in which Company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company’s customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software.

Persuasive evidence of an arrangement exists.  It is the Company’s customary practice to have a written contract, which is signed by both the customer and the Company, or a purchase order from those customers who have previously negotiated a standard license arrangement with the Company.

Delivery has occurred.  The Company’s software may be either physically or electronically delivered to the customer. Delivery is deemed to have occurred upon shipment of the software pursuant to the billing terms of the agreement or when the software is made available to the customer through electronic download.

The fee is fixed and determinable.  If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed and determinable, revenue is recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed not to be fixed or determinable if a significant portion of the fee is beyond the Company’s normal payment terms that are 30 to 180 days from the date of invoice.

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collectibility is probable.  Collectibility is assessed on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection, and product acceptance within each geographic sales region. The Company typically sells to customers, for whom there is a history of successful collection. New customers are subjected to a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collectibility is not probable based upon the Company’s review process, revenue is recognized as payments are received. The Company does not offer product return rights to resellers or end users.

From the Company’s inception through 2000, for sales occurring outside of the United States, due to the limited collection history and the infancy of its international sales infrastructure, the Company deferred recognition of revenue until cash was collected. The Company now believes that its more mature sales infrastructure and history of collections in several geographic regions allows it to ascertain that collections are probable in Northern Europe and Australia. Therefore, beginning on January 1, 2001, the Company began to recognize revenue upon the signing of the contract and shipment of the product in these regions, assuming all other revenue recognition criteria have been met. Further, the Company will continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations once it has developed an adequate infrastructure and collection history for customers in those regions.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the maintenance, support and professional services components of its perpetual license arrangements. The Company sells its professional services separately, and has established VSOE on this basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over their respective terms. The Company recognizes revenue from time-based licenses ratably over the license terms.

Services revenues consist of professional services and maintenance fees. The Company’s professional services, which are comprised of software installation and integration, business process consulting and training, generally are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials. The Company generally recognizes revenue from professional services as the services are performed.

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

The Company expenses all manufacturing, packaging and distribution costs associated with software license sales as cost of license revenues.

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive loss

For the three months ended March 31, 2002, comprehensive loss of $16.0 million consists of $331,000 net unrealized investment loss and $15.7 million net loss. For the three months ended March 31, 2001, comprehensive loss of $24.1 million consists of $273,000 net unrealized investment gain, $74,000 net cumulative translation loss and $24.3 million net loss.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Note 2.    Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share”. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
Numerator:
Net loss	$(15,664)	$(24,316)

Denominator:
Weighted average shares outstanding	103,829	102,371
Weighted average unvested shares of common stock stock subject to repurchase	(1,204)	(3,965)

Denominator for basic and diluted calculation	102,625	98,406

Net loss per share:
Basic and diluted	$(0.15)	$(0.25)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above, as their effect would have been antidilutive for the periods indicated (in thousands):

	Three months ended March 31,
	2002	2001
Shares of common stock subject to repurchase	1,204	3,965
Common stock options outstanding	7,595	18,000

	8,799	21,965

Note 3.    Stock Option Exchange Program

In April 2001, the Company commenced an option exchange program under which all of its option holders were given the opportunity to exchange all or part of their existing options to purchase common stock of the Company for a smaller number of options, with a new exercise price and a new vesting schedule. Each two options were eligible for exchange for one new option, at an exercise price of $14.63 per share and with a four-

year vesting period, beginning April 20, 2001, with a six-month “cliff” and monthly vesting thereafter. The right to exchange terminated May 18, 2001. Options to purchase approximately 5.1 million shares were returned in the exchange program, reducing outstanding options by approximately 2.6 million. The new options were granted under the Interwoven 1999 Equity Incentive Plan and 2000 Stock Incentive Plan. The Company will account for the exchanged options as a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the statement of operations for each reporting period until the options are exercised, forfeited or expire unexercised.

Note 4.    Recent Pronouncements

On September 29, 2001, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the purchase method of accounting on all transactions initiated after July 1, 2001 and the pooling of interests method is no longer allowed. SFAS No. 142 requires that goodwill and all identifiable intangible assets that have an infinite life be recognized as assets but not be amortized. These assets will be assessed for impairment on an annual basis. Identifiable intangible assets that have a finite life will continue to be segregated from goodwill and amortized over their useful lives. These assets will be assessed for impairment pursuant to guidance in SFAS No. 121. Companies are required to maintain documentation of their impairment testing activities and include significant disclosure in filings in the event of an impairment charge. Goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 (previously recognized goodwill and intangible assets) are to be accounted for in accordance with the provisions of SFAS No. 142 beginning January 1, 2002. With the adoption of SFAS No. 142, the Company ceased amortizing net goodwill of $148.2 million, which includes $1.7 million related to assembled workforce. The Company adopted the provisions of SFAS No. 141, effective July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on its financial position or results of operations. The Company will evaluate goodwill under the SFAS No. 142 transitional impairment test requirements and annually, thereafter.

Step 1—The Company will compare the fair value of its reporting units to the carrying value, including goodwill of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move on step two as described below. If a unit’s fair value exceeds the carrying value, no impairment charge is necessary.

Step 2—The Company will perform an allocation of the fair value of the reporting units to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. The Company will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess of such amount.

The Company expects to complete its transitional impairment test during the second quarter of 2002. The Company does not expect to record an impairment charge upon the completion of the initial review. Any transitional impairment loss will be recognized as a change in accounting principle.

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides information relating to the intangible and other assets contained within the Company’s condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001 (in thousands):

	March 31, 2002		December 31, 2001
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$253,358	$105,140	$249,096	$102,546

Acquired intangibles:
Acquired workforce	$—	$—	$4,262	$2,594
Covenants not to compete	6,929	5,776	6,929	4,908
Completed technology	5,085	1,335	5,085	965

	$12,014	$7,111	$16,276	$8,467

Amortization of acquired intangible assets for the three months ended March 31, 2002 and 2001 represented $1.2 million and $22.1 million, respectively. The Company expects annual amortization of acquired intangible assets to be $3.5 million in 2002, $1.5 million in 2003 and $1.2 million in 2004.

The following table presents the pro forma effects of SFAS No. 142, assuming the Company had adopted the standard as of January 1, 2001 (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
Net loss, as reported	$(15,664)	$(24,316)
Adjustments:
Amortization of goodwill	—	20,617
Amortization of acquired workforce	—	426

Net loss, as adjusted	$(15,664)	$(3,273)

Basic and diluted net loss per share, as reported	$(0.15)	$(0.25)

Basic and diluted net loss per share, as adjusted	$(0.15)	$(0.03)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial position or the results of operations of the Company.

In November 2001, the FASB issued Topic D-103 Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred”, which requires companies to report reimbursements of “out-of-pocket” expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. The Company adopted the provisions D-103 as of January 1, 2002. As result of this adoption, the Company recognized $201,000 and $162,000 in services revenues and $201,000 and $162,000 costs of services associated with reimbursed “out-of-pocket” expenses during the three months ended March 31, 2002 and 2001, respectively.

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Facilities Relocation Charges

During the year ended December 31, 2001, the Company recorded a $22.2 million charge associated with costs of relocating its facilities. This charge included $16.7 million in lease abandonment charges relating to the consolidation of the Company’s three facilities in the Silicon Valley into a single corporate location, as well as costs associated with abandoned leased facilities in Austin. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Facilities relocation charges also include $3.5 million consisting of the write-down of certain operating equipment and leasehold improvements associated with the abandoned facilities. Additionally, the Company incurred charges of $2.0 million as a result of duplicate lease costs associated with the dual occupation of its current and abandoned facilities. The relocation charges are an estimate as of March 31, 2002 and may change as the Company obtains subleases for the existing facilities and the actual sublease income is known. At March 31, 2002, payments of $4.8 million had been made in connection with these charges. At March 31, 2002, $13.9 million had been accrued and is payable through 2007.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” or “continue” and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains many such forward-looking statements. For example, we make projections regarding future revenue; gross profit and various operating expense items, as well as future liquidity. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements. Readers are urged to review and consider carefully our various disclosures, in this report and in our Annual Report on Form 10-K, that advise of risks and uncertainties that affect our business.

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

As a result of our limited operating history and the rapidly evolving nature of the market for enterprise content management software and services, it is difficult for us to forecast our revenues or earnings accurately. It is possible that in some future periods our results of operations may not meet management’s projections, or expectations of securities analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and are likely to cause fluctuations in the future, include:

•	the number and size of customer orders and the timing of product and service deliveries, particularly for content management initiatives launched by our customers and potential customers;

•	limitations on our customers’ and potential customers’ information technology budgets and staffing levels;

•	variability in the mix of products and services sold;

•	our ability to retain current customers and attract new customers;

•	the amount and timing of operating costs relating to expansion of our business;

•	the announcement or introduction of new products or services by us or our competitors;

•	our ability to attract and retain personnel, particularly management, engineering and sales personnel and technical consultants;

•	our ability to upgrade and develop our systems and infrastructure to accommodate our growth; and

•	costs related to acquisition of technologies or businesses.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this report.

Overview

Interwoven was incorporated in March 1995, to provide software products and services for enterprise content management. Our software products and services help customers automate the process of developing, managing and deploying content used in business applications. The information technology industry refers to this process as “enterprise content management.” Our products are designed to allow all content contributors within an organization to create, manage and deploy content assets, such as documents, XML/HTML, rich media, database content and application code. From March 1995 through March 1997, we were a development-stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products to compliment our enterprise content management offerings. As of March 31, 2002, we had sold our products and services to over 998 customers. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Boston, Chicago, Columbus, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C. Our revenues to date have been derived primarily from accounts in North America. In addition, we have offices in Australia, Canada, France, Germany, Hong Kong, Japan, Mexico, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. We had 831 employees as of March 31, 2002.

We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we incurred net losses through March 31, 2002 and had an accumulated deficit of $202.9 million as of March 31, 2002. We experienced declining revenues during 2001 and 2002 due to an economic slowdown that resulted in substantial reductions in spending on information technology initiatives, and the loss of service revenues to system integrators. We expect the current economic slowdown to affect our business for the foreseeable future. We will continue to make a concerted effort to manage costs to align our revenues with our expenses. In light of the current economic slowdown and as a result of these cost management efforts, we do not anticipate a significant increase in our expenses in the foreseeable future. Additionally, due to our limited operating history and the weakness of the current economic environment generally, the prediction of future results of operations over the long-term is difficult and, accordingly, there can be no assurance that we will achieve or sustain profitability. We have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as acquisition and stock-based compensation charges. We expect in the future to make acquisitions, thereby incurring stock-based compensation and intangible amortization charges, which will increase our reported losses including non-cash expenses.

In connection with our earnings releases and investor conference calls we provide supplemental consolidated financial information that excludes from our reported earnings and earnings per share the effects of certain expenses such as the amortization of goodwill and intangibles, stock-based compensation and a special charge associated with the relocation of our facilities. This supplemental consolidated financial information is reported as pro forma earnings and earnings per share in addition to information that is reported based on generally accepted accounting principles in the United States (“GAAP”). We believe that such pro forma operating results better reflect our operational performance by providing a more meaningful measure of our ongoing operations. However, we urge readers to review and consider carefully the GAAP financial information contained within our SEC filings and in our earnings releases.

Critical Accounting Policies and Judgments

Revenue Recognition

We derive revenues from the license of our software products and from services that we provide to our customers.

To date, we have derived the majority of our license revenues from licenses of TeamSite. We recognize revenue using the residual method in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Based on these accounting standards, we recognize revenue under what is commonly referred to as the “residual method”. Under the residual method, for agreements that have multiple deliverables “multiple element arrangements” (e.g., software products, services, support, etc.), revenue is recognized based on Company specific objective evidence of fair value for all of the delivered elements. Our specific objective evidence of fair value is based on stated renewal rates. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of that amount is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting, and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable, and the arrangement does not require services that are essential to the functionality of the software.

At the outset of our customer arrangements, if we determine that the arrangement fee is not fixed or determinable, we recognize revenue when the arrangement fee becomes due and payable. We assess whether the fee is fixed or determinable based on the payment terms associated with each transaction. If a significant portion of a fee is due beyond our normal payments terms, which are 30 to 180 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due. We do not offer product return rights to resellers or end users. From inception through the fourth quarter of 2000, the limited collection history and infancy of our international sales infrastructure led us to defer revenue until cash collection for sales occurring outside the United States. We now believe that with a more mature sales infrastructure coupled with a history of collections in several geographic regions allows us to ascertain that collectibility is probable in Northern Europe and Australia. Therefore, beginning on January 1, 2001, we began to recognize revenue upon the signing of the contract and shipment of the product in these regions, assuming all other revenue recognition criteria have been met. We will continue to assess the appropriateness of revenue recognition on sales agreements in other geographic locations once we have developed an adequate infrastructure and collection history in those regions.

Services revenues consist of professional services and maintenance fees. Professional services primarily consist of software installation and integration, business process consulting and training. Professional services are predominantly billed on a time and materials basis and revenues are recognized as the services are performed.

Maintenance agreements are typically priced as a percentage of the product license fee and have a one-year term, renewable annually. Services provided to customers under maintenance agreements include technical product support and unspecified product upgrades. Deferred revenues from advanced payments for maintenance agreements are recognized ratably over the term of the agreement, which is typically one year.

Facilities Relocation Charges

During 2001, we recorded a $22.2 million charge associated with costs of relocation of our facilities. This charge included $16.7 million in lease abandonment charges relating to the consolidation of our three facilities in the Silicon Valley into a single corporate location, as well as costs associated with abandoned leased facilities in Austin. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. To determine the estimated sublease income associated with these abandoned facilities, we received independent appraisals from real estate brokers to estimate such amounts. Additionally, we evaluated operating equipment and leasehold improvements associated with these abandoned facilities to identify those assets that had suffered an impairment in their economic useful lives as a result of the relocation. Based on these evaluations, we incurred charges of $3.5 million consisting of the write-down of certain operating equipment and leasehold improvements associated with the abandoned facilities. We also incurred $2.0 million as a result of duplicate lease costs associated with the dual occupation of our current and our abandoned facilities. The relocation charges are an estimate as of March 31, 2002 and may change as we obtain subleases for the abandoned facilities and the actual sublease income is known. At March 31, 2002, payments of $4.8 million had been made in connection with these charges. At March 31, 2002, $13.9 million had been accrued and is payable through 2007.

Amortization of Intangibles

We have acquired four corporations since our inception: Lexington Software Associates, Inc.; Neonyoyo, Inc.; Ajuba Solutions Inc.; and Metacode Technologies, Inc. Under U.S. generally accepted accounting principles, we have accounted for the four business combinations using the purchase method of accounting and recorded the market value of our common stock and options issued in connection with them and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated among the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete, based on their respective fair values. We allocated the excess of the purchase price over the fair value of the net assets to goodwill. The impact of purchase accounting on our results of operations has been significant. During June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which became effective for us on January 1, 2002. As a result of the issuance of SFAS No. 142, we ceased amortizing $148.2 million of goodwill as of January 1, 2002. In lieu of amortization of goodwill, we are required to perform an initial impairment test of our goodwill in 2002 and annual impairment test thereafter. We expect to complete this review during the second quarter of 2002. Amortization of goodwill and intangibles assets associated with business acquisitions was $1.2 million and $22.1 million in the three months ended March 31, 2002 and 2001 respectively. We currently do not expect to record an impairment charge upon the completion of the initial impairment test. However, there can be no assurances that at the time the test is completed, a material impairment charge will not be recorded.

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment include the following:

•	significant underperformance of operating results relative to the expected historical or projected future operating results;

•	significant changes in the manner of the use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period of time; and

•	our market capitalization relative to our net book value.

When we determine that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based on the existence of one or more of the above factors, we measure any impairment based on the following methodology:

Step 1—We will compare the fair value of our reporting units to the carrying value, including goodwill, of each of those units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move on step two as described below. If a unit’s fair value exceeds the carrying value, no impairment charge is necessary.

Step 2—We will perform an allocation of the fair value of the reporting units to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for the reporting unit’s goodwill. We will then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess of such amount.

We expect to complete our transitional impairment test during the second quarter of 2002. We do not expect to record an impairment charge upon the completion of the initial review. Any transitional impairment loss will be recognized as a change in accounting principle.

Stock Based Compensation

We have recorded deferred compensation liabilities related to options assumed and shares issued to effect business combinations, options granted below fair market value associated with our initial public offering in October 1999 and compensation associated with fully vested options granted to non-employees.

The following table reflects the prospective impact of all deferred compensation costs and the annual amortization of purchased intangibles (other than goodwill) attributable to our mergers and acquisitions that have occurred since our inception (in thousands):

	2002	2003	2004
Intangible assets (other than goodwill)	$2,264	$1,478	$1,163
Stock-based compensation	3,260	1,970	649

	$5,524	$3,448	$1,812

The future amortization expense related to the intangible assets acquired may be accelerated in the future if we reassess the value and or reduce the estimated useful life of the intangible assets.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts and sales return reserves in the amount of $2.9 million and $2.2 million at March 31, 2002 and December 31, 2001, respectively. We regularly review the adequacy of our allowances through identification of specific receivables where we expect that payment will not be received, and we have established a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition and the potential risk associated with the customer’s industry among other factors. We establish a general reserve for all receivable amounts that have not been specifically identified by applying a percentage based on historical collection experience. The allowances reflect our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Results of Operations

The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

	Three months ended March 31,
	2002	2001
Revenues:
License	46%	64%
Services	54	36

Total revenues	100	100
Cost of revenues:
License	3	1
Services	32	26

Total cost of revenues	35	27
Gross profit	65	73
Operating expenses:
Research and development	21	15
Sales and marketing	66	47
General and administrative	16	10
Amortization of deferred stock-based compensation	10	8
Amortization of acquired intangible assets	4	36

Total operating expenses	117	116

Loss from operations	(52)	(43)
Interest income and other, net	5	5

Net loss before provision for income taxes	(47)	(38)
Provision for income taxes	1	2

Net loss	(48)%	(40)%

Three months ended March 31, 2001 and 2002

Revenues.  Total revenues decreased 46% from $60.7 million for the three months ended March 31, 2001 to $32.7 million for the three months ended March 31, 2002. This decrease in revenues was primarily attributable to a worldwide economic slowdown, predominantly in North America and Europe, which has resulted in a substantial reduction in overall spending in information technology initiatives since 2001. We also experienced a decrease in our average selling prices, due to overall pricing pressures, a shift to a greater number of smaller dollar value agreements accounting for a larger percentage of our total revenue and the loss of service revenues to systems integrators. We expect the overall economic slowdown to adversely affect our business for the foreseeable future.

License.  License revenues decreased 62% from $39.0 million for the three months ended March 31, 2001 to $14.9 million in the three months ended March 31, 2002. License revenues represented 64% and 46% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues and absolute dollars was primarily attributable to delays in customer spending as a result of the general slowdown in the worldwide economy.

Services.  Services revenues decreased 18% from $21.5 million for the three months ended March 31, 2001 to $17.7 million for the three months ended March 31, 2002. Services revenues represented 36% and 54% of total revenues, respectively, in those periods. The decrease in service revenues as a percentage of total revenues reflects a $4.8 million decrease in professional service fees and $1.0 million decrease training fees, partially offset by a $1.9 million increase in maintenance fees. The decrease in professional service fees is primarily attributable to a shift by our customers to using more systems integrators to perform customer implementations and a decline in selling prices of professional services as a result of overall pricing pressures. The increase in maintenance was due to greater maintenance fees earned from our larger customer base.

Cost of Revenues

License.  Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased from $490,000 for the three months ended March 31, 2001 to $948,000 for the three months ended March 31, 2002. Cost of license revenues represented 1% and 6%, respectively, of license revenues in those periods. The increase in absolute dollars of cost of license revenues was attributable to an increase in royalties paid to third party software vendors as we expand our partnerships with other technology vendors to enhance our product offerings.

We expect cost of license revenues as a percentage of license revenues to vary from period to period depending primarily on the amount of royalties paid to third parties and purchases of third party software incorporated with our product offerings, both of which fluctuate in each period.

Services.  Cost of services revenues consists primarily of salary and related costs of our professional services, training, maintenance, support personnel and subcontractor expenses. Cost of services revenues decreased 37% from $16.3 million for the three months ended March 31, 2001 to $10.3 million for the three months ended March 31, 2002. This decrease was primarily attributable to a decrease in subcontractor expenses as a result of greater use of in-house staff to perform customer implementations as well as a reduction of personnel costs as a result of reduced staffing as we begin to rely on systems integrators to perform customer implementations. Cost of services revenues represented 75% and 58% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues was a result of greater use of our services organization and due to an increase in maintenance revenues as a percentage of total services revenues which generally have a lower associated costs in providing such services.

Since our services revenues have lower gross margins than our license revenues, our overall gross margins will decline if our service revenues grow faster than our license revenues. We expect cost of services revenues as a percentage of services revenues to vary from period to period depending in part on whether the services are performed by our in-house staff, subcontractors or third party system integrators, and on the overall utilization rates of our in-house professional services staff. As our customers increase their use of systems integrators to perform customer implementations in the future, we expect our services revenues and cost of services revenues to decline as we reduce the use of subcontractors and in-house staff for these tasks.

Gross Profit.  Gross profit decreased 51% from $43.9 million for the three months ended March 31, 2001 to $21.4 million for the three months ended March 31, 2002. Gross profit represented 73% and 66%, of total revenues, respectively, in those periods. The decrease in gross profit as a percentage of total revenues was a result of the decrease in license revenues as a percentage of total revenues resulting from a general slowdown in the global economy. The decrease in absolute dollar amounts reflects a decrease in overall license and services revenues from in those periods.

We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues.

Operating Expenses

Research and Development.  Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses decreased 21% from $8.9 million for the three months ended March 31, 2001 to $7.0 million for the three months ended March 31, 2002, representing 15% and 21% of total revenues in those periods, respectively. This decrease in absolute dollars was due to a decrease in subcontractor expenses as a result of fewer product development initiatives.

We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel and secondarily on the size and timing of product development projects and revenue fluctuations. To date, all software development costs have been expensed in the period incurred.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses decreased 25% from $28.5 million for the three months ended March 31, 2001 to $21.5 million for the three months ended March 31, 2002, representing 47% and 66% of total revenues in those periods, respectively. This decrease in absolute dollar amounts primarily relates to cost control initiatives including reductions in our sales and marketing support staff and our promotional efforts.

We are endeavoring to control, and reduce, our sales and marketing costs in absolute dollars throughout the current economic slowdown. We anticipate that with evidence of a sustained recovery of the U.S. economy, we would review spending in sales and marketing in order to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses decreased 11% from $5.8 million for the three months ended March 31, 2001 to $5.1 million for the three months ended March 31, 2002, representing 10% and 16% of total revenues in those periods, respectively. The decrease in absolute dollar amounts was primarily attributable to decreased personnel costs associated with reduced staffing within general and administrative functions.

We are endeavoring to control, and reduce, our general and administrative costs in light of the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would review investments in our general and administrative infrastructure in order to support our operations. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects.

Amortization of Deferred Stock-Based Compensation.  We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering and in connection with stock options granted and assumed during our business acquisitions. Amortization of deferred stock-based compensation was $4.6 million for the three months ended March 31, 2001 and $3.2 million for the three months ended March 31, 2002. Amortization of deferred stock-based compensation is attributable to the following categories for the three months ended March 31, 2001 and 2002, respectively:

	2002	2001
Cost of revenues	$44	$103
Research and development	1,149	2,497
Sales and marketing	1,871	1,626
General and administrative	143	349

Total	$3,207	$4,575

We expect amortization of deferred stock-based compensation related to existing stock based charges to be approximately $3.3 million, $2.0 million and $649,000 for 2002, 2003 and 2004, respectively, including the projected variable accounting charge associated with our stock option exchange program (based on the assumption that our stock price in future periods will remain unchanged from March 31, 2002). The variable component of the accounting charge for the options will be reassessed and reflected in the statement of operations for each reporting period based on the then current stock price for each period. For example, for every one dollar in value that our stock price exceeds the adjusted exercise price of $14.63 per share, we will recognize an additional $2.6 million in deferred stock compensation.

Amortization of Acquired Intangible Assets.  In July 2000, we recorded intangible assets of approximately $85.4 million in connection with the acquisition of Neonyoyo, Inc. Goodwill related to this transaction approximated $77.9 million, intangible assets related to workforce and covenants not to compete of Neonyoyo, Inc. approximated $7.5 million and in-process research and development approximated $1.7 million of the purchase price. The total purchase price for this acquisition was approximately $88.2 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. In October 2000, we recorded intangible assets of approximately $27.2 million in connection with the acquisition of Ajuba Solutions, Inc. including goodwill in the amount of approximately $25.7 million and intangible assets related to workforce of approximately $1.5 million of the purchase price. The total purchase price for this acquisition was approximately $24.9 million. In November 2000, we recorded intangible assets of approximately $147.8 million in connection with the acquisition of Metacode Technologies, Inc. including goodwill of approximately $143.5 million, intangible assets related to the workforce of Metacode of approximately $1.7 million and completed technology of approximately $2.6 million of the purchase price. The total purchase price for this acquisition was approximately $152.5 million. Amortization of acquired intangible assets was $22.1 million for the three months ended March 31, 2001 and $1.2 million for the three months ended March 31, 2002. Effective January 1, 2002, we to adopted the accounting provisions of SFAS No. 142 “Goodwill and Other Intangibles”. With the adoption of SFAS No. 142, we ceased amortizing net goodwill of $148.2 million, including $1.7 million related to assembled workforce. We will evaluate goodwill for impairment under the initial SFAS No. 142 transitional impairment test requirements in the second quarter of 2002 and annually thereafter. As a result of this adoption, we expect amortization of acquired intangible assets to be $2.3 million in 2002, $1.5 million in 2003 and $1.2 million in 2004.

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

These acquisitions were accounted for as purchase business combinations. In connection with these acquisitions, we recorded goodwill and other intangible assets. In accordance with the provisions of SFAS No. 142, we will evaluate whether the respective fair values of our goodwill and other intangible assets may be less than their respective carrying values. This process will include an analysis of the fair value of our determined reporting units as compared with the carrying value of each reporting unit’s goodwill. If the carrying amount of goodwill is greater than the implied fair value of the reporting unit, an impairment loss will be recognized in the period that the determination is made. A significant impairment would have a material adverse effect on our financial position and operating results.

Interest Income and Other, Net.  Interest income and other, net, decreased from $2.8 million for the three months ended March 31, 2001 to $1.5 million for the three months ended March 31, 2002 primarily due to the decrease in interest rates earned on cash and short-term investments.

Provision for Income Taxes.  Income tax expense decreased 60% from $1.1 million for the three months ended March 31, 2001 and $454,000 for the three months ended March 31, 2002. Our income tax expense during both periods was associated with state and foreign income taxes.

Liquidity and Capital Resources

Net cash used in operating activities was $608,000 and $388,000 in the three months ended March 31, 2001 and 2002, respectively. Net cash used in operating activities during the three months ended March 31, 2001 primarily reflected net loss, increases in accounts receivable and decreases in accounts payable, offset in part by increases in deferred revenue and accrued liabilities, amortization of acquired intangibles and amortization of deferred stock compensation. Net cash used in operating activities in the three months ended March 31, 2002 primarily reflected net loss, increases in prepaid expenses and decreases in deferred revenue offset in part by amortization of deferred stock-based compensation, depreciation expense and decreases in accounts receivable.

A significant portion of our cash inflows have historically been generated by our operations. These inflows may fluctuate significantly. A decrease in customer demand or decrease in the acceptance of our products would jeopardize our ability to generate positive cash flows from operations.

During 2001 and 2002, investing activities included purchases of property and equipment, principally computer hardware and software to support our expanded operations. Cash used to purchase property and equipment was $3.9 million and $955,000 during 2001 and 2002, respectively. We expect that capital expenditures will increase as we expand our infrastructure. As of March 31, 2002, we had no material capital expenditure commitments.

During 2001 and 2002, our investing activities included purchases and maturities of short-term investments. Net maturities of investments were $36.5 million in 2001. Net purchases of investments were approximately $2.2 million in 2002. As of March 31, 2002, we had not invested in derivative securities. We expect that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

During 2001, our investing activities included a $3.7 million purchase price adjustment, which primarily related to Metacode Technologies, Inc. The purchase price adjustment reflects a reduction in the valuation of cash and investments, subsequent to the acquisition date and upon completion of an audit of Metacode Technologies, Inc.

Net cash provided by financing activities in 2001 and 2002 was $2.6 million and $950,000, respectively. Net cash provided by financing activities primarily reflects the proceeds of issuance of common stock in each of these periods.

At March 31, 2002, our sources of liquidity consisted of $219.2 million in cash, cash equivalents and investments. At March 31, 2002, we had $166.3 million in working capital. We have a $20.0 million line of credit with Washington Mutual Business Bank, which bears interest at the Wall Street Journal’s prime rate, which was 4.75% at March 31, 2002 and is secured by cash. This line of credit agreement expires in May 2002. We also have a $15.2 million line of credit with Wells Fargo Bank, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. We had no outstanding borrowings under these lines of credit as of March 31, 2002. This line of credit agreement expires in December 2002. As of March 31, 2002, we were in compliance with all of our covenants under these lines of credit. We intend to maintain these lines of credit in the future.

We lease our facilities under operating lease agreements that expire at various dates through 2007. The following presents our future lease payments under these agreements (in thousands):

Year Ended December 31,	Operating Leases
2002	$ 12,508
2003	18,390
2004	18,104
2005	18,006
2006	17,792
Over five years	17,813

Total payments	$102,613

We have entered into various standby letter of credit agreements associated with our facilities operating lease agreements as required deposits for such facilities. These letters of credit expire at various times through 2006. At March 31, 2002, we had $14.4 million outstanding under standby letters of credit, which are secured by substantially all of our assets. The following presents our outstanding commitments under these agreements at each respective balance sheet date (in thousands):

December 31,	Standby Letters of Credit
2002	$3,153
2003	$2,516
2004	$2,185
2005	$2,112
2006	$2,112

We believe that our current cash and cash equivalents, short-term investments, cash flows from operations and funds available under existing credit facilities will be sufficient to meet our working capital requirements and capital expenditures for the foreseeable future. Long-term, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. There can be assurance that additional financing will be available on acceptable terms, or at all.

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

We have a limited operating history and are still in the early stages of our development, which makes the evaluation of our business operations and our prospects difficult. We shipped our first product in May 1997. Since that time, we have derived substantially all of our revenues from licensing our TeamSite product and related products and services. In evaluating our common stock, you should consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet and corporate information technology spending. These risks and difficulties, as they apply to us in particular, include:

•	delay or deferral of customer orders or implementations of our products;

•	fluctuations in the size and timing of individual license transactions;

•	the mix of products and services sold;

•	our ability to develop and market new products and control costs;

•	changes in demand for our products;

•	the impact of new products on existing product sales cycles;

•	concentration of our revenues in a single product or family of products and our services;

•	our dependence on large orders;

•	our need to attract, train and retain qualified personnel;

•	our need to establish and maintain strategic relationships with other companies, some of which may in the future become our competitors; and

•	our need to expand internationally.

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

We have incurred net losses from operations in each quarter since our inception through the quarter ended March 31, 2002. Our net losses amounted to $6.3 million in 1998, $15.7 million in 1999, $32.1 million in 2000, $129.2 million in 2001 and $15.7 million in the three months ended March 31, 2002. As of March 31, 2002, we had an accumulated deficit of approximately $202.9 million. We anticipate that we will continue to invest in order to expand our customer base and increase brand awareness. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all. Furthermore, we have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as, acquisition and stock-based compensation charges. We expect to continue to make acquisitions, which are likely to cause us to incur certain non-cash charges such as stock-based compensation and intangible amortization charges, which will increase our losses.

Reduced demand and increased competition may cause our services revenue to decline and our results to fluctuate unpredictably.

Our services revenue represents a significant component of our total revenue-36% and 54% of total revenue in the three months ended March 31, 2001 and 2002, respectively. We anticipate that services revenue will continue to represent a significant percentage of total revenue in the future, and the actual percentage that it represents will have an impact on our results of operations. To a large extent, the level of services revenue depends upon our ability to license products that generate follow-on services revenue, such as maintenance. Services revenue also depends on demand for professional services, which is subject to fluctuation in response to economic slowdowns. The current economic slowdown may reduce demand for our professional services. As systems integrators and other third parties, many of whom are our partners, become proficient in installing and servicing our products, our services revenue have declined and will continue to decline. Whether we will be able to manage our professional services capacity successfully during the current economic slowdown is difficult to predict. If our professional services capacity is too low we may not be able to capitalize on future increases in demand for our services, but if our capacity is too high our gross margin on services revenue will be harmed.

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

Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate unpredictably in the future. However, we anticipate flat to declining revenues for the next few quarters due to the current economic slowdown. The main factors affecting these fluctuations are:

•	the discretionary nature of our customer’s purchases and their budget cycles;

•	the number of new web initiatives launched by our customers;

•	the size and complexity of our license transactions;

•	potential delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	sales force capacity and the influence of reseller partners; and

•	seasonal variations in operating results.

It is possible that in some future periods our results of operations may not meet the forecasts periodically disclosed by management or the expectations of securities analysts and investors. If this occurs, the price of our common stock is likely to decline.

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

We expect market competition to persist and intensify. Competitive pressures may seriously harm our business and results of operations if they inhibit our future growth, or require us to hold down or reduce prices, or increase our operating costs. Our competitors include, but are not limited to:

•	potential customers that use in-house development efforts;

•	developers of software that address the need for content management, such as Documentum, Divine, Filenet, Microsoft, Rational, Stellent and Vignette.

We also face potential competition from our strategic partners, such as BEA Systems, IBM and Oracle, or from other companies that may in the future decide to compete in our market. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Many of these companies can also leverage extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. For example, Microsoft has introduced a content management product and might choose to bundle it with other products in ways that would harm our competitive position. Barriers to entering the content management software market are relatively low.

Although we believe the number of our competitors is increasing, we believe there may be consolidation in the content management software industry. We expect that the general downturn of stock prices in the technology-related companies since March 2000 will result in significant acceleration of this trend, with fewer but more financially sound competitors surviving that are better able to compete with us for our current and potential customers.

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

The market for enterprise content management software is rapidly evolving. We expect that we will continue to need to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that the market for our products will continue to expand.

Acquisitions may harm our business by being more difficult than expected to integrate, by diverting management’s attention or by subjecting us to unforeseen accounting problems.

As part of our business strategy, we may seek to acquire or invest in additional businesses; products or technologies that we feel could complement or expand our business. If we identify an appropriate acquisition opportunity, we might be unable to negotiate the terms of that acquisition successfully, finance it, develop the intellectual property acquired from it or integrate it into our existing business and operations. We may also be unable to select, manage or absorb any future acquisitions successfully. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, especially if it involved our entering a new market, would divert management time and other resources and put us at a competitive disadvantage. We may have to use a substantial portion of our available cash, including proceeds from public offerings, to consummate an acquisition. On the other hand, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. In addition, we cannot assure you that any particular acquisition, even if successfully completed, will ultimately benefit our business.

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

The time between our initial contact with a potential customer and the ultimate sale, which we refer to as our sales cycle, typically ranges between three and nine months, depending largely on the customer. We believe that the recent economic slowdown has lengthened our sales cycle as customers delay decisions on implementing content management initiatives If we do not shorten our sales cycle, it will be difficult for us to reduce sales and marketing expenses. In addition, as a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This makes it more difficult to predict quarterly financial performance, or to achieve it, and any delay in completing sales in a particular quarter could harm our business and cause our operating results to vary significantly.

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

In addition, our stock option repricing program requires us to record a compensation charge on a quarterly basis as a result of variable plan accounting treatment, which will lower our earnings. This charge will be evaluated on a quarterly basis and additional charges will be recorded if the market price of our stock exceeds the price of the repriced options. Since the variable component of this charge is computed based on the current market price of our stock, such charges may vary significantly from period to period. For example, for every dollar in value that our stock price exceeds the adjusted exercise price of these options, we will recognize an additional $2.6 million in deferred stock compensation.

Our products might not be compatible with all major platforms, which could limit our revenues.

Our products currently operate on the Microsoft Windows NT, Microsoft Windows 2000, Linux, IBM AIX, Hewlett Packard UX and Sun Solaris operating systems. In addition, our products are required to interoperate with leading content authoring tools and application servers. We must continually modify and enhance our products to keep pace with changes in these applications and operating systems. If our products were to be incompatible with a popular new operating system or business application, our business would be harmed. In addition, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, browsers, back-office applications, and other technology-related applications, could also harm our business.

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

To date, we have derived the majority of our revenues from sales to North American customers. Our experience with international operations in many countries is limited, and there are many barriers to competing successfully in the international arena, including:

•	costs of customizing products for foreign countries;

•	difficulties developing a foreign language graphical user interface for development;

•	restrictions on the use of software encryption technology;

•	dependence on local vendors;

•	compliance with multiple, conflicting and changing governmental laws and regulations;

•	longer sales cycles;

•	revenue recognition criteria;

•	foreign exchange fluctuations;

•	import and export restrictions and tariffs; and

•	negotiating and executing sales in a foreign language.

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

Our software products are complex and have in the past and may in the future contain defects or failures that may be detected at any point in the product’s life. We have discovered software defects in the past in some of our products after their release. Although past defects have not had a material effect on our results of operations, in the future we may experience delays or lost revenue caused by new defects. Despite our testing, defects and errors may still be found in new or existing products, and may result in delayed or lost revenues, loss of market share, failure to achieve acceptance, reduced customer satisfaction, diversion of development resources and damage to our reputation. As has occurred in the past, new releases of products or product enhancements may require us to provide additional services under our maintenance contracts to ensure proper installation and implementation. Moreover, third parties may develop and spread computer viruses that may damage the functionality of our software products. Any damage to or interruption in the performance of our software could also harm our business.

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

Provisions of our certificate of incorporation and bylaws that may discourage, delay or prevent a change in control include:

•
we are authorized to issue “blank check” preferred stock, which could be issued by our board of directors to increase the number of outstanding shares, or to implement a stockholders rights plan, and thwart a takeover attempt;

•	we provide for the election of only one-third of our directors at each annual meeting of stockholders, which slows turnover on the board of directors;

•	we limit who may call special meetings of stockholders;

•	we prohibit stockholder action by written consent, so all stockholder actions must be taken at a meeting of our stockholders; and

•	we require advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

We have been notified of the commencement of a purported class action litigation alleging violations of federal securities laws by us. While we believe the litigation is without merit, our defense of this litigation could result in substantial costs and diversion of our management’s attention and resources, which could have a material adverse effect on our operating results and financial condition in future periods.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. As of March 31, 2002, our entire portfolio matures in one year or less.

We did not hold derivative financial instruments as of March 31, 2002, and have never held such instruments in the past. In addition, we had no outstanding debt as of March 31, 2002.

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

Item 2.     Changes in Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)    List of Exhibits

Not applicable

(b)    Reports on Form 8-K:

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERWOVEN, INC.

Dated: May 14, 2002	By:	/s/ DAVID M. ALLEN
David M. Allen Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)