Form 10-Q
period 2002-06-30
INTERWOVEN INC
filed 2002-08-13
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

There were 106,051,428 shares of the Registrant’s common stock, par value $0.001, outstanding on July 31, 2002.

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,356	$69,312
Short-term investments	137,674	150,656
Accounts receivable, net of allowances of $2,462 and $2,178, respectively	25,634	34,628
Prepaid expenses	5,222	5,217
Other current assets	3,680	1,718

Total current assets	233,566	261,531
Property and equipment, net	15,470	19,580
Intangible assets, net	151,480	154,359
Restricted cash	605	605
Other assets	2,000	2,035

	$403,121	$438,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,051	$5,817
Accrued liabilities	36,797	41,221
Deferred revenue	36,324	39,067

Total current liabilities	79,172	86,105

Stockholders’ equity:
Common stock and additional paid in-capital, 500,000 shares authorized, 106,101 and 104,474 shares issued and outstanding, respectively	553,970	553,111
Treasury stock, at cost, 2,539 and 789 shares, respectively	(9,621)	(3,594)
Deferred stock-based compensation	(3,940)	(10,584)
Accumulated other comprehensive income	188	265
Accumulated deficit	(216,648)	(187,193)

Total stockholders’ equity	323,949	352,005

	$403,121	$438,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)
Revenues:
License	$15,946	$30,697	$30,873	$69,730
Services	17,070	24,903	34,815	46,576

Total revenues	33,016	55,600	65,688	116,306

Cost of revenues:
License	1,069	682	2,017	1,172
Services	9,202	16,606	19,175	32,884

Total cost of revenues	10,271	17,288	21,192	34,056

Gross profit	22,745	38,312	44,496	82,250

Operating expenses:
Research and development	7,029	7,944	14,000	16,867
Sales and marketing	17,938	26,094	38,685	54,639
General and administrative	4,509	5,660	9,590	11,430
Amortization of deferred stock-based compensation	58	4,286	3,265	8,861
Amortization of acquired intangible assets	1,310	21,928	2,548	44,000
Restructuring costs	5,570	—	6,790	—
Facilities relocation charges	1,674	12,784	1,674	12,784

Total operating expenses	38,088	78,696	76,552	148,581

Loss from operations	(15,343)	(40,384)	(32,056)	(66,331)
Interest income and other, net	1,886	2,210	3,389	4,989

Net loss before provision for income taxes	(13,457)	(38,174)	(28,667)	(61,342)
Provision for income taxes	334	272	788	1,420

Net loss	$(13,791)	$(38,446)	$(29,455)	$(62,762)

Basic and diluted net loss per share	$(0.13)	$(0.39)	$(0.29)	$(0.63)

Shares used in computing basic and diluted net loss per share	103,414	99,445	103,020	98,926

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six months ended June 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(29,455)	$(62,762)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,512	3,702
Amortization of deferred stock-based compensation	3,265	8,861
Amortization of acquired intangible assets	2,548	44,000
Provisions for doubtful accounts and sales returns	284	364
Restructuring costs	2,833	—
Facilities relocation charges	1,674	12,784
Changes in assets and liabilities:
Accounts receivable	8,711	(11,452)
Prepaid expenses and other assets	(1,967)	1,155
Accounts payable	268	(3,798)
Accrued liabilities	(7,371)	3,744
Deferred revenue	(2,743)	9,111

Net cash provided by (used in) operating activities	(17,441)	5,709

Cash flows from investing activities:
Purchases of property and equipment	(957)	(8,605)
Purchases of short-term investments	(120,018)	(121,840)
Maturities of short-term investments	132,923	134,922
Purchased technology	(823)	—
Purchase price adjustments	—	(3,814)

Net cash provided by investing activities	11,125	663

Cash flows from financing activities:
Proceeds from issuance of common stock through stock options and employee stock purchase plan	4,387	11,574
Repurchase of common stock	(6,027)	(11)

Net cash provided by (used in) financing activities	(1,640)	11,563

Net increase (decrease) in cash and cash equivalents	(7,956)	17,935
Cash and cash equivalents at beginning of period	69,312	75,031

Cash and cash equivalents at end of period	$61,356	$92,966

Supplemental non-cash activity:
Reversal of deferred stock-based compensation	$3,284	$3,676

Unrealized gain (loss) on short-term investments	$(77)	$136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies:

Basis of presentation

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

Revenue recognition

Revenue consists principally of fees for licenses of the Company’s software products, maintenance, consulting and training. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, revenue is recognized in a multiple element arrangement in which company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of maintenance and other services is based on the Company’s customary pricing for such maintenance and/or services when sold separately. At the outset of the arrangement with the customer, the Company defers revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software.

Persuasive evidence of an arrangement exists.  The Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, which is signed by both the customer and the Company, or a purchase order from the customer and the customer has previously executed a standard license arrangement with the Company. The Company does not offer product return rights to resellers or end users.

Delivery has occurred.  The Company’s software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the billing terms of the agreement or when the software is made available to the customer through electronic delivery.

The fee is fixed and determinable.  If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed and determinable, revenue is recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed not to be fixed or determinable if a significant portion of the fee is beyond the Company’s normal payment terms, which are generally no greater than 180 days from the date of invoice.

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Collectibility is probable.  The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection, and product acceptance within each geographic sales region. The Company typically sells to customers, for whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If the Company determines from the outset of an arrangement that collectibility is not probable based upon its review process, revenue is recognized as payments are received.

Due to the Company’s relatively limited operating history outside of the United States, the Company generally defers revenue recognition on such sales until cash is collected. However, the Company recognizes revenue from sales occurring in Northern Europe and Australia upon the signing of the contract and shipment of the product, assuming all other revenue recognition criteria have been met, as its history of collections and the development of its sales infrastructure in those regions allow it to ascertain that collection is probable. The Company expects to continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations once it has developed an adequate infrastructure and collections history for customers in those regions.

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

Services revenues consist of professional services and maintenance fees. The Company’s professional services, which are comprised of software installation and integration, business process consulting and training, generally are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.

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

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive loss

For the three months ended June 30, 2002, comprehensive loss of $13.5 million consists of $254,000 net unrealized investment gain and $13.8 million net loss. For the three months ended June 30, 2001, comprehensive loss of $38.4 million consists of $137,000 net unrealized investment loss, net cumulative translation gain of $73,000 and $38.4 million net loss. For the six months ended June 30, 2002, comprehensive loss of $29.6 million consists of $77,000 net unrealized investment loss and $29.5 million net loss. For the six months ended June 30, 2001, comprehensive loss of $62.7 million consists of $136,000 net unrealized investment gain and $62.8 million net loss.

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

Note 2.    Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share”. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:
Net loss, basic and diluted	$(13,791)	$(38,446)	$(29,455)	$(62,762)

Denominator:
Weighted average common shares outstanding	104,304	102,998	104,067	102,685
Weighted average unvested common stock subject to repurchase	(890)	(3,553)	(1,047)	(3,759)

Denominator for basic and diluted calculation	103,414	99,445	103,020	98,926

Net loss per share:
Basic and diluted	$(0.13)	$(0.39)	$(0.29)	$(0.63)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above, as their effect would have been antidilutive for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Weighted average unvested common stock subject to repurchase	890	3,553	1,047	3,759
Weighted average common stock options outstanding	5,954	18,149	6,303	18,334

	6,844	21,702	7,350	22,093

The weighted average price of common stock subject to repurchase was $0.36 and $0.21 during the three months ended June 30, 2002 and 2001, respectively. The weighted average price of common stock subject to repurchase was $0.34 and $0.21 during the six months ended June 30, 2002 and 2001, respectively.

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average price of common stock options that have been excluded from the computation of diluted net loss per share was $2.97 and $10.90 during the three months ended June 30, 2002 and 2001, respectively. The weighted average price of common stock options that have been excluded from the computation of diluted net loss per share was $3.12 and $11.28 during the six months ended June 30, 2002 and 2001, respectively.

Note 3.    Stock Option Exchange Program

In April 2001, the Company commenced an option exchange program under which all of its option holders were given the opportunity to exchange all or part of their existing options to purchase common stock of the Company for a smaller number of options, with a new exercise price and a new vesting schedule. Each two options were eligible for exchange for one new option, at an exercise price of $14.63 per share and with a four-year vesting period, beginning April 20, 2001, with a six-month “cliff” and monthly vesting thereafter. The right to exchange terminated May 18, 2001. Options to purchase approximately 5.1 million shares were returned in the exchange program, reducing outstanding options by approximately 2.6 million. The new options were granted under the Interwoven 1999 Equity Incentive Plan and 2000 Stock Incentive Plan. The Company will account for the exchanged options as a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the statement of operations for each reporting period until the options are exercised, forfeited or expire unexercised.

Note 4.    Recent Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the purchase method of accounting on all transactions initiated after July 1, 2001 and the pooling of interests method is no longer allowed. The Company adopted the provisions of SFAS No. 141, effective July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or results of operations. SFAS No. 142 requires that goodwill and all identifiable intangible assets that have an infinite life be recognized as assets but not be amortized. These assets will be assessed for impairment on an annual basis. Identifiable intangible assets that have a finite life will continue to be segregated from goodwill and amortized over their useful lives. These assets will be assessed for impairment pursuant to guidance in SFAS No. 121 “Accounting of the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of.” Goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 (previously recognized goodwill and intangible assets) are to be accounted for in accordance with the provisions of SFAS No. 142 beginning January 1, 2002. Under SFAS No. 142, the Company ceased amortizing net goodwill of $148.2 million, which includes $1.7 million related to assembled workforce. The Company completed its evaluation of goodwill under the SFAS No. 142 transitional impairment test requirements during the second quarter of 2002, and found that carrying value of goodwill was not impaired as of January 1, 2002. As required by the provisions of SFAS No. 142, the Company will continue to evaluate goodwill for impairment on an annual basis. The Company has one reporting unit for evaluation purposes. In assessing goodwill for impairment, the Company will perform the following procedures:

Step 1—The Company will compare the fair value of its reporting units to the carrying value, including goodwill of the units. For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move on step two as described below. If a unit’s fair value exceeds the carrying value, no impairment charge is necessary.

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 142 requires the Company to perform an annual impairment testing, which it has elected to do during the third quarter of 2002. SFAS No. 142 requires companies to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. As a result of the severe conditions that have affected the stock markets in 2002, the Company’s market capitalization has declined significantly. If a sustained decline in its stock price continues, this decline would be considered an indicator that goodwill may be impaired. A significant impairment would have a material adverse effect on the Company’s financial position and results of operations.

The following table provides information relating to the intangible and other assets contained within the Company’s unaudited condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001 (in thousands):

	June 30, 2002		December 31, 2001
	Cost	Accumulated amortization	Cost	Accumulated amortization
Goodwill	$252,135	$105,140	$253,358	$105,140

Acquired identifiable intangibles:
Covenants not to compete	$6,929	$6,640	$6,929	$4,908
Completed technology	5,975	1,779	5,085	965

	$12,904	$8,419	$12,014	$5,873

During 2002, the Company reclassified $1.2 million in goodwill originally recorded in connection with its acquisition of Neonyoyo, Inc. to deferred stock-based compensation. Amortization of acquired intangible assets for the six months ended June 30, 2002 and 2001 represented $2.5 million and $44.0 million, respectively. The Company expects annual amortization of acquired intangible assets to be $1.2 million for the remaining six months in 2002, $1.8 million in 2003, $1.5 million in 2004 and $74,000 in 2005.

The following table presents the effects of SFAS No. 142, assuming the Company had adopted the standard as of January 1, 2001 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net loss, as reported	$(13,791)	$(38,446)	$(29,455)	$(62,762)
Adjustments:
Amortization of goodwill	—	20,520	—	41,138
Amortization of acquired workforce	—	426	—	852

Total adjustments	—	20,946	—	41,990

Net loss, as adjusted	$(13,791)	$(17,500)	$(29,455)	$(20,772)

Basic and diluted net loss per share, as reported	$(0.13)	$(0.39)	$(0.29)	$(0.63)

Basic and diluted net loss per share, as adjusted	$(0.13)	$(0.18)	$(0.29)	$(0.21)

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes a single accounting model for impairment or disposal by sale of long-lived assets. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial position or the results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Business Combinations.” The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for financial statements issued for fiscal years beginning after May 15, 2002, and the provisions related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking- Fund Requirements. SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company expects that the adoption will not have a significant impact on its financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be allowed to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 146 will have on its financial position and results of operations.

In January 2002, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred”, which requires companies to report reimbursements of “out-of-pocket” expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. The Company adopted the provisions EITF No. 01-14 as of January 1, 2002. Under EITF No. 01-14, the Company reclassified reimbursable expenses as services revenues and a corresponding increase in cost of services revenues. Reimbursable “out-of-pocket” expenses included within services revenues and costs of services revenues, are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Services revenues (as historically presented)	$16,851	$24,267	$34,395	$45,778
Impact of EITF 01-14	219	636	420	798

Services revenues (as currently presented)	$17,070	$24,903	$34,815	$46,576

Cost of services revenues (as historically presented)	$8,983	$15,970	$18,755	$32,086
Impact of EITF 01-14	219	636	420	798

Cost of services revenues (as currently presented)	$9,202	$16,606	$19,175	$32,884

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Restructuring Costs

During the six months ended June 30, 2002, the Company implemented a restructuring plan in an effort to better align its expenses and revenues in light of the economic slowdown. Through the six months ended June 30, 2002, the Company recorded a charge of $6.8 million associated with workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and operating equipment associated with abandoned facilities.

The following table summarizes the restructuring accrual for the six months ended June 30, 2002 (in thousands):

	Restructuring costs	Non-cash expenses	Cash payments	Accrued liability at June 30, 2002
Workforce reduction costs	$4,659	$—	$(3,802)	$857
Non-cancelable lease commitments	1,576	—	(155)	1,421
Impairment of leasehold improvements and operating equipment	555	(555)	—	—

Total	$6,790	$(555)	$(3,957)	$2,278

Through June 30, 2002, the restructuring plan resulted in the termination of 182 employees worldwide throughout all functional areas. Workforce reduction costs primarily consists of severance associated with involuntary termination benefits and deferred compensation charges associated with accelerated vesting of performance-based payments. In addition, the Company recorded a facilities exit charge associated with its Austin, Texas facility, relating to non-cancelable lease commitments and the impairment of leasehold improvements and operating equipment. Costs associated with non-cancelable lease commitments include the remaining lease commitments of this facility reduced by the estimated sublease income throughout the duration of the lease term, which expires in 2006.

Note 6.    Facilities Relocation Charges

During the year ended December 31, 2001, the Company recorded a $22.2 million charge associated with costs of relocating its facilities. This charge included $16.7 million in lease abandonment charges relating to the consolidation of the Company’s three facilities in the San Francisco Bay area into a single corporate location, as well as costs associated with an abandoned leased facility in Austin, Texas. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Facilities relocation charges also include $3.5 million consisting of the impairment of certain operating equipment and leasehold improvements associated with the abandoned facilities. The Company incurred charges of $2.0 million as a result of duplicate lease costs associated with the dual lease costs of its current and abandoned facilities. During the six months ended June 30, 2002, the Company revised its estimates of sublease income as a result of changing real estate market conditions within the San Francisco Bay area. Due to the deterioration of the commercial real estate market throughout the San Francisco Bay area, the Company revised its assumptions regarding future sublease income for certain facilities. As a result, the Company reduced its estimates regarding sublease income and recorded an additional $1.7 million in charges to reflect these changes in estimates. The relocation charges are an estimate as of June 30, 2002 and may further change as the Company obtains subleases for the existing facilities and the actual sublease income is known. At June 30, 2002, payments of $6.5 million had been made in connection with these charges. At June 30, 2002, $13.9 million had been accrued and is payable through 2007.

INTERWOVEN, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Stock Repurchase Program

In September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of the Company’s common stock in the open market. During the six months ended June 30, 2002, the Company repurchased 1,750,000 shares of common stock at a cost of $6.0 million. Since the inception of the program, 2,577,500 shares have been repurchased at cost of $9.6 million. At June 30, 2002, $15.4 million remained available under the program to repurchase additional shares.

Note 8.    Contingencies:

On November 8, 2001, the Company and certain of its officers and directors, together with certain investment banking firms, were named as defendants in a purported securities class-action lawsuit filed in the United States District Court, Southern District of New York. The complaint asserts that the prospectuses for the Company’s October 8, 1999 initial public offering and the Company’s January 26, 2000 follow-on public offering failed to disclose certain alleged actions by the underwriters for the offering. The complaint alleges claims under Section 11 and 12 of the Securities Act of 1933 against the Company and certain of its officers and directors. The plaintiff seeks damages in an unspecified amount. The Company believes this lawsuit is without merit and intends to defend itself vigorously. An unfavorable resolution of such suit could significantly harm the Company’s business, operating results, and financial condition.

In addition to the matters mentioned above, the Company has been named as a defendant in various lawsuits which have arisen in the ordinary course of business. In the opinion of management, the outcome of such lawsuits will not have a material effect on the financial statements of the Company.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” or “continue” and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains many such forward-looking statements. For example, we make projections regarding future revenue, gross profit, and various operating expense items, as well as future liquidity. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements. Readers are urged to review and consider carefully our various disclosures, in this report and in our Annual Report on Form 10-K, that advise of risks and uncertainties that affect our business.

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

As a result of our limited operating history and the rapidly evolving nature of the market for enterprise content management software and services, it is difficult for us to accurately forecast our revenues or earnings. It is possible that in some future periods our results of operations may not meet management’s projections, or expectations of securities analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and are likely to cause fluctuations in the future, include:

•	the number and size of customer orders and the timing of product and service deliveries, particularly for content management initiatives launched by our customers and potential customers;

•	limitations on our customers’ and potential customers’ information technology budgets and staffing levels;

•	variability in the mix of products and services sold;

•	our ability to retain current customers and attract and retain new customers;

•	the amount and timing of operating costs relating to expansion of our business;

•	the announcement or introduction of new products or services by us or our competitors;

•	our ability to attract and retain personnel, particularly management, engineering and sales personnel and technical consultants;

•	our ability to upgrade and develop our systems and infrastructure to accommodate our growth; and

•	costs related to acquisition of technologies or businesses.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this report.

Overview

Interwoven was incorporated in March 1995, to provide software products and services for enterprise content management. Our software products and services help customers automate the process of developing, managing and deploying content assets used in business applications. The information technology industry refers to this process as “enterprise content management.” Our products are designed to allow all content contributors within an organization to create, manage and deploy content assets, such as documents, XML/HTML, rich media, database content and application code. From March 1995 through March 1997, we were a development-stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products to compliment our enterprise content management offerings. As of June 30, 2002, we had sold our products and services to over 1,049 customers. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Boston, Chicago, Columbus, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C. Our revenues to date have been derived primarily from accounts in North America. In addition, we have offices in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. We had 726 employees as of June 30, 2002.

We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we incurred net losses through June 30, 2002 and had an accumulated deficit of $216.6 million as of June 30, 2002. We experienced declining revenues during 2001 and in the first half of 2002 due to an economic slowdown that resulted in substantial reductions in spending on information technology initiatives, and to the loss of service revenues to system integrators. We expect the current economic slowdown to affect our business for the foreseeable future. We will continue to make a concerted effort to manage costs to align our revenues and our expenses. In light of the current economic slowdown and as a result of our cost management efforts, we do not anticipate a significant increase in our expenses in the foreseeable future. Additionally, due to our limited operating history and the weakness of the current economic environment, the prediction of future results of operations over the long-term is difficult and, accordingly, we cannot assure you that we will achieve or sustain profitability. We have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as acquisition and stock-based compensation charges. We expect in the future to make acquisitions, thereby incurring stock-based compensation and intangible amortization charges, which will increase our reported losses including non-cash expenses.

In connection with our earnings releases and investor conference calls we provide supplemental consolidated financial information that excludes from our reported earnings and earnings per share the effects of certain expenses such as the amortization of goodwill and intangibles, stock-based compensation, restructuring costs and a special charge associated with the relocation of our facilities. This supplemental consolidated financial information is reported as pro forma earnings and pro forma earnings per share in addition to information that is reported based on generally accepted accounting principles in the United States (“GAAP”). We believe that such pro forma operating results better reflect our operational performance by providing a more meaningful measure of our ongoing operations. However, we urge readers to review and consider carefully the GAAP financial information contained within our SEC filings and in our earnings releases.

Critical Accounting Policies and Judgments

Revenue Recognition

We derive revenues from the license of our software products and from services that we provide to our customers.

To date, we have derived the majority of our license revenues from licenses of TeamSite. We recognize revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Based on these accounting standards, we recognize revenue under what is commonly referred to as the “residual method”. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc.), revenue is recognized based on company-specific objective evidence of fair value for all of the delivered elements. Our specific objective evidence of fair value is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of that amount is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable and the arrangement does not require services that are essential to the functionality of the software.

At the outset of our customer arrangements, if we determine that the arrangement fee is not fixed or determinable, we recognize revenue when the arrangement fee becomes due and payable. We assess whether the fee is fixed or determinable based on the payment terms associated with each transaction. If a significant portion of a fee is due beyond our normal payments terms, which generally does not exceed 180 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due. We do not offer product return rights to resellers or end users. We determine collectibility on a case-by-case basis, following analysis of the general payment history within the geographic sales region and a customer’s years of operation, payment history and credit profile. If we determine from the outset of an arrangement that collectibility is not probable based upon our review process, we recognize revenue as payments are received. In general, for sales occurring outside of the United States, we defer recognition of revenue until cash is collected because in most countries we do not have a sufficient operating history to determine whether collectibility is probable. However, we recognize revenue from our customers in Northern Europe and Australia upon the signing of the contract and shipment of the product, assuming all other revenue recognition criteria have been met. Our history of collections and development of sale infrastructure in those regions enables us to determine that collectibility is probable in those areas. We expect to continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations as our sales infrastructure matures, and our collections history improves, in those regions.

Services revenues consist of professional services and maintenance fees. Professional services primarily consist of software installation and integration, training and business process consulting. Professional services are predominantly billed on a time and materials-basis and we recognize revenues as the services are performed.

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

Facilities Relocation Charges

During 2001, we recorded a $22.2 million charge associated with costs of relocation of our facilities. This charge included $16.7 million in lease abandonment charges relating to the consolidation of our three facilities in the San Francisco Bay area into a single corporate location, as well as costs associated with an abandoned lease in Austin, Texas. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. To determine the estimated sublease income associated with these abandoned facilities, we received independent appraisals from real estate brokers to estimate such amounts. Additionally, we evaluated operating equipment and leasehold improvements associated with these abandoned facilities to identify those assets that had suffered a reduction in their economic useful lives as a result of the relocation. Based on these evaluations, we incurred charges of $3.5 million consisting of the impairment of certain operating equipment and leasehold improvements associated with the abandoned facilities. We also incurred $2.0 million as a result of duplicate lease costs associated with dual lease obligations associated with our current and our abandoned facilities. During the six months ended June 30, 2002, due to the deterioration of the commercial real estate market throughout the San Francisco Bay area, we revised our assumptions regarding future sublease income for certain facilities. As a result, we reduced our estimates regarding sublease income and recorded an additional $1.7 million in relocation charges to reflect this change in estimate. The relocation charges are an estimate as of June 30, 2002 and may change as we obtain subleases for the abandoned facilities and the actual sublease income is known. Revisions of our estimates could harm our financial condition. At June 30, 2002, payments of $6.5 million had been made in connection with these charges. At June 30, 2002, $13.9 million had been accrued and is payable through 2007.

Restructuring Costs

During the six months ended June 30, 2002, we implemented a restructuring plan in an effort to better align our expenses and revenues in light of the continued economic slowdown. During the six months ended June 30, 2002, the Company recorded a charge of $6.8 million associated with workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and operating equipment associated with abandoned facilities. The restructuring plan has resulted in the termination of 182 employees worldwide throughout all functional areas. Workforce reduction costs primarily consists of severance associated with involuntary termination benefits and deferred compensation charges associated with accelerated vesting of performance-based payments. In addition, we recorded a facilities exit charge associated with our Austin, Texas facility, relating to non-cancelable lease commitments and the impairment of leasehold improvements and operating equipment. Costs associated with non-cancelable lease commitments include the remaining lease commitments of this facility reduced by the estimated sublease income throughout the duration of the lease term, which expires in 2006. We reassess this liability each period based on market conditions. Revisions to our estimates of these liabilities could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income changes from previous estimates.

Amortization of Intangibles

We have acquired four corporations since our inception: Lexington Software Associates, Inc.; Neonyoyo, Inc.; Ajuba Solutions, Inc.; and Metacode Technologies, Inc. Under GAAP, we have accounted for these business combinations using the purchase method of accounting and recorded the market value of our common stock and options issued in connection with them and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated among the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete, based on their respective fair values. We allocated the excess of the purchase price over the fair value of the net assets to goodwill. The impact of purchase accounting on our results of operations has been significant. Amortization of goodwill and intangibles assets associated with business acquisitions were $2.5 million and $44.0 million during the six months ended June 30, 2002 and 2001, respectively. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which became effective for us on January 1, 2002. Under SFAS No. 142, we ceased amortizing $148.2 million of goodwill as of January 1, 2002. Additionally, during 2002, we reclassified $1.2 million of goodwill recorded in connection with our acquisition of Neonyoyo, Inc., to deferred stock-based compensation. In lieu of amortization of goodwill, we are required to perform an initial impairment test of our goodwill in 2002 and annual impairment test thereafter.

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger impairment include the following:

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

As required by the provision of SFAS No. 142, we performed and completed our transitional impairment testing associated with the first step of SFAS No. 142, as mentioned in Note 4, during the six months ended June 30, 2002. Upon completing our review, we determined that the carrying value of our recorded goodwill as of January 1, 2002, had not been impaired. Accordingly, no transitional impairment charge was recorded as a result of the adoption of SFAS No. 142. SFAS No. 142 requires us to perform an annual impairment testing, which we have elected to do during the third quarter of 2002. We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. As a result of the severe conditions that have affected the stock markets in 2002, our market capitalization has declined significantly, and as of June 30, 2002, our net book value exceeded our market capitalization. If a sustained decline in our stock price continues, this decline would be considered an indicator that goodwill may be impaired. When determining if the carrying value of our goodwill is impaired, we will perform a two-step process. First, we will compare the estimated fair value of our reporting unit to its carrying value, including goodwill. Second, if the carrying value exceeds the fair value of the reporting unit, then the implied fair value of the reporting unit’s goodwill will be determined and compared to the carrying value of the goodwill. The fair value of goodwill is determined by allocating the fair value of all of the reporting units assets and liabilities as if the reporting unit had been acquired in a business combination accounted for under SFAS No. 141. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment charge will be recognized equal to the difference of the computed and recorded amounts. A significant impairment would harm our financial position and operating results.

Stock-Based Compensation and Intangibles

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

The following table reflects the prospective impact of all deferred compensation costs and the annual amortization of purchased intangibles (other than goodwill) attributable to our mergers and acquisitions that have occurred since our inception (in thousands):

	2002	2003	2004	2005
Intangible assets (other than goodwill)	$1,176	$1,775	$1,460	$74
Stock-based compensation	1,624	1,738	578	—

	$2,800	$3,513	$2,038	$74

The amortization expense related to the intangible assets acquired may be accelerated in the future if we reduce the estimated useful life of the intangible assets. Intangible assets may become impaired in the future if expected cash flows to be generated by these assets decline.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts and sales return reserves in the amount of $2.5 million and $2.2 million at June 30, 2002 and December 31, 2001, respectively. We regularly review the adequacy of our allowances through identification of specific receivables where we expect that payment will not be received, and we have established a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition and the potential risk associated with the customer’s industry among other factors. We establish a general reserve for all receivable amounts that have not been specifically identified by applying a percentage based on historical collection experience. We establish a general reserve for sales returns by applying a historical percentage based on our license and service revenues activity. The allowances reflect our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Results of Operations

The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
License	48%	55%	47%	60%
Services	52	45	53	40

Total revenues	100	100	100	100

Cost of revenues:
License	3	1	3	1
Services	28	30	29	28

Total cost of revenues	31	31	32	29

Gross profit	69	69	68	71

Operating expenses:
Research and development	21	14	21	15
Sales and marketing	54	47	59	47
General and administrative	14	10	15	10
Amortization of deferred stock-based compensation	—	8	5	8
Amortization of acquired intangible assets	4	39	4	38
Restructuring costs	17	—	10	—
Facilities relocation costs	5	23	3	11

Total operating expenses	115	141	117	129

Loss from operations	(46)	(72)	(49)	(58)
Interest income and other, net	6	4	5	4

Net loss before provision for income taxes	(40)	(68)	(44)	(54)
Provision for income taxes	1	—	1	1

Net loss	(41)%	(68)%	(45)%	(55)%

Three months ended June 30, 2001 and 2002

Revenues.  Total revenues decreased 41% from $55.6 million for the three months ended June 30, 2001 to $33.0 million for the three months ended June 30, 2002. This decrease in revenues was primarily attributable to a worldwide economic slowdown, predominantly in North America and Europe, which has resulted in a substantial reduction in overall spending on information technology initiatives. We also experienced a decrease in our average selling prices, due to overall pricing pressures, a shift to a greater number of smaller dollar value agreements accounting for a larger percentage of our total revenue and the loss of service revenues to systems integrators. We expect this economic slowdown to continue to adversely affect our business for the foreseeable future.

License.  License revenues decreased 48% from $30.7 million for the three months ended June 30, 2001 to $15.9 million in the three months ended June 30, 2002. License revenues represented 55% and 48% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues and absolute dollars was primarily attributable to delays in customer spending, which we believe was caused by the general slowdown in the worldwide economy.

Services.  Services revenues decreased 31% from $24.9 million for the three months ended June 30, 2001 to $17.1 million for the three months ended June 30, 2002. Services revenues represented 45% and 52% of total revenues, respectively, in those periods. The decrease in service revenues as a percentage of total revenues reflects a $8.4 million decrease in professional service fees and $642,000 decrease in training fees, partially offset by a $1.2 million increase in maintenance fees. The decrease in professional service fees is primarily attributable to a shift by our customers to using more systems integrators to perform customer implementations and a decline in selling prices of professional services as a result of overall pricing pressures. The decrease in training revenues is primarily attributable to a decline in licenses revenues and, to a lesser extent, a decrease in overall training fees charged for such services. The increase in maintenance revenues was due to growth of our customer base.

Cost of Revenues

License.  Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased from $682,000 for the three months ended June 30, 2001 to $1.1 million for the three months ended June 30, 2002. Cost of license revenues represented 2% and 7%, respectively, of license revenues in those periods. The increase in cost of license revenues was attributable to an increase in costs associated with purchases of third party software and royalties paid to technology partners as we continue to expand our partnerships with other technology vendors to enhance our current product offerings.

We expect cost of license revenues as a percentage of license revenues to vary from period to period depending primarily on the fluctuations in the amount of royalties paid to third parties and purchases of third party software incorporated with our product offerings.

Services.  Cost of services revenues consists primarily of salary and related costs of our professional services, training, support personnel and subcontractor expenses. Cost of services revenues decreased 45% from $16.6 million for the three months ended June 30, 2001 to $9.2 million for the three months ended June 30, 2002. This decrease was primarily attributable to a decrease in subcontractor expenses as a result of greater use of in-house staff to perform customer implementations as well as a reduction of personnel costs as a result of reduced staffing as we continue to rely on systems integrators to perform customer implementations and employ other costs savings strategies. Cost of services revenues represented 67% and 54% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues was a result of greater use of our internal services organization and an increase in maintenance revenues as a percentage of total services revenues, since maintenance revenues generally have a lower cost of services associated with them.

Since our services revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our service revenues grow faster than our license revenues. We expect cost of services revenues as a percentage of services revenues to vary from period to period depending in part on whether the services are performed by our in-house staff, subcontractors or third party system integrators, and on the overall utilization rates of our in-house professional services staff. As our customers increase their use of systems integrators to perform customer implementations in the future, we expect our services revenues and cost of services revenues to decline as we reduce the use of subcontractors for these tasks.

Gross Profit.  Gross profit decreased 41% from $38.3 million for the three months ended June 30, 2001 to $22.7 million for the three months ended June 30, 2002. Gross profit represented 69% of total revenues in both periods. The decrease in absolute dollar amounts reflects a decrease in both license and services revenues during those periods.

We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues.

Operating Expenses

Research and Development.  Research and development expenses consist primarily of personnel and related costs to support product development activities. Research and development expenses decreased 12% from $7.9 million for the three months ended June 30, 2001 to $7.0 million for the three months ended June 30, 2002, representing 14% and 21% of total revenues in those periods, respectively. This decrease in absolute dollars was due to a decrease in subcontractor expenses as a result of fewer product development initiatives and increased use of in-house personnel in development activities.

We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel and secondarily on the size and timing of product development projects and revenue fluctuations. To date, all software development costs have been expensed in the period incurred.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses decreased 31% from $26.1 million for the three months ended June 30, 2001 to $17.9 million for the three months ended June 30, 2002, representing 47% and 54% of total revenues in those periods, respectively. This decrease in absolute dollar amounts primarily relates to lower personnel costs associated with headcount reductions, lower commissions as a result of slower sales activity, and a reduction in our promotional efforts.

We are endeavoring to control, and reduce, our sales and marketing costs in absolute dollars throughout the current economic slowdown. We anticipate that with evidence of a sustained recovery of the U.S. economy, we would review spending in sales and marketing to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

General and Administrative.  General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses decreased 20% from $5.7 million for the three months ended June 30, 2001 to $4.5 million for the three months ended June 30, 2002, representing 10% and 14% of total revenues in those periods, respectively. The decrease in absolute dollar amounts was primarily attributable to decreased personnel costs associated with reduced staffing within general and administrative functions.

We are endeavoring to control, and reduce, our general and administrative costs in light of the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the U.S. economy, we would review investments in our general and administrative infrastructure to support our operations. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on when we hire new general and administrative personnel to support expanding operations as well as the size and timing of expansion projects.

Amortization of Deferred Stock-Based Compensation.  We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering and in connection with stock options granted and assumed during our business acquisitions. Amortization of deferred stock-based compensation was $4.3 million for the three months ended June 30, 2001 and $58,000 for the three months ended June 30, 2002. The decrease in absolute dollar amounts was primarily attributable to adjustments to deferred compensation expense of options assumed during business acquisitions associated with employees who were terminated prior to vesting of such options. Amortization of deferred stock-based compensation is attributable to the following categories for the three months ended June 30, 2002 and 2001, respectively (in thousands):

	2002	2001
Costs of services revenues	$25	$148
Research and development	(341)	2,501
Sales and marketing	307	1,285
General and administrative	67	352

Total	$58	$4,286

We expect amortization of deferred stock-based compensation to be approximately $1.6 million for the remaining six months of 2002, $1.7 million and $578,000 for 2003 and 2004, respectively, including the projected variable accounting charge associated with our stock option exchange program (based on the assumption that our stock price in future periods will remain unchanged from June 30, 2002). The variable component of the accounting charge for the options will be reassessed and reflected in the statement of operations for each reporting period based on the then current stock price for each period. For example, for every one dollar in value that our stock price exceeds the adjusted exercise price of $14.63 per share, we will recognize an additional $2.6 million in deferred stock compensation.

Amortization of Acquired Intangible Assets.  Effective January 1, 2002, we adopted the accounting provisions of SFAS No. 142. With the adoption of SFAS No. 142, we ceased amortizing net goodwill of $148.2 million, including $1.7 million related to assembled workforce. Additionally, during 2002, we reclassified $1.2 million of goodwill recorded in connection with our acquisition of Neonyoyo, Inc., to deferred stock-based compensation. We expect amortization of acquired intangible assets to be $1.2 million for the remaining six months in 2002, $1.8 million in 2003, $1.5 million in 2004 and $74,000 in 2005.

We performed and completed our transitional impairment testing associated with the first step of SFAS No. 142, as mentioned in Note 4, during the six months ended June 30, 2002. Upon completing our review, we determined that the carrying value of our recorded goodwill as of January 1, 2002, had not been impaired. Accordingly, no transitional impairment charge was recorded as a result of the adoption of SFAS No. 142. SFAS No. 142 also requires us to perform an annual impairment testing, which we have elected to do during the third quarter of 2002. We are required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. As a result of the severe conditions that have affected the stock markets in 2002, our market capitalization has declined significantly, and as of June 30, 2002, our net book value exceeded our market capitalization. If a sustained decline in our stock price continues, this decline would be considered an indicator that goodwill may be impaired. When determining if the carrying value of our goodwill is impaired, we will perform a two-step process. First, we will compare the estimated fair value of our reporting unit to its carrying value, including goodwill. Second, if the carrying value exceeds the fair value of the reporting unit, then the implied fair value of the reporting unit’s goodwill will be determined and compared to the carrying value of the goodwill. The fair value of goodwill is determined by allocating the fair value of all of the reporting units assets and liabilities as if the reporting unit had been acquired in a business combination accounted for under SFAS No. 141. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment charge will be recognized equal to the difference of the computed and recorded amounts. A significant impairment would have a material adverse effect on our financial position and operating results.

Restructuring Costs.  During the six months ended June 30, 2002, we implemented a restructuring plan in an effort to better align our expenses and revenues in light of the continued economic slowdown. During the three months ended June 30, 2002, the Company recorded a charge of $5.6 million associated with workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and operating equipment associated with an abandoned facility. The restructuring plan has resulted in the termination of 182 employees worldwide throughout all functional areas. Workforce reduction costs primarily consists of severance associated with involuntary termination benefits and deferred compensation charges associated with accelerated vesting of performance-based payments. In addition, we recorded a facilities exit charge associated with our Austin, Texas facility, relating to non-cancelable lease commitments and the impairment of leasehold improvements and operating equipment. Costs associated with non-cancelable lease commitments include the remaining lease commitments of this facility reduced by the estimated sublease income throughout the duration of the lease term, which expires in 2006.

Facilities Relocation Charges.  During the three months ended June 30, 2001, we recorded a $12.8 million charge, associated with costs of relocating our facilities. This charge consisted of lease abandonment charges relating to the consolidation of our three facilities in the San Francisco Bay area into a single corporate location. Subsequently in 2001, we recorded additional facility relocation charges associated with our abandoned lease in Austin, Texas, duplicate lease costs and the impairment of certain operating equipment and leasehold improvements associated with the abandoned facilities. During the three months ended June 30, 2002, due to the deterioration of the commercial real estate market throughout the San Francisco Bay area, we revised our assumptions regarding future sublease income for certain facilities. As a result, we recorded an additional $1.7 million in charges to reflect the change in estimate.

Interest Income and Other, Net.  Interest income and other, net, decreased from $2.2 million for the three months ended June 30, 2001 to $1.9 million for the three months ended June 30, 2002, primarily due to the decrease in interest rates earned on cash and short-term investments and lower average cash and short-term investment balances during the period.

Provision for Income Taxes.  Income tax expense increased 23% from $272,000 for the three months ended June 30, 2001 to $334,000 for the three months ended June 30, 2002. Our income tax expense during both periods was associated with state and foreign income taxes.

Six months ended June 30, 2001 and 2002

Revenues.  Total revenues decreased 44% from $116.3 million for the six months ended June 30, 2001 to $65.7 million for the six months ended June 30, 2002. The decrease in total revenues is attributable to the significant decrease in information technology spending resulting from the continued economic slowdown. As a result of the economic slowdown, we have experienced prolonged sales cycles, decreases in our average selling prices due to overall pricing pressures, and a shift to a greater number of smaller dollar value agreements accounting for a larger percentage of our total revenue.

License.  License revenues decreased 56% from $69.7 million for the six months ended June 30, 2001 to $30.9 million in the six months ended June 30, 2002. License revenues represented 60% and 47% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues and absolute dollars was primarily attributable to delays in customer spending as a result of the general slowdown in the worldwide economy.

Services.  Services revenues decreased 25% from $46.6 million for the six months ended June 30, 2001 to $34.8 million for the six months ended June 30, 2002. Services revenues represented 40% and 53% of total revenues, respectively, in those periods. The decrease in services revenues as a percentage of total revenues reflects a $13.2 million decrease in professional service fees and a $1.6 million decrease training fees, partially offset by a $3.1 million increase in maintenance fees. The decrease in professional service fees is primarily attributable to a shift to using more systems integrators to perform customer implementations and a decline in selling prices of professional services as a result of overall pricing pressures. The increase in maintenance was due to greater maintenance fees earned from our larger customer base.

Cost of Revenues

License.  Cost of license revenues increased from $1.2 million for the six months ended June 30, 2001 to $2.0 million for the six months ended June 30, 2002. Cost of license revenues represented 2% and 7%, respectively, of license revenues in those periods. The increase in absolute dollars of cost of license revenues was attributable to the purchase of third party software that was integrated into our software applications to enhance our current product offerings.

Services.  Cost of services revenues decreased 42% from $32.9 million for the six months ended June 30, 2001 to $19.2 million for the six months ended June 30, 2002. This decrease was primarily attributable to a decrease in subcontractor expenses as a result of greater use of in-house staff to perform customer implementations, a reduction of personnel costs as a result of reduced staffing associated with our restructuring plans and our concerted effort to use systems integrators to perform customer implementations. Cost of services revenues represented 71% and 55% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues was primarily attributable to an increase in maintenance revenues as a percentage of total services revenues which generally have a lower associated costs in providing such services.

Gross Profit.  Gross profit decreased 46% from $82.3 million for the six months ended June 30, 2001 to $44.5 million for the six months ended June 30, 2002. Gross profit represented 71% and 68% of total revenues in the six months ended June 30, 2001 and 2002, respectively. The decrease in absolute dollar amounts reflects a decrease in overall license and services revenues from in those periods.

Operating Expenses

Research and Development.  Research and development expenses decreased 17% from $16.9 million for the six months ended June 30, 2001 to $14.0 million for the six months ended June 30, 2002, representing 15% and 21% of total revenues in those periods, respectively. The decrease in absolute dollars was due to a decrease in subcontractor expenses as a result of fewer product development initiatives and performing such development activities in-house.

Sales and Marketing.  Sales and marketing expenses decreased 29% from $54.6 million for the six months ended June 30, 2001 to $38.7 million for the six months ended June 30, 2002, representing 47% and 59% of total revenues in those periods, respectively. This decrease in absolute dollar amounts primarily relates to decreases in personnel costs associated with headcount reductions and due to lower commission as a result of the decrease in revenues during the respective periods.

General and Administrative.  General and administrative expenses decreased 16% from $11.4 million for the six months ended June 30, 2001 to $9.6 million for the six months ended June 30, 2002, representing 10% and 15% of total revenues in those periods, respectively. The decrease in absolute dollar amounts was primarily attributable to decreased personnel costs associated with reduced staffing within general and administrative functions.

Amortization of Deferred Stock-Based Compensation.  We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering and in connection with stock options granted and assumed during our business acquisitions. Amortization of deferred stock-based compensation was $8.9 million for the six months ended June 30, 2001 and $3.3 million for the six months ended June 30, 2002. The decrease in absolute dollar amounts was primarily attributable to adjustments to deferred compensation recorded in connection with business acquisition associated with employees who were terminated prior to vesting of such options. Amortization of deferred stock-based compensation is attributable to the following categories for the six months ended June 30, 2002 and 2001, respectively (in thousands):

	2002	2001
Costs of services revenues	$69	$251
Research and development	809	4,998
Sales and marketing	2,177	2,911
General and administrative	210	701

Total	$3,265	$8,861

Amortization of Acquired Intangible Assets.  Amortization of acquired intangible assets decreased 94% from $44.0 million for the six months ended June 30, 2001 to $2.5 million for the six months ended June 30, 2002. The decrease in absolute dollar amounts was is attributable to the adoption of SFAS No. 142, whereby we ceased amortizing goodwill effective January 1, 2002.

Restructuring Costs.  During 2002, we implemented a restructuring plan in an effort to better align our expenses and revenues in light of the continued economic downturn. During the six months ended June 30, 2002, the Company recorded a charge of $6.8 million associated with workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and operating equipment associated with abandoned facilities.

Facilities Relocation Charges.  During the six months ended June 30, 2001, we recorded a $12.8 million charge associated with costs of relocating our facilities. This charge consisted of lease abandonment charges relating to the consolidation of our three facilities in the San Francisco Bay area into a single corporate location. Subsequently in 2001, we recorded additional facility relocation charges associated with abandoned leased facilities in Austin, Texas, duplicate lease costs and the impairment of certain operating equipment and leasehold improvements associated with the abandoned facilities. During the six months ended June 30, 2002, due to the deterioration of the commercial real estate market throughout the San Francisco Bay area, we revised our assumptions regarding future sublease income for certain facilities. As a result, we reduced our estimates regarding sublease income and recorded an additional $1.7 million in relocation charges to reflect the change in estimate.

Interest Income and Other, Net.  Interest income and other, net, decreased from $5.0 million for the six months ended June 30, 2001 to $3.4 million for the six months ended June 30, 2002 primarily due to the decrease in interest rates earned on cash and short-term investments and lower average cash and short-term investment balances during the period.

Provision for Income Taxes.  Income tax expense decreased 45% from $1.4 million for the six months ended June 30, 2001 to $788,000 for the six months ended June 30, 2002. Our income tax expense during both periods was associated with state and foreign income taxes.

Liquidity and Capital Resources

Net cash provided by operating activities was $5.7 million in the six months ended June 30, 2001 and net cash used in operating activities was $17.4 million in the six months ended June 30, 2002. Net cash provided by operating activities during the six months ended June 30, 2001 primarily reflected net losses, increases in accounts receivable and decreases in accounts payable, offset in part by increases in deferred revenue, amortization of acquired intangibles, facilities relocation charges and amortization of deferred stock compensation. Net cash used in operating activities during the six months ended June 30, 2002 primarily reflected net losses and decreases in accrued liabilities offset in part by amortization of deferred stock-based compensation, depreciation expense and decreases in accounts receivable.

A significant portion of our cash inflows have historically been generated by our sales. These inflows may fluctuate significantly. A decrease in customer demand or decrease in the acceptance of our products would jeopardize our ability to generate positive cash flows from operations.

During the six months ended June 30, 2001 and 2002, investing activities included purchases of property and equipment, principally computer hardware and software to upgrade our current operating systems. Cash used to purchase property and equipment was $8.6 million and $957,000 during the six months ended June 30, 2001 and 2002, respectively. We do not expect that capital expenditures will increase substantially in future periods in light of our cost control efforts. As of June 30, 2002, we had no material capital expenditure commitments.

During the six months ended June 30, 2001 and 2002, our investing activities included purchases and maturities of short-term investments. Net maturities of investments were $13.1 million and $12.9 million during the six months ended June 30, 2001 and 2002, respectively. As of June 30, 2002, we had not invested in derivative securities. We expect that, in the future, cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

During 2001, our investing activities included a $3.8 million purchase price adjustment, which primarily related to Metacode Technologies, Inc. The purchase price adjustment reflects a reduction in the valuation of cash and investments, subsequent to the acquisition date and upon completion of an audit of Metacode Technologies, Inc.

During the six months ended June 30, 2001 and 2002, our financing activities included proceeds from the issuance of common stock and the repurchase of treasury stock. During the six months ended June 30, 2001 and 2002, proceeds from the issuance of common stock were $11.6 million and $4.4 million, respectively. During the six months ended June 30, 2002, we repurchased 1,750,000 shares of our common stock on the open market at a cost of $6.0 million.

At June 30, 2002, our sources of liquidity consisted of $199.0 million in cash, cash equivalents and investments. At June 30, 2002, we had $154.4 million in working capital. We have a $20.0 million line of credit with Washington Mutual Business Bank, which bears interest at the Wall Street Journal’s prime rate, which was 4.75% at June 30, 2002 and is secured by cash. This line of credit agreement expires in July 2003. We also have a $15.2 million line of credit with Wells Fargo Bank, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. This line of credit agreement expires in December 2002. We had no outstanding borrowings under these lines of credit as of June 30, 2002. As of June 30, 2002, we were in compliance with all of our covenants under these lines of credit. We intend to maintain these lines of credit in the future.

We lease our facilities under operating lease agreements that expire at various dates through 2007. The following presents our prospective future lease payments under these agreements (in thousands):

Year Ended December 31,	Operating Leases
2002 (six months)	$9,470
2003	18,390
2004	18,104
2005	18,006
2006	17,792
Over five years	17,813

Total payments	$99,575

We have entered into various standby letter of credit agreements associated with our facilities operating lease agreements as required deposits for such facilities. These letters of credit expire at various times through 2006. At June 30, 2002, we had $14.3 million outstanding under standby letters of credit, which are secured by substantially all of our assets. The following presents our outstanding commitments under these agreements at each respective balance sheet date (in thousands):

December 31,	Standby Letters of Credit
2002	$3,153
2003	2,516
2004	2,185
2005	2,112
2006	2,112

We believe that our current cash and cash equivalents, short-term investments, cash flows from operations and funds available under existing credit facilities will be sufficient to meet our working capital requirements and capital expenditures for the foreseeable future. Long-term, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity or debt financing or from other sources. We cannot assure you that additional financing will be available on acceptable terms, or at all.

If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could harm our business, financial condition and operating results.

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

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenue and operating results to be significantly lower than expected. Based upon the preceding factors, we may experience a shortfall in revenue or earnings or otherwise fail to meet public market expectations, which could harm our business, financial condition and the market price of our common stock.

If we do not increase our license revenues significantly, we will fail to achieve and sustain operating profitability.

We have incurred net losses from operations in each quarter since our inception through the quarter ended June 30, 2002. Our net losses amounted to $6.3 million in 1998, $15.7 million in 1999, $32.1 million in 2000,

$129.2 million in 2001 and $29.5 million in the six months ended June 30, 2002. As of June 30, 2002, we had an accumulated deficit of approximately $216.6 million. We anticipate that we will continue to invest in order to expand our customer base and increase brand awareness. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all. Furthermore, we have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as acquisition and stock-based compensation charges. We expect to continue to make acquisitions, which are likely to cause us to incur certain non-cash charges such as stock-based compensation and intangible amortization charges, which will increase our losses.

Reduced demand and increased competition may cause our services revenue to decline and our results to fluctuate unpredictably.

Our services revenues represents a significant component of our total revenue—40% and 53% of total revenue in the six months ended June 30, 2001 and 2002, respectively. We anticipate that services revenues will continue to represent a significant percentage of total revenue in the future, and the actual percentage that it represents will have an impact on our results of operations. To a large extent, the level of services revenue depends upon our ability to license products that generate follow-on services revenue, such as maintenance. Services revenue also depends on demand for professional services, which is subject to fluctuation in response to economic slowdowns. The current economic slowdown may reduce demand for our professional services. As systems integrators and other third parties, many of whom are our partners, become proficient in installing and servicing our products, our services revenues have declined and will continue to decline. Whether we will be able to successfully manage our professional services capacity during the current economic slowdown is difficult to predict. If our professional services capacity is too low, we may not be able to capitalize on future increases in demand for our services, but if our capacity is too high, our gross margin on services revenue will be harmed.

Our operating results fluctuate widely and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate unpredictably in the future. However, we anticipate flat revenues for the next few quarters due to the current economic slowdown. The main factors affecting these fluctuations are:

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

We expect market competition to persist and intensify. Competitive pressures may seriously harm our business and results of operations if they inhibit our future growth, or require us to hold down or reduce prices, or increase our operating costs. Our competitors include, but are not limited to:

•	potential customers that use in-house development efforts;

•	developers of software that address the need for content management, such as Divine, Documentum, Filenet, Microsoft, Rational Software, Stellent and Vignette.

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

To offer products and services to a larger customer base, our direct sales force depends on strategic partnerships and marketing alliances to obtain customer leads, referrals and distribution. For example, the majority of our revenues are associated with referrals from our strategic partners. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed. We would also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability to market our products and services successfully. We also rely on our strategic partnerships to aid in the development of our products. Should our strategic partners not regard us as significant for their own businesses, they could reduce their commitment to us or terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our products and services. Even if we succeed in establishing these relationships, they may not result in additional customers or revenues.

Because the market for our products is new, we do not know whether existing and potential customers will purchase our products in sufficient quantity for us to achieve profitability.

The market for enterprise content management software is evolving rapidly. We expect that we will continue to need to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that the market for our products will continue to expand.

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

In connection with our acquisitions, we may be required to write-off software development costs or other assets, incur severance liabilities, amortization expenses related to acquired intangible assets, or incur debt, any of which could harm our business, financial condition, cash flows and results of operations. The companies we acquire may not have audited financial statements, detailed financial information, or adequate internal controls. There can be no assurance that an audit subsequent to the completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, contingent or other liabilities, and intellectual property. Any such write-off could harm our financial results.

We may be required to write-off all or a portion of the value of assets we acquired in our recent business combinations.

Accounting principles require companies to review the value of assets from time to time to determine whether those values have been impaired. Because of the decline of our stock price in recent periods, we have begun a process of determining whether the value on our balance sheet that those acquired companies represent should be adjusted downward. This process will include an analysis of the carrying value of the assets acquired as compared to the fair value of such assets through the use of discounted cash flow models. If as a result of this analysis we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value as a charge against operating results in the period that the determination is made. Any significant impairment would harm our operating results for that period and our financial position, and could harm the price of our stock.

Our lengthy sales cycle makes it particularly difficult for us to forecast revenue, requires us to incur high costs of revenues, and increases the variability of our quarterly results.

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

Since 1997, we have generated substantially all of our revenues from licenses of, and services related to, our TeamSite product. We believe that revenues generated from TeamSite will continue to account for a large portion of our revenues for the foreseeable future. A decline in the price of TeamSite, or our inability to increase license sales of TeamSite, would harm our business and operating results more seriously than it would if we had several different products and services to sell. In addition, our future financial performance will depend upon successfully developing and selling enhanced versions of TeamSite. If we fail to deliver product enhancements or new products that customers want, it will be more difficult for us to succeed.

If we do not improve our operational systems on a timely basis, we will be more likely to fail in properly managing our growth.

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

Since large orders may have a significant impact on our results from time to time, our quarterly results are subject to wide fluctuations.

We expect that any relatively large orders that we may receive from time to time in the future would have a significant impact on our license revenues in the quarter in which we recognize revenues from these orders. Large orders make our net revenues and operating results more likely to vary from quarter to quarter because the number of large orders we receive is expected to vary from period to period. The loss of any particular large order in any period could be significant. As a result, our operating results could suffer if any large orders are delayed or cancelled in any future period.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. We believe an immediate 10% increase or decrease in interest rates affecting our investment portfolio as of June 30, 2002 would not have a material effect on our financial position or results of operations.

We did not hold derivative financial instruments as of June 30, 2002, and have never held such instruments in the past. In addition, we had no outstanding debt as of June 30, 2002.

Foreign Currency Risk

Currently, the majority of our sales and expenses are denominated in U.S. Dollars, as a result we have experienced no significant foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies in 2002, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 6, 2002. Descriptions of the matters voted upon and the results of such meeting are set forth below:

		Votes For	Votes Against	Votes Withheld	Votes Abstained	Broker Non-Votes
1.	Election of Directors:
	Ronald E.F. Codd	86,412,933	361,773	—	—	—
	John Van Siclen	74,936,255	11,838,451	—	—	—

2.	Approval of an amendment of our 1999 Equity Incentive Plan to increase the number of shares subject to options automatically granted to non-employee directors, so that initial option grants to new directors will be for 40,000 shares and subsequent annual option grants to incumbent directors will be for 20,000 shares.	51,727,691	34,907,510	—	139,505	—

3.	Ratification of KMPG LLP as our independent accountants for the fiscal year ending December 31, 2002.	86,534,429	102,174	—	138,103	—

Item 5.    Other Information

On July 10, 2002, we announced that Michael Backlund, our Senior Vice President of Worldwide Sales, resigned to pursue other interests, and that Thor Culverhouse had been named as our new Senior Vice President of Worldwide Sales.

On July 17, 2002, we announced that Martin Brauns had resigned as our Chief Executive Officer, and that John Van Siclen has been named our new Chief Executive Officer. We also announced that Mr. Brauns would continue to serve as our Chairman and Mr. Van Siclen would continue to serve as our President.

On July 24, 2002, we announced that Frank Fanzilli had been appointed as a member of our Board of Directors.

Item 6.    Exhibits and Reports on Form 8-K

(a)  List of Exhibits

None.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERWOVEN, INC.
Dated: August 13, 2002
	By:	/s/ DAVID M. ALLEN
David M. Allen Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)