Form 10-Q
period 2002-09-30
INTERWOVEN INC
filed 2002-11-13
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

☐    Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-27389

INTERWOVEN, INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	77-0523543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

803 11th Avenue, Sunnyvale, CA (Address of principal executive offices)	94089 (Zip Code)

(408) 774-2000
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

There were 106,694,140 shares of the Registrant’s common stock, par value $0.001, outstanding on November 1, 2002.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$77,587	$69,312
Short-term investments	113,996	150,656
Accounts receivable, net of allowances of $2,065 and $2,178, respectively	24,523	34,628
Prepaid expenses	4,758	5,217
Other current assets	3,715	1,718

Total current assets	224,579	261,531
Property and equipment, net	13,749	19,580
Intangible assets, net	74,317	154,359
Restricted cash	605	605
Other assets	1,930	2,035

	$315,180	$438,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,518	$5,817
Accrued liabilities	35,308	41,221
Deferred revenue	38,733	39,067

Total current liabilities	80,559	86,105

Stockholders’ equity:
Common stock and additional paid-in capital, 500,000 shares authorized, 106,084 and 104,474 shares issued and outstanding, respectively	553,844	553,111
Treasury stock, at cost, 4,157 and 789 shares, respectively	(13,444)	(3,594)
Deferred stock-based compensation	(2,761)	(10,584)
Accumulated other comprehensive income	253	265
Accumulated deficit	(303,271)	(187,193)

Total stockholders’ equity	234,621	352,005

	$315,180	$438,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)
Revenues:
License	$12,398	$20,712	$43,271	$90,442
Services	17,635	23,079	52,450	69,655

Total revenues	30,033	43,791	95,721	160,097

Cost of revenues:
License	599	660	2,616	1,832
Services	9,165	14,479	28,340	47,363

Total cost of revenues	9,764	15,139	30,956	49,195

Gross profit	20,269	28,652	64,765	110,902

Operating expenses:
Research and development	6,720	6,909	20,720	23,776
Sales and marketing	17,566	21,984	56,251	76,623
General and administrative	4,412	5,408	14,004	16,838
Amortization of deferred stock-based compensation	1,020	3,207	4,285	12,068
Amortization of acquired intangible assets	732	22,209	3,278	66,209
Impairment of goodwill	76,431	—	76,431	—
Restructuring costs	1,179	650	7,969	650
Facilities relocation charges	—	9,382	1,674	22,166

Total operating expenses	108,060	69,749	184,612	218,330

Loss from operations	(87,791)	(41,097)	(119,847)	(107,428)
Interest income and other, net	1,284	1,997	4,673	6,986

Net loss before provision for income taxes	(86,507)	(39,100)	(115,174)	(100,442)
Provision for income taxes	116	—	904	1,420

Net loss	$(86,623)	$(39,100)	$(116,078)	$(101,862)

Basic and diluted net loss per share	$(0.85)	$(0.39)	$(1.13)	$(1.02)

Shares used in computing basic and diluted net loss per share	101,859	100,672	102,633	99,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(116,078)	$(101,862)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,604	5,456
Provisions for doubtful accounts and sales returns	(113)	2,720
Amortization of deferred stock-based compensation	4,285	12,068
Amortization of acquired intangible assets	3,278	66,209
Impairment of goodwill	76,431	—
Restructuring costs	2,573	—
Facilities relocation charges	1,674	21,357
Changes in assets and liabilities:
Accounts receivable	10,218	48
Prepaid expenses and other assets	(1,538)	507
Accounts payable	806	(4,605)
Accrued liabilities	(8,597)	3,923
Deferred revenue	(334)	4,829

Net cash provided by (used in) operating activities	(20,791)	10,650

Cash flows from investing activities:
Purchases of property and equipment	(1,328)	(13,597)
Purchases of short-term investments	(174,083)	(138,053)
Maturities of short-term investments	210,731	176,815
Purchased technology	(823)	—
Purchase price adjustments	—	(3,814)

Net cash provided by investing activities	34,497	21,351

Cash flows from financing activities:
Proceeds from issuance of common stock	4,443	11,958
Repurchase of common stock	(9,874)	(3,622)

Net cash provided by (used in) financing activities	(5,431)	8,336

Net increase in cash and cash equivalents	8,275	40,337
Cash and cash equivalents at beginning of period	69,312	75,031

Cash and cash equivalents at end of period	$77,587	$115,368

Supplemental non-cash activity:
Reversal of deferred stock-based compensation	$3,579	$2,513

Unrealized gain (loss) on short-term investments	$(12)	$414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies:

Basis of presentation

The interim unaudited condensed consolidated financial statements of Interwoven, Inc. (the “Company”) have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

The fee is fixed or determinable.    If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed not to be fixed or determinable if a significant portion of the fee is beyond the Company’s normal payment terms, which are generally no greater than 180 days from the date of invoice.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Due to the Company’s relatively limited operating history outside of the United States, the Company generally defers revenue recognition on sales outside of the United States until cash is collected or a letter of credit is obtained. However, the Company recognizes revenue from sales occurring in Northern Europe and Australia upon the signing of the contract and shipment of the product, assuming all other revenue recognition criteria have been met because its history of collections and the development of its sales infrastructure in those regions allow it to ascertain that collection is probable. The Company expects to continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations once it has developed an adequate infrastructure and collections history for customers in those regions.

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

Services revenues consist of professional services and maintenance fees. In general, the Company’s professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.

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

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive loss

For the three months ended September 30, 2002, comprehensive loss of $86.5 million consists of $65,000 net unrealized investment gain and $86.6 million net loss. For the three months ended September 30, 2001, comprehensive loss of $38.8 million consists of $278,000 net unrealized investment gain and $39.1 million net loss. For the nine months ended September 30, 2002, comprehensive loss of $116.1 million consists of $12,000 net unrealized investment loss and $116.1 million net loss. For the nine months ended September 30, 2001, comprehensive loss of $101.5 million consists of $414,000 net unrealized investment gain and $101.9 million net loss.

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

Note 2.    Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 128, “Earnings per Share”. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net loss	$(86,623)	$(39,100)	$(116,078)	$(101,862)

Denominator:
Weighted average common shares outstanding	102,520	103,595	103,551	102,988
Weighted average unvested common shares subject to repurchase	(661)	(2,923)	(918)	(3,480)

Denominator for basic and diluted calculation	101,859	100,672	102,633	99,508

Net loss per share:
Basic and diluted	$(0.85)	$(0.39)	$(1.13)	$(1.02)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above, as their effect would have been antidilutive for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Weighted average unvested common stock subject to repurchase	661	2,923	918	3,480
Weighted average common stock options outstanding	2,631	3,868	6,769	17,142

	3,292	6,791	7,687	20,622

The weighted average price of common stock subject to repurchase which has been excluded from the computation of diluted net loss per share was $0.39 and $0.25 during the three months ended September 30, 2002 and 2001, respectively. The weighted average price of common stock subject to repurchase which has been excluded from the computation of diluted net loss per share was $0.35 and $0.23 during the nine months ended September 30, 2002 and 2001, respectively.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average exercise price of common stock options that have been excluded from the computation of diluted net loss per share was $1.96 and $2.41 during the three months ended September 30, 2002 and 2001, respectively. The weighted average exercise price of common stock options that have been excluded from the computation of diluted net loss per share was $2.97 and $10.81 during the nine months ended September 30, 2002 and 2001, respectively.

Note 3.    Stock Option Exchange Program

In April 2001, the Company commenced an option exchange program under which all of its option holders (other than the members of the Company’s Board of Directors) were given the opportunity to exchange all or part of their existing options to purchase common stock of the Company for a smaller number of options, with a new exercise price and a new vesting schedule. Each two options were eligible for exchange for one new option, at an exercise price of $14.63 per share and with a four-year vesting period, beginning April 20, 2001, with a six-month “cliff” and monthly vesting thereafter. The right to exchange terminated May 18, 2001. Options to purchase approximately 5.1 million shares were returned in the exchange program, reducing outstanding options by approximately 2.6 million. The new options were granted under the Interwoven 1999 Equity Incentive Plan and 2000 Stock Incentive Plan. The Company will account for the exchanged options as a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the statement of operations for each reporting period until the options are exercised, forfeited or expire unexercised.

Note 4.    Recent Pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the purchase method of accounting on all transactions initiated after July 1, 2001 and the pooling of interests method is no longer allowed. The Company adopted the provisions of SFAS No. 141, effective July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on its financial position or results of operations. SFAS No. 142 requires that goodwill and all identifiable intangible assets that have an infinite life be recognized as assets but not be amortized. The Company is now required to assess these assets for impairment on an annual basis. Identifiable intangible assets that have a finite life will continue to be segregated from goodwill and amortized over their useful lives. The Company will assess these assets for impairment pursuant to guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 (previously recognized goodwill and intangible assets) are to be accounted for in accordance with the provisions of SFAS No. 142 beginning January 1, 2002. Under SFAS No. 142, the Company ceased amortizing net goodwill of $148.2 million, which includes $1.7 million related to assembled workforce. The Company completed its evaluation of goodwill under the SFAS No. 142 transitional impairment test requirements during the second quarter of 2002, and found that the carrying value of goodwill was not impaired as of January 1, 2002. As required by the provisions of SFAS No. 142, the Company will continue to evaluate goodwill for impairment on an annual basis. In completing its testing, the Company determined that it has one reporting unit for evaluation purposes. In assessing goodwill for impairment, the Company will perform the following procedures:

Step 1—The Company will compare the fair value of its reporting unit(s) to the carrying value, including goodwill of the unit(s). For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move on step two as described below. If a unit’s fair value exceeds the carrying value, no impairment charge would be necessary.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Step 2—The Company will perform an allocation of the fair value of each reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for each reporting unit’s goodwill. The Company will then compare the implied fair value of each reporting unit’s goodwill with the carrying amount of each reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess of such amount.

During the three months ended September 30, 2002, the Company completed its annual impairment testing. Utilizing the steps mentioned above to determine the estimated fair value of goodwill, the Company determined that an impairment of goodwill had occurred as of the valuation date. Accordingly, the Company recorded a goodwill impairment charge of $76.4 million during the three months ended September 30, 2002. In performing its testing, the Company was required to make estimates regarding future operating trends and other variables utilized in the analysis. Actual future results could differ from the estimates utilized in the analysis.

SFAS No. 142 requires companies to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. As a result of the severe conditions that have affected the stock markets in 2002, the Company’s market capitalization has continued to decline since September 30, 2002. If a sustained decline in its stock price continues, this decline would be considered an indicator that goodwill may be further impaired, and a further write-down of goodwill may be required in future quarters. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations.

The following table provides information relating to the intangible and other assets contained within the Company’s unaudited condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001 (in thousands):

	September 30, 2002		December 31, 2001
	Cost	Accumulated amortization	Cost	Accumulated amortization
Goodwill	$252,135	$181,571	$253,358	$105,140

Acquired identifiable intangibles:
Covenants not to compete	$6,929	$6,929	$6,929	$4,908
Completed technology	5,975	2,222	5,085	965

	$12,904	$9,151	$12,014	$5,873

During the three months ended June 30, 2002, the Company reclassified to deferred stock-based compensation $1.2 million in goodwill originally recorded in connection with its acquisition of Neonyoyo, Inc. In addition, during the three months ended September 30, 2002, the Company recorded a charge of $76.4 million associated with the impairment of goodwill in connection with its annual impairment testing. Amortization of acquired intangible assets for the nine months ended September 30, 2002 and 2001 represented $3.3 million and $66.2 million, respectively. The Company expects annual amortization of acquired intangible assets to be $444,000 for the remaining three months of 2002, $1.8 million in 2003, $1.5 million in 2004 and $74,000 in 2005.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of SFAS No. 142, assuming the Company had adopted the standard as of January 1, 2001, (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net loss, as reported	$(86,623)	$(39,100)	$(116,078)	$(101,862)
Adjustments:
Amortization of goodwill	—	20,520	—	61,658
Amortization of acquired workforce	—	408	—	1,260

Total adjustments	—	20,928	—	62,918

Net loss, as adjusted	$(86,623)	$(18,172)	$(116,078)	$(38,944)

Basic and diluted net loss per share, as reported	$(0.85)	$(0.39)	$(1.13)	$(1.02)

Basic and diluted net loss per share, as adjusted	$(0.85)	$(0.18)	$(1.13)	$(0.39)

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 superseded SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 established a single accounting model for impairment or disposal by sale of long-lived assets. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial position or the results of operations of the Company.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be allowed to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 146 will have on its financial position and results of operations.

In January 2002, the FASB issued Emerging Issues Task Force Issue (“EITF”) No. 01-14, “Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred”, which requires companies to report reimbursements of “out-of-pocket” expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. The Company adopted the provisions EITF No. 01-14 as of January 1, 2002. Under EITF No. 01-14, the Company reclassified reimbursable expenses as services revenues and a corresponding increase in cost of services revenues. Reimbursable “out-of-pocket” expenses included within services revenues and cost of services revenues, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Services revenues (as historically presented)	$17,404	$22,476	$51,799	$68,254
Impact of EITF 01-14	231	603	651	1,401

Services revenues (as currently presented)	$17,635	$23,079	$52,450	$69,655

Cost of services revenues (as historically presented)	$8,934	$13,876	$27,689	$45,962
Impact of EITF 01-14	231	603	651	1,401

Cost of services revenues (as currently presented)	$9,165	$14,479	$28,340	$47,363

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Restructuring Costs

During the three months ended September 30, 2001, the Company implemented a restructuring plan to improve the Company’s operating performance in light of the global reduction in spending on information technology initiatives. The Company recorded a charge of $650,000 associated with workforce reductions. The restructuring plan resulted in the termination of 68 employees worldwide throughout all functional areas. Restructuring costs consisted of severance associated with involuntary termination benefits. The restructuring plan was completed and all related costs were paid during the three months ended September 30, 2001.

During the nine months ended September 30, 2002, the Company implemented additional restructuring plans in an effort to better align its expenses and revenues in light of the ongoing economic slowdown. Through the nine months ended September 30, 2002, the Company recorded a charge of $8.0 million associated with workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and operating equipment associated with abandoned facilities.

The following table summarizes the restructuring accrual for the nine months ended September 30, 2002 (in thousands):

	Restructuring costs	Non-cash expenses	Cash payments	Accrued liability at September 30, 2002
Workforce reduction costs	$5,838	$—	$(5,077)	$761
Non-cancelable lease commitments	1,576	—	(319)	1,257
Impairment of leasehold improvements and operating equipment	555	(555)	—	—

Total	$7,969	$(555)	$(5,396)	$2,018

Through September 30, 2002, the restructuring plan resulted in the termination of 218 employees worldwide, throughout all functional areas. Workforce reduction costs primarily consists of severance associated with involuntary termination benefits and deferred compensation charges associated with accelerated vesting of stock awards. In addition, the Company recorded a facilities exit charge associated with the abandonment of an Austin, Texas facility, relating to non-cancelable lease commitments and the impairment of leasehold improvements and operating equipment. Costs associated with non-cancelable lease commitments include the remaining lease commitments of this facility reduced by the estimated sublease income throughout the duration of the lease term, which expires in 2006.

Note 6.    Facilities Relocation Charges

During the year ended December 31, 2001, the Company recorded a $22.2 million charge associated with costs of relocating its facilities. This charge included $16.7 million in lease abandonment charges relating to the consolidation of the Company’s three facilities in the San Francisco Bay area into a single corporate location, as well as costs associated with an abandoned leased facility in Austin, Texas. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. Facilities relocation charges also include $3.5 million consisting of the impairment of certain operating equipment and leasehold improvements associated with the abandoned facilities. The Company incurred a $2.0 million charge as a result of duplicate lease costs associated with the dual lease costs of its current and abandoned facilities. During 2002, the Company revised its estimates of sublease income as a result of changing real estate market conditions within the San Francisco Bay area. Due to the deterioration of the commercial real estate market throughout the San Francisco Bay area, the Company revised its assumptions regarding future sublease income for certain facilities. As a result, the Company reduced its estimates regarding sublease income and recorded an additional $1.7 million in charges to reflect

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these revised estimates. The relocation charges are an estimate as of September 30, 2002 are subject to change as the Company obtains subleases for the existing facilities and the actual sublease income is known. At September 30, 2002, payments of $8.2 million had been made in connection with these charges. At September 30, 2002, $12.2 million had been accrued and is payable through 2007.

Note 7.    Stock Repurchase Program

In September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of the Company’s common stock in the open market. During the nine months ended September 30, 2002, the Company repurchased 3,368,000 shares of common stock at a cost of $9.9 million. Since the inception of the program, 4,156,975 shares have been repurchased at cost of $13.4 million. At September 30, 2002, $11.6 million remained available under the program to repurchase shares.

Note 8.    Segment and Geographic Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single industry segment, specifically the license, implementation and support of its software applications.

Information regarding revenues for the three and nine month periods ended September 30, 2002 and 2001, and information regarding long-lived assets in geographic areas as of September 30, 2002 and December 31, 2001, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Domestic	$19,617	$29,387	$63,064	$107,248
International	10,416	14,404	32,657	52,849

Consolidated	$30,033	$43,791	$95,721	$160,097

	September 30, 2002	December 31, 2001
Long Lived Assets:
Domestic	$87,909	$172,968
International	2,087	3,006

Consolidated	$89,996	$175,974

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Contingencies

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate” or “continue” and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains many such forward-looking statements. For example, we make projections regarding future revenues, gross profit, and various operating expense items, as well as future liquidity. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements. Readers are urged to review and consider carefully our various disclosures, in this report and in our Annual Report on Form 10-K, that advise of risks and uncertainties that affect our business.

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

As a result of our limited operating history and the rapidly evolving nature of the market for enterprise content management software and services, it is difficult for us to accurately forecast our revenues or earnings. It is possible that in some future periods our results of operations may not meet management’s projections, or expectations of securities analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and are likely to cause fluctuations in the future, include:

•	the number and size of customer orders and the timing of product and service deliveries, particularly for content management initiatives launched by our customers and potential customers;

•	limitations on our customers’ and potential customers’ information technology budgets and staffing levels;

•	variability in the mix of products and services sold;

•	market acceptance of our new products and services offerings;

•	our ability to retain current customers and attract and retain new customers;

•	the amount and timing of operating costs relating to expansion of our business;

•	the announcement or introduction of new products or services by us or our competitors;

•	our ability to attract and retain personnel, particularly management, engineering and sales personnel and technical consultants;

•	our ability to upgrade and develop our systems and infrastructure; and

•	costs related to acquisitions of technologies or business.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this report.

Overview

Interwoven was incorporated in March 1995, to provide software products and services for enterprise content management. Our software products and services help customers automate the process of developing, managing and deploying content assets used in business applications. The information technology industry refers to this process as “enterprise content management.” Our products are designed to allow all content contributors within an organization to create, manage and deploy content assets, such as documents, XML/HTML, rich media, database content and application code. From March 1995 through March 1997, we were a development-stage company conducting research and development for our initial products. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products to compliment our enterprise content management offerings. As of September 30, 2002, we had sold our products and services to over 1,100 customers. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. Our revenues to date have been derived primarily from accounts in North America; however, international revenues represented 34% of our total revenues during the nine months ended September 30, 2002. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Boston, Chicago, Columbus, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C. In addition, we have offices in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. We had 688 employees as of September 30, 2002.

We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we incurred net losses through September 30, 2002 and had an accumulated deficit of $303.3 million as of September 30, 2002. We experienced declining revenues during 2001 and throughout 2002 due to an economic slowdown that resulted in substantial reductions in spending on information technology initiatives, and to the loss of service revenues to system integrators. We expect the current economic slowdown to affect our business for the foreseeable future. We will continue to make a concerted effort to manage costs to align our revenues and our expenses. In light of the current economic slowdown and as a result of our cost management efforts, we do not anticipate a significant increase in our expenses in the foreseeable future. Additionally, due to our limited operating history and the weakness of the current economic environment, the prediction of future results of operations over the long-term is difficult and, accordingly, we cannot assure you that we will achieve or sustain profitability. We expect to make acquisitions in the future, thereby incurring stock-based compensation and intangible amortization charges, which will increase our reported losses, including non-cash expenses.

In connection with our earnings releases and investor conference calls, we provide supplemental consolidated financial information that excludes from our reported earnings and earnings per share the effects of certain expenses such as the amortization of intangibles, impairment of goodwill, stock-based compensation, restructuring costs and a special charge associated with the relocation of our facilities. This supplemental consolidated financial information is reported as pro forma earnings and pro forma earnings per share in addition to information that is reported based on generally accepted accounting principles in the United States (“GAAP”). We believe that such pro forma operating results better reflect our operational performance by providing a more meaningful measure of our ongoing operations. However, we urge readers to review and consider carefully the GAAP financial information contained within our SEC filings and in our earnings releases.

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

At the outset of our customer arrangements, if we determine that the arrangement fee is not fixed or determinable, we recognize revenue when the arrangement fee becomes due and payable. We assess whether the fee is fixed or determinable based on the payment terms associated with each transaction. If a significant portion of a fee is due beyond our normal payments terms, which generally does not exceed 180 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due. We do not offer product return rights to resellers or end users. We determine collectibility on a case-by-case basis, following analysis of the general payment history within the geographic sales region and a customer’s years of operation, payment history and credit profile. If we determine from the outset of an arrangement that collectibility is not probable based upon our review process, we recognize revenue as payments are received. In general, for sales occurring outside of the United States, we defer recognition of revenue until cash is collected or a letter of credit is obtained, because in most countries we do not have a sufficient operating history to determine whether collectibility is probable. However, we recognize revenue from our customers in Northern Europe and Australia upon the signing of the contract and shipment of the product, assuming all other revenue recognition criteria have been met. Our history of collections and development of sale infrastructure in those regions enables us to determine that collectibility is probable in those areas. We expect to continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations as our sales infrastructure matures, and our collections history improves, in those regions.

Services revenues consist of professional services and maintenance fees. Professional services primarily consist of software installation and integration, training and business process consulting. Professional services are predominantly billed on a time-and-materials basis and we recognize revenues as the services are performed.

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

Facilities Relocation Charges

During 2001, we recorded a $22.2 million charge associated with costs of relocation of our facilities. This charge included $16.7 million in lease abandonment charges relating to the consolidation of our three facilities in the San Francisco Bay area into a single corporate location, as well as costs associated with an abandoned lease in Austin, Texas. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. To determine the estimated sublease income associated with these abandoned facilities, we received independent appraisals from real estate brokers to estimate such amounts. Additionally, we evaluated operating equipment and leasehold improvements associated with these abandoned facilities to identify those assets that had suffered a reduction in their economic useful lives as a result of the relocation. Based on these evaluations, we incurred charges of $3.5 million consisting of the impairment of certain operating equipment and leasehold improvements associated with the abandoned facilities. We also incurred a $2.0 million charge as a result of duplicate lease costs associated with dual lease obligations of our current and our abandoned facilities. During 2002, due to the deterioration of the commercial real estate market throughout the San Francisco Bay area, we revised our assumptions regarding future sublease income for certain facilities. As a result, we reduced our estimates regarding sublease income and recorded an additional $1.7 million in relocation charges to reflect this change in estimate. The relocation charges were an estimate as of September 30, 2002 and may change as we obtain subleases for the abandoned facilities and the actual sublease income is known. Revisions of our estimates could harm our financial condition. At September 30, 2002, payments of $8.2 million had been made in connection with these charges. At September 30, 2002, $12.2 million had been accrued and is payable through 2007.

Restructuring Costs

During the third quarter of 2001, we implemented a restructuring plan to improve our operating performance in light of the global reduction in spending on information technology initiatives. We recorded a charge of $650,000 associated with workforce reductions. Workforce reduction costs consisted of severance associated with involuntary termination benefits. The restructuring plan resulted in the termination of 68 employees worldwide throughout all functional areas. The restructuring plan was completed by September 30, 2001.

During the nine months ended September 30, 2002, we implemented additional restructuring plans in an effort to better align our expenses and revenues in light of the continued economic slowdown. During the nine months ended September 30, 2002, the Company recorded an $8.0 million charge associated with workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and operating equipment associated with abandoned facilities. Through September 30, 2002, the restructuring plan has resulted in the termination of 218 employees worldwide, throughout all functional areas. Workforce reduction costs primarily consists of severance associated with involuntary termination benefits and deferred compensation charges associated with accelerated vesting of stock awards. In addition, we recorded a facilities exit charge associated with the abandonment of our additional Austin, Texas facility, relating to non-cancelable lease commitments and the impairment of leasehold improvements and operating equipment. Costs associated with non-cancelable lease commitments include the remaining lease commitments of this facility reduced by the estimated sublease income throughout the duration of the lease term, which expires in 2006. We reassess this liability each period based on market conditions. Revisions to our estimates of these liabilities could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income change from previous estimates.

Amortization of Intangibles

We have acquired four corporations since our inception: Lexington Software Associates, Inc.; Neonyoyo, Inc.; Ajuba Solutions, Inc.; and Metacode Technologies, Inc. Under GAAP, we have accounted for these business combinations using the purchase method of accounting and recorded the market value of our common stock and options issued in connection with them and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated among the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete, based on their respective fair values. We allocated the excess of the purchase price over the fair value of the net assets to goodwill. The impact of purchase accounting on our results of operations has been significant. Amortization of goodwill and intangibles assets associated with business acquisitions were $3.3 million and $66.2 million during the nine months ended September 30, 2002 and 2001, respectively. In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which became effective for us on January 1, 2002. Under SFAS No. 142, we ceased amortizing $148.2 million of goodwill as of January 1, 2002. Additionally, during 2002, we reclassified $1.2 million of goodwill recorded in connection with our acquisition of Neonyoyo, Inc., to deferred stock-based compensation. In lieu of amortization of goodwill, we are required to perform a transitional impairment test of our goodwill on January 1, 2002, and annual impairment testing thereafter.

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

We have determined that we have one reporting unit for evaluation under SFAS No. 142. When determining if the carrying value of our goodwill is impaired, we will perform a two-step process. First, we will compare the estimated fair value of our reporting unit to its carrying value, including goodwill. Second, if the carrying value exceeds the fair value of the reporting unit, then the implied fair value of the reporting unit’s goodwill will be determined and compared to the carrying value of the goodwill. The fair value of goodwill is determined by allocating the fair value of all of the reporting unit’s assets and liabilities as if the reporting unit had been newly acquired in a business combination as described above. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then an impairment charge will be recognized equal to the excess of the recorded amount over the implied fair value.

As required by the provision of SFAS No. 142, we performed and completed our transitional impairment testing during the six months ended June 30, 2002. Upon completing our review, we determined that the carrying value of our recorded goodwill as of January 1, 2002, had not been impaired. Accordingly, no transitional impairment charge was recorded as a result of the adoption of SFAS No. 142. SFAS No. 142 requires us to perform an annual impairment testing, which we have elected to do during the third quarter of 2002.

During the three months ended September 30, 2002, we completed our annual impairment testing. Using the steps mentioned above to determine the estimated fair value of goodwill, we determined that goodwill had been impaired as of the valuation date. Accordingly, we recorded a goodwill impairment charge of $76.4 million during the three months ended September 30, 2002. In performing our testing, we were required to make estimates regarding future operating trends and other variables used in the analysis. Actual future results could differ from the estimates used in the analysis.

We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. As a result of the severe conditions that have affected the stock markets in 2002, our market capitalization has declined. As of September 30, 2002, our net book value exceeded our market capitalization. If a sustained decline in our stock price continues, this decline would be considered an indicator that goodwill may be impaired. A significant impairment could result in additional charges and have a material adverse impact our financial position and operating results.

Stock-Based Compensation and Intangibles

We have recorded deferred compensation liabilities related to options assumed and shares issued to effect business combinations, options granted below fair market value associated with our initial public offering in October 1999, and compensation associated with fully vested options granted to non-employees.

The following table reflects the prospective impact of all deferred compensation costs and the annual amortization of purchased intangibles (other than goodwill) attributable to our mergers and acquisitions that have occurred since our inception (in thousands):

	2002	2003	2004	2005
Intangible assets (other than goodwill)	$444	$1,775	$1,460	$74
Stock-based compensation	595	1,653	513	—

	$1,039	$3,428	$1,973	$74

The amortization expense related to the intangible assets acquired may be accelerated in the future if we reduce the estimated useful life of the intangible assets. Intangible assets may become impaired in the future if expected cash flows to be generated by these assets decline.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts and sales return reserves in the amount of $2.1 million and $2.2 million at September 30, 2002 and December 31, 2001, respectively. We regularly review the adequacy of our allowances through identification of specific receivables where we expect that payment will not be received, and we have established a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition and the potential risk associated with the customer’s industry among other factors. We establish a general reserve for all receivable amounts that have not been specifically identified by applying a percentage based on historical collection experience. We establish a general reserve for sales returns by applying a historical percentage based on our license and services revenues activity. The allowances reflect our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Results of Operations

The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
License	41%	47%	45%	56%
Services	59	53	55	44

Total revenues	100	100	100	100

Cost of revenues:
License	2	2	3	1
Services	31	33	30	30

Total cost of revenues	33	35	33	31

Gross profit	67	65	67	69

Operating expenses:
Research and development	22	16	22	15
Sales and marketing	58	50	59	48
General and administrative	15	12	15	11
Amortization of deferred stock-based compensation	3	7	4	8
Amortization of acquired intangible assets	2	51	3	41
Impairment of goodwill	254	—	80	—
Restructuring costs	4	1	8	—
Facilities relocation costs	—	21	2	14

Total operating expenses	358	158	193	137

Loss from operations	(291)	(93)	(126)	(68)
Interest income and other, net	4	5	5	4

Net loss before provision for income taxes	(287)	(88)	(121)	(64)
Provision for income taxes	—	—	1	1

Net loss	(287)%	(88)%	(122)%	(65)%

Three months ended September 30, 2001 and 2002

Revenues.    Total revenues decreased 31% from $43.8 million for the three months ended September 30, 2001 to $30.0 million for the three months ended September 30, 2002. This decrease in revenues was primarily attributable to a worldwide economic slowdown, predominantly in North America and Europe, which has resulted in a substantial reduction in overall spending on information technology initiatives. We also experienced a decrease in our average selling prices due to general pricing pressures, a shift to a greater number of smaller dollar value agreements accounting for a larger percentage of our total revenue, and the loss of service revenues to systems integrators. We expect this economic slowdown to continue to adversely affect our business for the foreseeable future.

License.    License revenues decreased 40% from $20.7 million for the three months ended September 30, 2001 to $12.4 million in the three months ended September 30, 2002. License revenues represented 47% and 41% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues and in absolute dollars was primarily attributable to delays in customer spending, which we believe was caused by the general slowdown in the worldwide economy.

Services.    Services revenues decreased 24% from $23.1 million for the three months ended September 30, 2001 to $17.6 million for the three months ended September 30, 2002. Services revenues represented 53% and 59% of total revenues, respectively, in those periods. The decrease in services revenues reflects a $5.1 million decrease in professional service revenues, and was primarily attributable to a shift by our customers to using more systems integrators to perform customer implementations and a decline in selling prices of professional services as a result of general pricing pressures.

Sales outside the United States represented 35% and 34% of our total revenues for the three and nine months ended September 30, 2002 and 33% of our total revenues for both the three and nine months ended September 30, 2001. Although our international revenues decreased in absolute dollars in both the three and nine months ended September 30, 2002 compared to the respective periods in 2001, our international revenues, as a percentage of total revenue, was relatively unchanged.

Cost of Revenues

License.    Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues decreased 9% from $660,000 for the three months ended September 30, 2001 to $599,000 for the three months ended September 30, 2002. Cost of license revenues represented 3% and 5%, respectively, of license revenues in those periods. The decrease in cost of license revenues was attributable to a decrease in costs associated with purchases of third-party software and royalties paid during the period, and a decrease in license revenues.

We expect cost of license revenues as a percentage of license revenues to vary from period to period depending primarily on the fluctuations in the amount of royalties paid to third parties and purchases of third-party software incorporated into our product offerings.

Services.    Cost of services revenues consist primarily of salary and related costs of our professional services, training, support personnel and subcontractor expenses. Cost of services revenues decreased 37% from $14.5 million for the three months ended September 30, 2001 to $9.2 million for the three months ended September 30, 2002. This decrease was primarily attributable to a decrease in subcontractor expenses as a result of greater use of in-house staff to perform customer implementations as well as a reduction of personnel costs as a result of reduced staffing as we continue to rely on systems integrators to perform customer implementations and employ other costs savings strategies. Cost of services revenues represented 63% and 52% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues was a result of greater use of our internal services organization and an increase in maintenance revenues as a percentage of total services revenues, as maintenance revenues generally have a lower cost of services associated with them.

Since our services revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our service revenues grow faster than our license revenues. We expect cost of services revenues as a percentage of services revenues to vary from period to period, depending in part on whether the services are performed by our in-house staff, subcontractors or third party system integrators, and on the overall utilization rates of our in-house professional services staff. As our customers increase their use of systems integrators to perform customer implementations in the future, we expect our services revenues and cost of services revenues to decline as we reduce the use of subcontractors for these tasks.

Gross Profit.    Gross profit decreased 29% from $28.7 million for the three months ended September 30, 2001 to $20.3 million for the three months ended September 30, 2002. Gross profit represented 65% and 67% of total revenues, respectively, in these periods. The decrease in gross profit as a percentage of total revenues was a result of the decrease in license revenues, as a percentage of total revenues, resulting from a general slowdown in spending on information technology initiatives. The decrease in absolute dollar amounts reflects a decrease in both license and services revenues during those periods.

We expect gross profit as a percentage of total revenues to fluctuate from period to period primarily as a result of changes in the relative proportion of license and services revenues.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel and related costs to support product development activities. To date, all software development costs have been expensed in the period incurred. Research and development expenses decreased 3% from $6.9 million for the three months ended September 30, 2001 to $6.7 million for the three months ended September 30, 2002, representing 16% and 22% of total revenues in those periods, respectively. This decrease in absolute dollars reflects lower subcontractor expenses as a result of fewer product development initiatives and increased use of in-house personnel in development activities, and a decrease in personnel costs as a result of reduced staffing.

We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on when we hire new research and development personnel and secondarily on the size and timing of product development projects and revenue fluctuations.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses decreased 20% from $22.0 million for the three months ended September 30, 2001 to $17.6 million for the three months ended September 30, 2002, representing 50% and 58% of total revenues in those periods, respectively. This decrease in absolute dollar amounts primarily relates to lower personnel costs associated with headcount reductions, lower commissions as a result of slower sales activity, and a reduction in our promotional efforts.

We are endeavoring to control, and reduce, our sales and marketing costs in absolute dollars during the current economic slowdown. We anticipate that with evidence of a sustained recovery of the U.S. economy, we would review spending in sales and marketing to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

General and Administrative.    General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses decreased 18% from $5.4 million for the three months ended September 30, 2001 to $4.4 million for the three months ended September 30, 2002, representing 12% and 15% of total revenues in those periods, respectively. The decrease in absolute dollar amounts was primarily attributable to decreased personnel costs associated with reduced staffing within general and administrative functions.

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

Amortization of Deferred Stock-Based Compensation.    We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering and in connection with stock options granted and assumed during our business acquisitions. Amortization of deferred stock-based compensation was

$3.2 million for the three months ended September 30, 2001 and $1.0 million for the three months ended September 30, 2002. The decrease in absolute dollar amounts was primarily attributable to adjustments to deferred compensation expense of options assumed during business acquisitions associated with employees who were terminated prior to vesting of such options. Amortization of deferred stock-based compensation is attributable to the following categories for the three months ended September 30, 2002 and 2001, respectively (in thousands):

	2002	2001
Cost of services revenues	$24	$10
Research and development	489	1,801
Sales and marketing	480	1,254
General and administrative	27	142

Total	$1,020	$3,207

We expect amortization of deferred stock-based compensation to be approximately $595,000 for the remaining three months of 2002, $1.7 million in 2003 and $513,000 in 2004 including the projected variable accounting charge associated with our stock option exchange program (based on the assumption that our stock price in future periods will remain unchanged from September 30, 2002). The variable component of the accounting charge for the options will be reassessed and reflected in the statement of operations for each reporting period based on the then current stock price for each period. For example, for every one dollar in value that our stock price exceeds the adjusted exercise price of $14.63 per share, we will recognize an additional $2.6 million in deferred stock compensation.

Amortization of Acquired Intangible Assets.    Effective January 1, 2002, we adopted SFAS No. 142. In connection with the adoption of SFAS No. 142, we ceased amortizing net goodwill of $148.2 million, including $1.7 million related to assembled workforce. Additionally, during 2002, we reclassified $1.2 million of goodwill recorded in connection with our acquisition of Neonyoyo, Inc., to deferred stock-based compensation. We expect amortization of acquired intangible assets to be $444,000 for the remaining three months of 2002, $1.8 million in 2003, $1.5 million in 2004 and $74,000 in 2005.

Impairment of Goodwill.    We elected to perform our annual impairment test under SFAS No. 142 during the third quarter of 2002. Upon the completion of our analysis under SFAS No. 142, we determined our goodwill had been impaired as a result of a decrease in our market capitalization and a decline in our operational performance. Accordingly, we recorded an impairment charge of $76.4 million during the three months ended September 30, 2002, reflecting the write-down of the carrying value of goodwill to its estimated fair value.

Restructuring Costs.    During the third quarter of 2001, we implemented a restructuring plan to improve our operating performance in light of the global reduction in spending on information technology initiatives. As a result of this plan, we recorded a charge of $650,000 associated with workforce reductions, which consisted of severance benefits associated with involuntary terminations. The charges we recorded in respect of these abandoned facilities were based on estimated sublease income earned throughout the lease term for these facilities. Our estimates could differ from actual results and such differences could result in additional charges that could materially affect our financial position and results of operations.

During the third quarter of 2002, we implemented additional restructuring plans in an effort to better align our expenses and revenues in light of the continued economic slowdown. As a result of these additional restructuring plans, the Company recorded a charge of $1.2 million associated with workforce reductions. Workforce reduction costs primarily consisted of severance benefits associated with involuntary termination. We anticipate there will be further restructuring costs recorded during the fourth quarter of 2002 associated with additional facility exit charges associated with non-cancelable lease commitments associated with excess facilities and workforce reductions. A significant restructuring charge could have a material adverse impact on our financial position and operating results.

Facilities Relocation Charges.    During the three months ended September 30, 2001, we recorded a $9.4 million charge associated with costs of relocating our facilities. This charge consisted of lease abandonment charges relating to the consolidation of our three facilities in the San Francisco Bay area into a single corporate location. During the three months ended September 30, 2001, we recorded additional facility relocation charges associated with our abandoned lease in Austin, Texas, duplicate lease costs and the impairment of certain operating equipment and leasehold improvements associated with the abandoned facilities.

Interest Income and Other, Net.    Interest income and other, net, decreased from $2.0 million for the three months ended September 30, 2001 to $1.3 million for the three months ended September 30, 2002, primarily due to the decrease in interest rates earned on cash and short-term investments and lower average cash and short-term investment balances during the period.

Provision for Income Taxes.    Income tax expense for the three months ended September 30, 2002 was $116,000. Income tax expense was associated with state and foreign income taxes. During the three months ended September 30, 2001, there was no provision for income taxes as a result of our revised operating results and effective tax rate which occurred during the period.

Nine months ended September 30, 2001 and 2002

Revenues.    Total revenues decreased 40% from $160.1 million for the nine months ended September 30, 2001 to $95.7 million for the nine months ended September 30, 2002. The decrease in total revenues is attributable to the significant decrease in information technology spending resulting from the continued economic slowdown. As a result of the economic slowdown, we have experienced prolonged sales cycles, decreases in our average selling prices due to general pricing pressures, and a shift to a greater number of smaller dollar value agreements accounting for a larger percentage of our total revenues.

License.    License revenues decreased 52% from $90.4 million for the nine months ended September 30, 2001 to $43.3 million in the nine months ended September 30, 2002. License revenues represented 56% and 45% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues and absolute dollars was primarily attributable to delays in customer spending as a result of the general slowdown in the worldwide economy.

Services.    Services revenues decreased 25% from $69.7 million for the nine months ended September 30, 2001 to $52.5 million for the nine months ended September 30, 2002. Services revenues represented 44% and 55% of total revenues, respectively, in those periods. The decrease in services revenues reflects a $19.2 million decrease in professional service revenues and a $1.2 million decrease in training revenues, partially offset by a $3.1 million increase in maintenance revenues. The decrease in professional service revenues is primarily attributable to a shift to using more systems integrators to perform customer implementations and a decline in selling prices of professional services as a result of general pricing pressures. The decrease in training revenues was due to a decrease in customer training participation as a result of a decline in license revenues. The increase in maintenance revenues was due to greater maintenance fees earned from our larger customer base.

Cost of Revenues

License.    Cost of license revenues increased from $1.8 million for the nine months ended September 30, 2001 to $2.6 million for the nine months ended September 30, 2002. Cost of license revenues represented 2% and 6%, respectively, of license revenues in those periods. The increase in absolute dollars of cost of license revenues was attributable to the purchase of third party software that was integrated into our software applications to enhance our current product offerings.

Services.    Cost of services revenues decreased 40% from $47.4 million for the nine months ended September 30, 2001 to $28.3 million for the nine months ended September 30, 2002. This decrease was primarily attributable to a decrease in subcontractor expenses as a result of greater use of in-house staff to perform customer implementations, a reduction of personnel costs as a result of reduced staffing associated with our restructuring plans and our concerted effort to use systems integrators to perform customer implementations. Cost of services revenues represented 68% and 54% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues was primarily attributable to an increase in maintenance revenues as a percentage of total services revenues which generally have lower associated costs in providing such services.

Gross Profit.    Gross profit decreased 42% from $110.9 million for the nine months ended September 30, 2001 to $64.8 million for the nine months ended September 30, 2002. Gross profit represented 69% and 67% of total revenues in the nine months ended September 30, 2001 and 2002, respectively. The decrease in absolute dollar amounts reflects a decrease in overall license and services revenues from in those periods.

Operating Expenses

Research and Development.    Research and development expenses decreased 13% from $23.8 million for the nine months ended September 30, 2001 to $20.7 million for the nine months ended September 30, 2002, representing 15% and 22% of total revenues in those periods, respectively. The decrease in absolute dollars was due to a decrease in subcontractor expenses as a result of fewer product development initiatives and performing such development activities in-house.

Sales and Marketing.    Sales and marketing expenses decreased 27% from $76.6 million for the nine months ended September 30, 2001 to $56.3 million for the nine months ended September 30, 2002, representing 48% and 59% of total revenues in those periods, respectively. This decrease in absolute dollar amounts primarily relates to decreases in personnel costs associated with headcount reductions and due to lower commissions as a result of the decrease in revenues during the respective periods.

General and Administrative.    General and administrative expenses decreased 17% from $16.8 million for the nine months ended September 30, 2001 to $14.0 million for the nine months ended September 30, 2002, representing 11% and 15% of total revenues in those periods, respectively. The decrease in absolute dollar amounts was primarily attributable to decreased personnel costs associated with reduced staffing within general and administrative functions.

Amortization of Deferred Stock-Based Compensation.    We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering and in connection with stock options granted and assumed during our business acquisitions. Amortization of deferred stock-based compensation was $12.1 million for the nine months ended September 30, 2001 and $4.3 million for the nine months ended September 30, 2002. The decrease in absolute dollar amounts was primarily attributable to adjustments to deferred compensation recorded in connection with business acquisitions associated with employees who were terminated prior to vesting. Amortization of deferred stock-based compensation is attributable to the following categories for the nine months ended September 30, 2002 and 2001, respectively (in thousands):

	2002	2001
Cost of services revenues	$94	$261
Research and development	1,298	6,799
Sales and marketing	2,656	4,164
General and administrative	237	844

Total	$4,285	$12,068

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets decreased 95% from $66.2 million for the nine months ended September 30, 2001 to $3.3 million for the nine months ended

September 30, 2002. The decrease in absolute dollar amounts was attributable to the adoption of SFAS No. 142, whereby we ceased amortizing goodwill effective January 1, 2002.

Impairment of Goodwill.    We elected to perform our annual impairment test under SFAS No. 142 during the third quarter of 2002. Upon the completion of our analysis under SFAS No. 142, it was determined that an impairment of our goodwill had occurred as a result of a decrease in our market capitalization and due to a decline in our operational performance. Accordingly, we recorded an impairment charge of $76.4 million during the nine months ended September 30, 2002, reflecting the write-down of the carrying value of goodwill to its estimated fair value.

Restructuring Costs.    During 2001, we implemented a restructuring plan to improve our operating performance in light of the global reduction in spending on information technology initiatives. During the nine months ended September 30, 2002, we recorded at charge of $650,000 associated with workforce reductions.

During 2002, we implemented additional restructuring plans in an effort to better align our expenses and revenues in light of the continued economic downturn. Through the nine months ended September 30, 2002, the Company recorded a charge of $8.0 million associated with workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and operating equipment associated with abandoned facilities.

Facilities Relocation Charges.    During the nine months ended September 30, 2001, we recorded a $22.2 million charge associated with costs of relocating our facilities. This charge consisted of lease abandonment charges relating to the consolidation of our three facilities in the San Francisco Bay area into a single corporate location. Subsequently in 2001, we recorded additional facility relocation charges associated with abandoned leased facilities in Austin, Texas, duplicate lease costs and the impairment of certain operating equipment and leasehold improvements associated with the abandoned facilities. During the nine months ended September 30, 2002, due to the deterioration of the commercial real estate market throughout the San Francisco Bay area, we revised our assumptions regarding future sublease income for certain facilities. As a result, we reduced our estimates regarding sublease income and recorded an additional $1.7 million in relocation charges to reflect the change in estimate.

Interest Income and Other, Net.    Interest income and other, net, decreased from $7.0 million for the nine months ended September 30, 2001 to $4.7 million for the nine months ended September 30, 2002 primarily due to the decrease in interest rates earned on cash and short-term investments and lower average cash and short-term investment balances during the period.

Provision for Income Taxes.    Income tax expense decreased from $1.4 million for the nine months ended September 30, 2001 to $904,000 for the nine months ended September 30, 2002. Our income tax expense during both periods was associated with state and foreign income taxes.

Liquidity and Capital Resources

Net cash provided by operating activities was $10.7 million in the nine months ended September 30, 2001 and net cash used in operating activities was $20.8 million in the nine months ended September 30, 2002. Net cash provided by operating activities during the nine months ended September 30, 2001 primarily reflected net losses and decreases in accounts payable offset in part by increases in deferred revenue, accrued liabilities, amortization of acquired intangibles, facilities relocation charges and amortization of deferred stock-based compensation. Net cash used in operating activities during the nine months ended September 30, 2002 primarily reflected net losses and decreases in accrued liabilities offset in part by impairment of goodwill, amortization of deferred stock-based compensation, depreciation expense and decreases in accounts receivable.

A significant portion of our cash inflows have historically been generated by our sales. These inflows may fluctuate significantly. A decrease in customer demand or decrease in the acceptance of our products would jeopardize our ability to generate positive cash flows from operations.

During the nine months ended September 30, 2001 and 2002, investing activities included purchases of property and equipment, principally computer hardware and software to upgrade our current operating systems. Cash used to purchase property and equipment was $13.6 million and $1.3 million during the nine months ended September 30, 2001 and 2002, respectively. We do not expect that capital expenditures will increase substantially in future periods in light of our cost control efforts. As of September 30, 2002, we had no material capital expenditure commitments.

During the nine months ended September 30, 2001 and 2002, our investing activities included purchases and maturities of short-term investments. Net maturities of investments were $38.8 million and $36.6 million during the nine months ended September 30, 2001 and 2002, respectively. As of September 30, 2002, we had not invested in derivative securities. In the future, we expect that cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

During 2001, our investing activities included a $3.8 million purchase price adjustment, which primarily related to Metacode Technologies, Inc. The purchase price adjustment reflects a reduction in the valuation of cash and investments, subsequent to the acquisition date and upon completion of an audit of Metacode Technologies, Inc.

During the nine months ended September 30, 2001 and 2002, our financing activities included proceeds from the issuance of common stock and our repurchase of outstanding common stock. During the nine months ended September 30, 2001 and 2002, proceeds from the issuance of common stock were $12.0 million and $4.4 million, respectively. During the nine months ended September 30, 2001, we repurchased 827,500 shares of our common stock at a cost of $3.6 million. During the nine months ended September 30, 2002, we repurchased 3,368,000 shares of our common stock on the open market at a cost of $9.9 million.

At September 30, 2002, our sources of liquidity consisted of $191.6 million in cash, cash equivalents and investments. At September 30, 2002, we had $144.0 million in working capital. We have a $20.0 million line of credit with Washington Mutual Business Bank, which bears interest at the Wall Street Journal’s prime rate, which was 4.75% at September 30, 2002 and is secured by cash. This line of credit agreement expires in July 2003. We also have a $15.2 million line of credit with Wells Fargo Bank, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. This line of credit agreement expires in December 2002. We had no outstanding borrowings under these lines of credit as of September 30, 2002. As of September 30, 2002, we were in compliance with all of our covenants under these lines of credit. We intend to maintain these lines of credit in the future.

We lease our facilities under operating lease agreements that expire at various dates through 2007. The following presents our prospective future lease payments under these agreements (in thousands):

Year Ended December 31,	Operating Leases
2002 (remaining three months)	$4,698
2003	18,390
2004	18,104
2005	18,006
2006	17,792
Over five years	17,813

Total payments	$94,803

We have entered into various standby letter of credit agreements associated with our facilities operating leases, which serve as required deposits for such facilities. These letters of credit expire at various times through 2006. At September 30, 2002, we had $11.3 million outstanding under standby letters of credit, which are secured by substantially all of our assets. The following presents our outstanding commitments under these agreements at each respective balance sheet date (in thousands):

December 31,	Standby Letters of Credit
2002	$9,753
2003	$9,116
2004	$8,712
2005	$8,712
2006	$6,600

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

FACTORS AFFECTING FUTURE RESULTS

The risks and uncertainties described below are not the only risks we face. These risks are the ones we consider to be significant to your decision whether to invest in our common stock at this time. We might be wrong. There may be risks that you, in particular, view differently than we do, and there are other risks and uncertainties that we do not presently know or that we currently deem immaterial, but that may in fact harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose all or part of your investment.

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

We have incurred net losses from operations in each quarter since our inception through the quarter ended September 30, 2002. Our net losses amounted to $6.3 million in 1998, $15.7 million in 1999, $32.1 million in

2000, $129.2 million in 2001 and $116.1 million in the nine months ended September 30, 2002. As of September 30, 2002, we had an accumulated deficit of approximately $303.3 million. We anticipate that we will continue to invest in order to expand our customer base and increase brand awareness. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all. Furthermore, we have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as acquisition and stock-based compensation charges. We expect to continue to make acquisitions, which are likely to cause us to incur certain non-cash charges such as stock-based compensation and intangible amortization charges, which will increase our losses.

Reduced demand and increased competition may cause our services revenue to decline and our results to fluctuate unpredictably.

Our services revenues represents a significant component of our total revenues—44% and 55% of total revenues in the nine months ended September 30, 2001 and 2002, respectively. We anticipate that services revenues will continue to represent a significant percentage of total revenues in the future, and the actual percentage that it represents will have an impact on our results of operations. To a large extent, the level of services revenues depends upon our ability to license products that generate follow-on services revenues, such as maintenance. Services revenue also depends on demand for professional services, which is subject to fluctuation in response to economic slowdowns. The current economic slowdown has and may continue to reduce demand for our professional services. As systems integrators and other third parties, many of whom are our partners, become proficient in installing and servicing our products, our services revenues have declined and will continue to decline. Whether we will be able to successfully manage our professional services capacity during the current economic slowdown is difficult to predict. If our professional services capacity is too low, we may not be able to capitalize on future increases in demand for our services, but if our capacity is too high, our gross margin on services revenue will be harmed.

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

The current widespread economic slowdowns in the markets we serve have harmed our sales. Capital spending on information technology in general and capital spending on web initiatives in particular appears to have declined. We expect this trend to continue for the foreseeable future. In addition, since many of our customers are also suffering adverse effects of the general economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectible.

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

We expect market competition to persist and intensify. Competitive pressures may seriously harm our business and results of operations if they inhibit our future growth, or require us to hold down or reduce prices, or increase our operating costs. Our competitors include, but are not limited to:

•	potential customers that use in-house development efforts; and

•	developers of software that address the need for content management, such as Divine, Documentum, Filenet, Microsoft, Rational Software, Stellent and Vignette.

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

Accounting principles require companies to review the value of assets from time to time to determine whether those values have been impaired. Because of the decline of our stock price in recent periods, we have begun a process of determining whether the value on our balance sheet that those acquired companies represent should be adjusted downward. This process will include an analysis of the carrying value of the assets acquired as compared to the fair value of such assets through the use of valuation models. If as a result of this analysis we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value as a charge against operating results in the period that the determination is made. Any significant impairment would harm our operating results for that period and our financial position, and could harm the price of our stock.

Our workforce reductions may require us to reduce our facilities commitments, which may cause us to incur expenses or recognize financial statement charges.

Since June 30, 2001, we have reduced our employee headcount by more than 30% of our employees worldwide. In connection with these restructurings, we relocated offices and abandoned facilities in the San Francisco Bay area and Austin, Texas. However, it is possible that our present facilities may exceed our estimated future needs. If this happens, and given the decline in the commercial real estate market, we could be faced with paying rent for space we are not using, or with subleasing the excess space for less than our lease rate and recognizing a financial statement charge reflecting the loss. If the commercial real estate market continues to deteriorate, or if we cannot sublease these facilities at all, we may record additional facilities charges in the future. Any charge we record would be based on assumptions and our estimates about our ability to sublease facilities or terminate leases. We cannot assure you that our estimates and assumptions about these charges will be accurate in the future, and additional charges may be required in future periods.

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

We depend on our international operations for a substantial portion of our revenue.

Sales to customers located outside the United States have historically accounted for a significant percentage of our revenues and we anticipate that such sales will continue to represent a significant percentage of our revenues. As a percentage of our total revenue, sales to customers outside the United States were 35% and 34% for the three and nine months ended September 30, 2002 and 33% for both the three and nine months ended September 30, 2001, respectively. We face risks associated with our international operations, including:

•	changes in taxes and regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	the need to localize products for sale in international markets;

•	longer payment cycles to collect accounts receivable in some countries;

•	seasonal reductions in business activity in other parts of the world in which we operate;

•	difficulties with respect to recognizing revenues from customers located outside the United States;

•	political and economic instability; and

•	economic downturns in international markets.

Any of these risks could harm our international operations and cause lower international sales. For example, some European countries already have laws and regulations related to technologies used on the Internet that are more strict than those currently in force in the United States. Any or all of these factors could cause our business to be harmed.

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

Our workforce reductions plans may hurt the morale and performance of our continuing personnel, and make it more difficult to retain the services of key personnel.

We restructured our operations in 2001 and 2002, resulting in substantial workforce reductions of 68 personnel in 2001 and 218 personnel in 2002. These reductions were effected worldwide, throughout all functional areas. In addition to direct economic costs, these personnel reductions may hurt morale among continuing employees, or create concerns about job security. These morale issues may lower productivity or make it more likely that some of our key employees will seek new employment and require us to hire replacements. These reductions may also make the management of our business more difficult, subject us to increased risk of litigation and make it harder for us to attract employees in the future.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. We believe an immediate 10% increase or decrease in interest rates affecting our investment portfolio as of September 30, 2002 would not have a material effect on our financial position or results of operations.

We did not hold derivative financial instruments as of September 30, 2002, and have never held such instruments in the past. In addition, we had no outstanding debt as of September 30, 2002.

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

Item 4:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies, including Interwoven, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and our chief financial officer, based upon their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that as of the date of this evaluation, our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation stated above.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

On October 16, 2002, we announced that Rene White had been named as our Senior Vice President of Marketing.

Item 6.    Exhibits and Reports on Form 8-K

(a)  List of Exhibits

Exhibit No.	Exhibit Title

10.01	Form of Amendment No. 1 to Stock Option Agreement between the Registrant and each of the officers identified in this exhibit.

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERWOVEN, INC.

Dated: November 13, 2002	By:	/S/ DAVID M. ALLEN
David M. Allen Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

CERTIFICATIONS

I, John Van Siclen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interwoven, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

	By:	/S/ JOHN VAN SICLEN
John Van Siclen President and Chief Executive Officer

I, David M. Allen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interwoven, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002

	By:	/S/ DAVID M. ALLEN
David M. Allen Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Exhibit Title
10.01	Form of Amendment No. 1 to Stock Option Agreement between the Registrant and each of the officers identified in this exhibit.