Form 10-K
period 2002-12-31
INTERWOVEN INC
filed 2003-03-25
CIK 1042431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-27389

INTERWOVEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0523543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

803 11th Avenue, Sunnyvale, CA 94089

(Address of principal executive offices) (Zip code)

(408) 774-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value;

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2002 was approximately $323,607,373 (based on the last reported sale price of $3.05 on June 28, 2002 on the NASDAQ National Market).

The number of shares of registrant’s common stock outstanding as of March 18, 2003 was 102,592,715.

Certain sections of Registrant’s definitive proxy statement for the 2003 Annual Meeting of Stockholders to be held on June 5, 2003, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

INTERWOVEN, INC.

2002 FORM 10-K ANNUAL REPORT

Interwoven, TeamSite, MetaTagger, OpenDeploy, DataDeploy, MetaCode, MetaFinder, MetaSource, OpenTransform, SmartContext, TeamCatalog, TeamCode, TeamDoc, TeamPortal, TeamTurbo, TeamXML, TeamXpress, VisualAnnotate, the taglines, logo and service marks are trademarks of Interwoven, Inc., which may be registered in certain jurisdictions. All other trademarks are owned by their respective owners.

CAUTION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “expect,” “plan,” “anticipate,” “believe,” “estimate” or “continue “and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contain many such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

Overview

Interwoven provides a software platform, solutions and services that help customers automate the process of developing, managing and deploying content used in important software applications used by business enterprises, such as customer relationship management and enterprise portal applications. Our “Open Content Platform” consists of a comprehensive suite of products that enables businesses to take advantage of content-rich applications to deliver business value. This platform can meet the needs of a small group of users and can scale to serve the global enterprise. Our products are designed to allow many types of contributors within an organization to create, manage, tag and deploy code and content assets, such as documents, database information, XML and HTML content, and application code, to a host of enterprise applications and initiatives.

Our suite consists of five product lines:

•	Content Management, featuring our flagship product TeamSite, provides content publishing, workflow, versioning, security, and rollback services for XML, HTML, business documents, digital assets, and application code;

•	Content Intelligence, featuring MetaTagger, which enables taxonomy development and management services and provide metadata generation and summarization capabilities for enterprise content;

•	Content Distribution, featuring OpenDeploy, which implements content replication, distribution and syndication services for enterprise content;

•	Enterprise Application Connector Suite, featuring our TeamPortal connectors to enterprise portals, which enables the Interwoven content platform to underpin enterprise portals and enterprise applications; and

•	Developer Suite, featuring TeamCode, which permits enterprise application developers to integrate Interwoven products with other applications, test new Interwoven-based applications, and develop web application code and content to meet their business objectives.

Our products support enterprise applications such as enterprise portals, web technologies including application servers, database servers, and authoring tools. Further, our products adhere to many widely accepted industry standards and protocols.

Interwoven was incorporated in California in 1995 and reincorporated in Delaware in 1999. Interwoven is headquartered in Sunnyvale, California and our mailing address is 803 11th Avenue, Sunnyvale, California, 94089, and our telephone number is (408) 774-2000. Our corporate web site address is http://www.interwoven.com. We make available free of charge through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission.

Products and Services

Our product suite consists of five product lines: Content Management, with our flagship product TeamSite; Content Intelligence, with MetaTagger; Content Distribution, with OpenDeploy, Enterprise Application Connectors Suite, with our TeamPortal series of connectors to enterprise portals; and Development Suite, with TeamCode. Additional modules include: TeamXML Content Server, TeamTurbo, Content Provider, OpenTransform and OpenSyndicate. We generally license our products on a per-server, per-CPU basis and occasionally license them on an enterprise or site license basis. We also provide services, including professional services, maintenance and support.

Content Management

Our flagship product, TeamSite, provides a highly scalable infrastructure to manage enterprise content. TeamSite is designed to increase the rapid deployment of major eBusiness initiatives, including enterprise portals, customer relationship management, Intranet/Internet web sites and eCommerce, among others.

Collaboration.    TeamSite provides a virtual work area for each contributor within an organization. A virtual work area is a local, desktop representation that appears to a contributor as a complete, fully functioning web site. This provides developers and contributors with the ability to see and test changes to individual documents, collections of documents and web pages, as they would appear in an actual production environment. This approach helps users ensure quality by promoting individual accountability, allowing developers to discover costly bugs, and helping contributors prevent deployment of inaccurate content to the production site. Users submit revised content from work areas to a common staging area, a pre-production version of the web site that consolidates changes. After the consolidated changes in the staging area are approved, the next edition of the production site can be authorized and deployed. This content management process makes site-level rollbacks, site recovery and site audits possible.

Parallel Development.    TeamSite supports multiple contributors working on a single project, and multiple teams working on many projects simultaneously, by utilizing a technique we refer to as branching. A development branch typically consists of many work areas connected to one staging area. For example, branches might represent a company’s Intranet and extranet sites. When required, the content within these independent branches can be synchronized.

Archival and Rollback.    TeamSite captures the history of modifications to content within each contributor’s work area as well as the content within the common staging area. Our content versioning technology allows customers to record and manage content modifications and capture complete histories of files. This functionality is critical in industries where regulatory requirements warrant this type of archival. TeamSite captures and stores the history of content modifications and allows users to re-publish, what we refer to as rollback of earlier versions of assets, such as a particular set of documents to an entire web site.

Forms-Based Content Entry and Publishing.    TeamSite enables contributors to create and publish content through a simple forms based environment, which we call templating. Customers can create these forms, or templates, through our Visual Templated Builder tool that allows users to select the appropriate template to facilitate content entry. Upon completion of the template, the content is stored as XML in the TeamSite and can be coupled with a presentation template that controls the look and feel of the final page.

Business Process Automation.    TeamSite is designed to allow diverse groups of users, including both non-technical and technical users, to participate in building and contributing content. To facilitate the management of these contributors, TeamSite automates workflow processes such as task assignment, resource scheduling, content routing, content approval and content tracking through the entire production lifecycle.

Integrated Repository.    TeamSite Content Store serves as a repository for a host of asset types, including documents, rich media, database content, application code and web content.

Extensions.    In October 2002, we formed a strategic relationship with MediaBin, a company that develops multi-media asset management products, for the purpose of extending and enhancing our capabilities in the multi-media arena.

Interoperability.    The architecture of TeamSite enables businesses to implement it without making significant changes to their existing content or systems architecture, resulting in rapid implementation. Additionally, TeamSite’s open architecture allows users to choose their preferred content authoring software and application servers.

TeamSite currently operates on Sun Solaris, IBM AIX, Microsoft Windows NT and Microsoft Windows 2000 operating systems. TeamSite was first shipped in May 1997. We first shipped the current version of TeamSite, TeamSite 5.5.2, in June 2002.

Content Intelligence

MetaTagger offers enterprises highly advanced capabilities for the generation and management of metadata, reference information about content assets.

MetaData Management.    MetaTagger provides metadata management services for enterprise content. MetaTagger inspects each document, including the full text of a document and any properties associated with the document, to provide keywords, summaries and classification notations about a selected document. These items—or metadata—enable more individuals to more accurately find the documents they need and applications to provision content relevant to the context of their application.

Taxonomy Development and Maintenance.    Classification of documents is critical to maintaining an overall structure for an organization’s content. MetaTagger can generate this structure from existing content or structures of content or import this structure from third parties, such as industry standards bodies. This process is referred to as taxonomy or ontology. MetaTagger Studio provides a means for information scientists to update and maintain these taxonomies in a visual environment.

Metadata Provisioning.    MetaTagger provides both fully automated and semi-automated metadata development and provisioning. Utilized in its fully automated mode, users can develop metadata from existing documents through batch processing, which allows users to update collections of documents concurrently. Customers can also utilize MetaTagger in a semi-automated mode, allowing contributors to review and edit metadata within a form-based environment that has been pre-populated by MetaTagger. We believe that this flexibility is central to overall metadata management experience.

External Repository Support.    While MetaTagger remains fully integrated with our other products, MetaTagger can operate independently of TeamSite and content managed by our other products.

Search and Portal Integration.    Metadata is used by our customers to improve search capabilities, both in stand-alone applications, such as an Internet site and in enterprise portals. Interwoven and several of its partners have collaborated to provide integrations between MetaTagger and Verity products (K2 and UltraSeek, formerly Inktomi’s enterprise search product) and iPhrase One-Step.

We first shipped MetaTagger in May 2001, and shipped the current version, MetaTagger 3.5, with MetaTagger Studio, in February 2003. MetaTagger operates on Sun Solaris, Microsoft Windows NT and Microsoft Windows 2000 operating systems.

Content Distribution

OpenDeploy Distribution Server allows users to distribute and replicate code and content generated during development and testing stages in a customer’s code and content production cycle to multi-tiered production servers throughout a dispersed enterprise network. OpenDeploy distributes content from multiple target sources, such as repositories of application code and enterprise content, to multiple target destinations, such as web servers and enterprise applications, in a reliable, secure, and automated fashion. OpenDeploy’s graphical user interface allows information technology managers to administer, control and monitor content deployments from remote locations.

Secure Transactional Replication.    OpenDeploy ensures that code and content is synchronized to target destinations and enterprise applications in a reliable, secure, and automated fashion. OpenDeploy encrypts content for secure transfer over Transactional Control Protocol/Internet Protocol (TCP/IP). The domestic version of OpenDeploy uses 128-bit Secure Sockets Layer (SSL) encryption; the international version does not utilize this feature due to export regulations. OpenDeploy further provides transactional services and communications to ensure that content designated for distribution reaches and is utilized at target destinations.

Multi Server Synchronization.    OpenDeploy allows organizations to synchronize content among a multitude of servers. OpenDeploy can be configured to support a deployment procedure for all target destinations or a defined select set of destinations. This functionality provides additional flexibility for network administrators.

External Repository Support.    While OpenDeploy remains fully integrated with other portions of the Interwoven platform, it can operate independent of TeamSite, providing distribution services for code and content maintained within other repositories.

Synchronized Replication, Rollback and Reporting.    OpenDeploy deploys code and content from multiple sources in a synchronized manner. This enables enterprises to combine content maintained within a source code management system with content from a content management system. This content can further be distributed in a production site or application. OpenDeploy further supports rollback of code and content objects, important for overall quality. OpenDeploy provides a full reporting environment for transactions and production server status.

Content Network Integration.    OpenDeploy allows enterprises to distribute content from sources to caching networks to improve the performance and response times of their applications. OpenDeploy integrates with content networking products, including Network Appliance and Akamai to facilitate content distribution.

OpenSyndicate, Interwoven’s syndication server, enhances the Content Distribution product line as it is designed to provide content to distributed divisions, partners or suppliers. OpenDeploy operates on Sun Solaris, Microsoft Windows NT, Microsoft Windows 2000, IBM AIX, Hewlett Packard UX and Linux operating systems. We first shipped OpenDeploy in January 1998, and shipped the current version, OpenDeploy 5.6, in January 2003.

Enterprise Application Connector Suite

Our enterprise application connector suite, featuring TeamPortal, is used to integrate our platform with enterprise portal applications and customer relationship management systems from leading vendors. TeamPortal allows portal users to utilize Interwoven capabilities, such as document development and publishing, directly from their portal interface. It also allows users to publish content to those portal applications. TeamPortal manages the lifecycle of portal-based content, including documents, rich media, application code, and XML and HTML content. It also, helps to ensure that content within an enterprise’s portal is accurate, relevant, and searchable. TeamPortal is compatible with a variety of portal applications, including BEA Systems, IBM, Plumtree Software, Oracle, and SAP. We first shipped TeamPortal 1.1, our current version in, June 2002.

Developer Suite

Our developer suite, featuring TeamCode, provides developers with the tools needed to integrate Interwoven capabilities with their applications, and also allows them to develop and manage web applications. TeamCode allows developers to develop and manage the code and content required for customized web applications. TeamCode combines critical code functionality, such as branches, merging, conflict resolution, visual and source differencing, workflow capability, and whole-site versioning, with integration to developer tools, such as IBM’s WebSphere Studio Application Developer. TeamCode provides a single repository, helping to eliminate the need for multiple separate servers and various software applications that are currently being used to address code and content challenges. We first shipped TeamCode 1.0, our current version in, March 2003.

Optional Add-on Modules

Our optional modules include TeamXML, TeamTurbo, ContentProvider, OpenTransform and OpenSyndicate. TeamXML extends TeamSite’s capability to manage XML components for advanced data reuse. TeamTurbo enables TeamSite customers to manage dynamic content such as applications, personalization rules and targeting rules, thereby enhancing an enterprise’s ability to share content across its business and leverage content from one initiative to many others initiatives. Content Provider enables TeamSite customers to leverage existing content dispersed throughout existing enterprise repositories. OpenTransform enables TeamSite users to convert content from proprietary file formats into existing open, extensible formats, such as XML, MS Word, and HTML. OpenSyndicate enables OpenDeploy customers to profile, share and exchange content between enterprises in a secure environment.

The following table highlights some of the features of our products:

Product Description		Features
PRODUCT LINES

Content Management TeamSite Server-based enterprise management software for code and content	•	Provides an environment for managing content contributors’ work with concurrent development capabilities;
	•	Enables multiple users to store, collaborate and manage critical information across multiple business applications and web initiatives;
	•	Allows multiple developers and contributors to manage enterprise content;
	•	Provides multiple browser-based user interfaces including: WebDesk and WebDesk Pro Interfaces XML Template-Based Publishing SmartContext Editing
	•	Provides integrated authoring interfaces for: Microsoft’s Office 2000, Macromedia’s Dreamweaver, and Adobe Systems’ GoLive;
	•	Interoperates with leading applications, application servers and authoring tools;
	•	Allows direct edits to web site content through a browser interface with SmartContext Editing;
	•	Provides a robust XML platform for content publishing and multi-channel delivery;
	•	Supports routing of content for approval through email;
	•	Enables access to content whether in a file system or database;
	•	Supports simultaneous eBusiness application development and deployment;
	•	Offers real-time testing capability and comprehensive workflow processes;
	•	Facilitates collaboration amongst multiple independent teams working in parallel on multiple projects;
	•	Offers comprehensive versioning of file content, database content and whole web sites; and
	•	Upgradeable with optional software modules and editions.

Content Intelligence MetaTagger Server-based software for intelligent tagging, searching and categorization of code and content	•	Automates the capture of complete and consistent metadata to enable key eBusiness initiatives;
	•	Classifies content simultaneously into one or multiple taxonomies or categorization schemes;
	•	Provides for critical eBusiness initiatives such as portals, personalization, search and syndication;
	•	Leverages controlled vocabularies and flexible rules;
	•	Provides MetaTagger Studio to create and manage new or existing corporate taxonomies;
	•	Provides automated and semi-automated metadata capture;
	•	Provides categorization and recognition services;
	•	Applies multiple metadata schemes;
	•	Automates vocabulary discovery and building; and
	•	Summarizes documents using keywords and summarization engine.

Content Distribution OpenDeploy Server-based software for replication, distribution and syndication of code and content	•	Distributes and replicates multiple types of code and content to multi-tiered production servers that are dispersed in multiple geographic locations;
	•	Offers a graphic user interface to control, schedule, administer and monitor deployments;
	•	Provides user authentication and deployment authorization;
	•	Enables content to be distributed and replicated in a transactional manner;
	•	Supports multi-tiered deployment topologies including chain deployments;
	•	Provides encryption schemes for appropriate geographies;
	•	Enables job scheduling for timed deployments or recurring intervals; and
	•	Allows deployment logging for archival and logging purposes.

Enterprise Application Connector Suite TeamPortal Integration with leading enterprise portals and applications	•	Serves as a basis for integration to leading enterprise portals and applications;
	•	Supports the execution of Interwoven-based tasks within the enterprise portal or application environment, such as content development, publishing and workflow;
	•	Allows for users to develop, manage, tag, deploy and retire Interwoven-managed code and content within the portal or application environment; and
	•	Integrates with leading enterprise portal vendors such as BEA Systems, IBM, Oracle, Plumtree Software and SAP and application vendors such as Siebel Systems.

Developer Suite TeamCode Development environment and collaborative web application management software	•	Provides development workspaces, development software and application programming interface (API) to integrate Interwoven products with existing and new enterprise application and business processes;
	•	Provides both OpenAPI, a Java-based API, and ContentServices SDK, an XML (Simple Object Access Protocol (SOAP)-based API;
	•	Unifies environment for web application development by providing code and content management capabilities in a collaborative environment;
	•	Unifies technical teams for rapid development of enterprise portals, web applications, web services, and mobile applications;
	•	Reports up to date information on the status of each project through a central dashboard for monitoring purposes; and
	•	Allows project leads to define new activities, responsibilities and establish configuration notification rules with point-and-click simplicity.

OPTIONAL ADD-ON MODULES

TeamXML XML content services software for management and data reuse (Part of the Content Management product line)	•	Provides next generation XML component management with advanced data reuse and document management services;
	•	Provides category-based storage and organization of XML as objects for editing, reviewing and publishing of content;
	•	Enables virtual document assembly and support for defining a collection of reusable XML objects for transformation, reuse, publication, and syndication;
	•	Provides advanced search capabilities for precise, accurate results with XML-based indexing; and
	•	Simplifies migration path to XML through a flexible architecture for controlled migration of XML content and ongoing changes to XML document definitions.

TeamTurbo Web application development, testing and deployment software (Part of the Content Management product line)	•

Provides enterprise-wide management, testing and deployment of web applications by connecting TeamSite with leading content servers such as IBM’s WebSphere, BEA Systems’ WebLogic, and Art Technology Group’s Dynamo;

	•	Allows users to preview the latest application in secure development work areas; and
	•	Provides a testing environment for dynamic content and personalization rules.

ContentProvider Server-based software for searching and aggregating content from existing enterprise content stores (Part of the Content Management product line)	•	Enables enterprises to efficiently repurpose targeted content, reducing the need to recreate similar content;
	•	Allows the discovery and aggregation of content assets, associated properties and metadata to preserve key information;
	•	Adheres to the security profiles and protocols of each host repository; and
	•	Integrates with repositories such as Documentum, FileNet, IBM Content Manager, Lotus Notes, and OpenText.

OpenTransform Server-based software that converts proprietary file formats to open extensible formats (Part of the Content Management product line)	•	Transforms over 150 proprietary file formats to open, extensible formats such as XML, promoting content re-use; and
	•	Preserves key layout and metadata information critical to improving usability of content assets.

OpenSyndicate Server-based software for content exchange between organizations and businesses (Part of the Content Distribution product line)	•	Allows TeamSite users to profile content using file patterns, regular expressions and standard SQL queries to select appropriate content;
	•	Enables enterprises to create and manage subscription services;
	•	Provides a graphical user interface that allows the publisher to control subscribers and subscription status; and
	•	Reports up-to-date information on subscription status and delivery.

Interwoven Services

Our worldwide professional services organization provides implementation consulting and other technical services to our license customers. We provide our customers with the services necessary to install, integrate and deploy our solutions. Our services professionals utilize a comprehensive methodology to deliver our content platform to our customers and configure our products to meet the specific needs of the customer. We sell services in conjunction with licenses of our software products. These services include:

•	strategic needs analysis;

•	software installation and configuration support;

•	project management;

•	workflow mapping;

•	content release management; and

•	education and training.

Customer Support and Training

We offer a comprehensive array of customer support programs that are designed to ensure successful implementation and customer satisfaction. These programs include maintenance, technical support and professional services, as well as educational offerings. Our educational offerings include technical training and end-user training. In addition, we offer various levels of product maintenance to our customers. Maintenance services are typically subject to an annual, renewable contract and are typically priced as a percentage of product license fees.

Technology

We believe that our technology offers our customers and our partners, a highly scalable content platform based on an open architecture that incorporates widely accepted industry standards and supports a wide variety of software applications. Our customers typically use our technology as the platform to manage their enterprise-wide content operations. In 2002, we upgraded TeamSite’s internal systems architecture to take advantage of operating system improvements and new design features. As a result of these upgrades, access times and content throughput have increased significantly. Disaster recovery capabilities, multi-store content management functionality and an XML, web services-based interface additions have also strengthened diverse applications at customer sites.

Interwoven continues to ensure that our products are integrated to leading enterprise standards, from content authoring environments to application architectures. Accordingly, TeamSite integrates with many commercially available authoring tools, allowing users the freedom to choose which authoring applications to use. For example, to add content to a site, a graphics designer may use Adobe Systems’ Photoshop, a layout expert may use Macromedia’s Dreamweaver, and a non-technical contributor may use Microsoft’s Office 2000. Interwoven products also are compatible with leading application servers, databases, and web servers and industry standards, such as SOAP.

Scalability, Performance and Availability

Scalability and Performance.    TeamSite uses a multi-threaded approach to promote faster server performance through parallel software code execution. It also uses C++ and object-oriented programming to promote scalability and performance. In addition, OpenDeploy can distribute content to a single or to multiple productions application servers simultaneously. This content replication functionality meets the requirements for the most demanding geographic and application environments.

Availability.    Our design promotes reliability and availability by allowing customers to employ their normal data backup and recovery tools. In addition, critical data is duplicated, providing the necessary redundancy for data recovery to minimize the potential for data loss.

Industry Standards

Interwoven is committed to ensuring its products are compatible with Java 2 Enterprise Edition (J2EE) and Microsoft .Net standards. We also participate in various technology standards bodies including: W3C, a web standards body; OASIS, an industry standards body promoting XML standards; PRISM, a metadata standards body; and IDE Alliance, a digital asset standards body.

Open to Many Files, Tools and Applications.    Unlike proprietary, closed implementations, our products have been developed to accommodate industry-leading technologies, such as XML and Java, and other evolving industry standards. The TeamSite Content Server presents its content through popular file management systems such as Unix Network File System and Microsoft Windows Network File System.

eXtensible Markup Language.    XML provides customers with the ability to integrate new applications and data with other XML-compliant technologies and legacy applications. Our products support the use of XML for data and content exchange. Our technology accelerates the adoption of XML by our customers, enabling them to reuse and re-purpose individual assets, which reduces redundant content within an organization.

Customers

Our products and services are marketed and sold to a diverse group of customers operating in a broad range of industries. Our customers include both established companies migrating their operations online, new companies formed specifically to deliver products and services over the Internet and companies whose objective is to deploy and manage critical business content across their organization. These customers typically consider the Internet-enabled applications to be critical to their future success. As of December 31, 2002, over 1,100 companies had licensed our products. In 2002, no customer accounted for ten percent or more of our total revenues. Our sales of products and services in the United States accounted for 81%, 66% and 63% of our total revenues in 2000, 2001 and 2002, respectively.

Technology Vendors and Service Providers

Technology Vendors

To ensure that our products deliver value to our customers, we work with leading technology vendors to ensure the compatibility of our products. Interwoven products are compatible with Macromedia’s Dreamweaver, Microsoft’s Office 2000 and Adobe Systems’ Photoshop authoring tools, among others. Interwoven products are also integrated or compatible with a wide range of enterprise applications, such as BEA Systems’ WebLogic Application and Portal servers, IBM’s Websphere Application and Portal Servers, Oracle 9iAS Application and Portal servers, Plumtree Software’s Portal Server, SAP’s MySAP Enterprise Portal Server, and Siebel Systems’ eBusiness Applications for customer relationship management. Further, Interwoven products are integrated to leading search engines including Verity (and Inktomi, which Verity acquired) and iPhrase; content distribution products from Network Appliance and Akamai; developer solutions like IBM’s WebSphere Studio Application Developer; and web site analysis tools from Watchfire. Our products are resold by the IBM Software Group and other technology vendors.

Service Providers

We work with leading systems integrators, such as Accenture, Bearing Point, Cap Gemini Ernst & Young, Deloitte and Touche, EDS, and IBM Global Services, and with Internet professional services firms, such as Aquent, Agency.com, eForce, Sapient, and SBI and Company. Our prospective customers frequently retain the services of these firms to scope, recommend and implement content technologies as part of their eBusiness application consulting and implementation. Our products are resold by Accenture and IBM Global Services, among others.

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

Sales and Marketing

To date, we have sold our products and services primarily through our direct sales force in North America, Europe and the Asia Pacific region. Since opening our first international sales and support office in May 1999, we have added additional international sales offices, and now maintain operations in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom and the United States. We have introduced localized versions of our applications for the major European and Asian markets.

We are developing our indirect sales channel by expanding our relationships with leading technology vendors, technology professional services firms and systems integrators that recommend and when appropriate, resell our products. Our ability to achieve significant revenue growth in the future will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and customer support personnel, and how well we continue to establish and maintain relationships with our strategic partners.

Research and Development

We invest significantly in research and development to enhance our current products, and develop new products. Our research and development expenses were $17.7 million in 2000, $31.4 million in 2001 and $26.5 million in 2002.

We may fail to complete our product development efforts within our anticipated schedules, and even if completed, the products developed may not have the features necessary to make them successful in the marketplace. Future delays or problems in the development or marketing of product enhancements or new products could harm our business. See “Factors Affecting Future Results—Difficulties in introducing new products and upgrades in a timely manner will make market acceptance of our products less likely.”

Acquisitions

In July 1999, we acquired Lexington Software Associates, a software consulting company, to help support our existing customer base and to help attract and retain new customers. In July 2000, we acquired Neonyoyo, a developer of wireless technology that delivered targeted XML content, to support our content management initiatives, including wireless initiatives, for our customer base. In October 2000, we acquired Ajuba Solutions, a software development company with expertise in XML, Java and eBusiness integration, to expand our research and development staff to handle our XML-based initiatives, especially our wireless and business-to-business initiatives. Additionally, in November 2000, we acquired Metacode Technologies, a content tagging and taxonomy software developer, to enhance our product offerings. This functionality, referred to as metatagging, enables the use of metadata, or data about data, for enhanced personalization and search capabilities.

Competition

The market for content management solutions is rapidly emerging and is characterized by intense competition. We expect existing competition and competition from new market entrants to increase dramatically. A growing number of companies are vying to provide content management solutions. In addition, existing or potential customers may develop, or may have developed, in-house solutions, which might make it more difficult for us to sell products to them. In this market for content management solutions, new products are frequently introduced and existing products are often enhanced. Also, new companies, or alliances among existing companies, may be formed that may rapidly achieve a significant market position.

We compete with software companies who provide a variety of products and services in the areas of content management, document management, software configuration management, and content-based applications such as: Documentum, Filenet, Microsoft, Open Text, Stellent and Vignette. We also compete with providers of workgroup solutions, content publishing application providers, and current or potential customers who may develop in-house solutions. We may face increased competition from these providers in the future. Other potential competitors include client/server software vendors that are developing or extending existing products, which address our market. In addition, although we currently partner with a number of companies that provide complementary products such as web tools, enterprise document repositories and web servers, these partners may introduce competitive products in the future. Other large software companies, such as Oracle and IBM, may also introduce competitive products. Some of our existing and potential competitors have greater technical, marketing and financial resources than we do.

We believe that competitive factors in the content management industry include:

•	the quality, scalability and reliability of software;

•	functionality that enables a broad base of contributors to add and modify content;

•	functionality that enables the management of different types of content;

•	interoperability with all leading web authoring tools and web application servers based on industry standards;

•	functionality that enables advanced workflow;

•	the ability to leverage existing information technology infrastructure;

•	adherence to emerging industry standards, including XML; and

•	expandability and scalability of enterprise content repository.

We believe our products compete favorably on each of these factors.

Successful Customer Implementations

Our success depends on our customers’ successful implementations of our products and services. We actively support customer deployment efforts by providing Internet-based and telephone technical support, providing comprehensive instructor-led training, and by assigning to each customer an account management team that includes a sales representative, a technical account manager and an executive sponsor.

Proprietary Rights and Licensing

Our success depends upon our ability to maintain the proprietary aspects of our technology and operate without infringing the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright law, and contractual restrictions to protect the proprietary aspects of our technology. We seek to protect our source code for our software, documentation and other written materials under trade secret and copyright laws. These legal protections afford only limited protection for our technology. We currently have the following issued United States and foreign patents:

•	U.S. TeamSite, Patent No. 6,505,212, for System and Method for Website Development;

•	E.P. TeamSite, Patent No. 1053523, for System and Method for Website Development;

•	U.S. Failsafe, Patent No. 6,480,944, for Method of and Apparatus for Recovery of In-Progress Changes Made in a Software Application; and

•	U.S. MetaTagger, Patent No. 5,845,270, for Multidimensional Input-Output Analysis for General Systems Modeling Utility Continuation.

We have applied for other U.S. and foreign patents, but no assurance can be given about whether other patents will be issued from our applications. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent or on all of our patents combined.

Our license agreements impose restrictions on our customers’ ability to use our software. We also seek to protect our intellectual property by requiring employees and consultants with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. There can be no assurance that all employees or consultants have signed or could sign these agreements. Due to the rapid pace of technological change, we believe that to establish and maintain a technology leadership position, developing the technological and creative skills of our personnel, and enhancing new product developments are as important to our business as the various legal protections of our technology.

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

To date, we have not been notified that our products directly infringe upon the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement by us with respect to our current or future products. We expect that developers of web-based commerce software products will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows, and as the functionality of products in different segments of the software industry increasingly overlaps. Any claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management’s attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful infringement claim against us and our inability to license the infringed technology or develop or license technology with comparable functionality could seriously harm our business, financial condition and operating results. See “Factors Affecting Future Results—We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.”

Seasonality

Our business has experienced seasonality, in part due to customer buying patterns. In recent years, we have generally had weaker demand in the quarter ending in March when compared to the quarters ending in June, September and December. We expect this pattern to continue.

Employees

As of December 31, 2002, we employed 608 people, including 226 in sales and marketing, 171 in professional services, 133 in research and development and 78 in general and administrative. Of our employees, 68 were located in the Asia Pacific region, 86 were located in Europe and 454 were located in North America. Our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union (other than statutory unions required by law in certain European countries). We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2.	PROPERTIES

Our headquarters occupies approximately 175,000 square feet in Sunnyvale, California, under leases that expire in 2007. We believe that our existing facilities are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

On November 8, 2001, Interwoven and certain of our officers and directors and certain investment banking firms, were named as defendants in a purported securities class-action lawsuit filed in the United States District Court Southern District of New York. The complaint asserts that the prospectuses for our October 8, 1999 initial public offering and our January 26, 2000 follow-on public offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against us and certain of our officers and directors. The plaintiff seeks damages in an unspecified amount. In February 2003, the District Court denied a motion to dismiss all claims brought collectively by the issuers and investment banks. We continue to believe this lawsuit is without merit and we intend to defend ourselves vigorously. However, an unfavorable resolution of such suit could significantly harm our business, operating results and financial condition. We are participating in a mediation and certain settlement proposals are under consideration that could mitigate the risk of an unfavorable resolution in litigation. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims against us.

In addition to the matters mentioned, we have been named as a defendant in various employment related lawsuits that have arisen in the ordinary course of business. In the opinion of management, the outcome of such lawsuits will not have a material adverse effect on our financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock has been quoted on the NASDAQ National Market under the symbol “IWOV” since our initial public offering on October 8, 1999. Before then, there was no public market for our common stock. The following table shows, for the periods indicated, the high and low sales prices per share of our common stock. The prices indicated below have been adjusted to give retroactive effect to all stock splits that have occurred since our inception.

	Year Ended
	December 31, 2001		December 31, 2002
Quarter	High	Low	High	Low
First	$38.63	$8.66	$11.29	$4.98
Second	24.14	5.84	5.72	2.42
Third	18.95	3.11	3.07	1.91
Fourth	11.57	3.60	3.02	1.34

On March 18, 2003 the closing sale price of our common stock was $2.00 per share. On that date, there were 521 holders of record. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Dividends

We have never declared or paid cash dividends on our common stock or other securities, and we do not anticipate paying a cash dividend in the foreseeable future. Our line of credit agreements currently prohibit the payment of dividends.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, our consolidated financial statements and the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated statements of operations and consolidated balance sheet data as of and for each of the five years in the period ended, and as of December 31, 2002, have been derived from our audited consolidated financial statements. The supplemental consolidated financial data for each of the five years ended December 31, 2002 have been derived from our unaudited results of operations, excluding accretion of mandatorily redeemable convertible preferred stock, stock-based compensation, restructuring costs, excess facilities charges, acquisition charges and impairment of goodwill. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$4,003	$16,806	$133,603	$204,633	$126,832
Gross profit	2,670	10,049	92,488	141,945	86,588
Total operating expenses	9,165	27,065	135,988	278,160	240,085
Loss from operations	(6,495)	(17,016)	(43,500)	(136,215)	(153,497)
Net loss	$(7,509)	$(28,882)	$(32,055)	$(129,175)	$(148,616)
Basic and diluted net loss per share attributable to common stockholders	$(0.71)	$(0.95)	$(0.35)	$(1.29)	$(1.45)
Weighted average shares—basic and diluted	10,532	30,472	91,979	99,940	102,427

Supplemental Consolidated Financial Data (unaudited):
Net loss as reported	$(7,509)	$(28,882)	$(32,055)	$(129,175)	$(148,616)
Add back of certain non-cash and non-recurring charges:
Accretion of mandatorily redeemable convertible preferred stock	1,165	13,227	—	—	—
Amortization of deferred stock-based compensation	812	3,686	7,522	14,225	4,880
Amortization of acquired intangible assets	—	377	22,318	88,318	3,722
In-process research and development	—	—	1,824	—	—
Restructuring and excess facilities charges	—	—	—	22,816	38,084
Impairment of goodwill	—	—	—	—	76,431

Pro forma net loss	$(5,532)	$(11,592)	$(391)	$(3,816)	$(25,499)

Basic and diluted pro forma net loss per share	$(0.53)	$(0.38)	$(0.00)	$(0.04)	$(0.25)

	December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$9,022	$55,648	$222,284	$219,968	$181,669
Working capital	8,844	54,413	199,484	186,999	147,445
Total assets	13,908	83,079	524,209	438,110	298,657
Long-term debt and capital lease obligations, less current portion	1,257	—	—	—	—
Mandatorily redeemable convertible preferred stock	20,464	—	—	—	—
Total stockholders’ equity (deficit)	(10,752)	75,340	454,351	352,005	203,725

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with Item 6, Selected Financial Data, Item 8, Financial Statements and Supplementary Data, and Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K. This discussion includes forward-looking statements, such as our projections about future results of operations, which are inherently uncertain. Our actual results could differ materially from those anticipated in our forward-looking statements as a result of many factors, including but not limited to those discussed in “Factors Affecting Future Results” in this document.

Overview

Interwoven was incorporated in March 1995, to provide software products and services for enterprise content management. Our software products and services help customers automate the process of developing, managing and deploying content assets used in business applications. The information technology industry refers to this process as “content management.” Our products are designed to allow all content contributors within an organization to create, manage and deploy content assets, such as documents, XML/HTML, rich media, database content and application code. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products to compliment our content management offerings. As of December 31, 2002, we had sold our products and services to over 1,100 customers. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. Our revenues to date have been derived primarily from accounts in North America; however revenues from outside of North America represented 34% of our revenues in 2002. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Boston, Chicago, Columbus, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C. In addition, we have offices in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. We had 608 employees as of December 31, 2002.

We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we incurred net losses through December 31, 2002 and had an accumulated deficit of $335.8 million as of December 31, 2002. We experienced declining revenues during 2001 and throughout 2002, due to the continued economic slowdown that has resulted in substantial reductions in spending on information technology initiatives, and to the loss of services revenues to system integrators. We expect the current economic slowdown to affect our business for the foreseeable future. We will continue to make a concerted effort to manage costs to align our revenues and our expenses. In light of the current economic slowdown and as a result of our cost management efforts, we do not anticipate a significant increase in our expenses in the foreseeable future. Additionally, due to our limited operating history and the weakness of the current economic environment, the prediction of future results is difficult and, accordingly, we cannot assure you that we will achieve or sustain profitability. We expect to make acquisitions in the future, thereby potentially incurring stock-based compensation and intangible amortization charges, which would increase our reported losses, including non-cash expenses.

In connection with our earnings releases and investor conference calls, we provide supplemental consolidated financial information that excludes from our reported earnings and earnings per share the effects of expenses such as the amortization of deferred stock-based compensation, amortization of acquired intangibles, in-process research and development, restructuring and excess facilities charges and impairment of goodwill. This supplemental consolidated financial information is reported as pro forma net loss and pro forma net loss per share in addition to information that is reported based on generally accepted accounting principles in the United States (“GAAP”). We believe that such pro forma information provides investors with a more meaningful measure of our operations because it excludes certain non-cash expenses and other expenses that we believe are not indicative of our on-going operations. However, we urge readers to review and consider carefully the GAAP financial information contained within our SEC filings and in our earnings releases.

Critical Accounting Policies and Judgments

Revenue Recognition

We derive revenues from the license of our software products and from services that we provide to our customers.

To date, we have derived the majority of our license revenues from licenses of TeamSite. We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc.), revenue is recognized based on company-specific objective evidence of fair value for all of the delivered elements. Our specific objective evidence of fair value is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of that amount is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and the arrangement does not require services that are essential to the functionality of the software.

At the outset of our customer arrangements, if we determine that the arrangement fee is not fixed or determinable, we recognize revenue when the arrangement fee becomes due and payable. We assess whether the fee is fixed or determinable based on the payment terms associated with each transaction. If a significant portion of a fee is due beyond our normal payments terms, which generally does not exceed 180 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due. We do not offer product return rights to resellers or end users. We determine collectibility on a case-by-case basis, following analysis of the general payment history within the geographic sales region and a customer’s years of operation, payment history and credit profile. If we determine from the outset of an arrangement that collectibility is not probable based upon our review process, we recognize revenue as payments are received. In general, for sales occurring outside of the United States, we defer recognition of revenue until cash is collected or when a letter of credit is obtained, because in most countries we do not have a sufficient operating history to determine whether collectibility is probable. However, we recognize revenue from our customers in Northern Europe and Australia upon the signing of the contract and shipment of the product, assuming all other revenue recognition criteria have been met. Our history of collections and development of our sales infrastructure in those regions enables us to determine that collectibility is probable in those areas. We expect to continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations as our sales infrastructure matures, and our collections history improves, in those regions.

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

Restructuring and Excess Facilities Charges

Due to the continuing economic slowdown, during 2001 and 2002, we implemented a series of restructuring and facility consolidation plans to improve our operating performance in light of the global reduction in spending on information technology initiatives. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions

During 2001, we implemented a restructuring plan that resulted in the termination of 68 employees worldwide, in all functional areas. As result of this plan, we recorded a charge of $650,000 associated with involuntary termination benefits including severance costs. The workforce reduction was completed prior to September 30, 2001 and all accrued costs associated with this plan were paid prior to December 31, 2001.

During 2002, we implemented additional restructuring plans in an effort to better align our expenses and revenues in light of the continued economic slowdown. These cost saving efforts resulted in the termination of 304 employees worldwide, in all functional areas. We recorded charges of $8.1 million associated with involuntary terminations, which included severance costs and cash basis deferred compensation charges associated with accelerated vesting of stock awards. The workforce reductions associated with these plans were substantially completed as of December 31, 2002, and $1.0 million was accrued at December 31, 2002, associated with future severance payments.

Excess Facilities

During 2001, we recorded a $22.2 million charge associated with costs of consolidation of our facilities. This charge included $16.7 million in lease abandonment charges relating to the consolidation of our three facilities in the San Francisco Bay area into a single corporate location, as well as costs associated with an abandoned lease in Austin, Texas. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. To determine the estimated sublease income associated with these abandoned facilities, we received independent appraisals from real estate brokers to estimate such amounts. Additionally, we evaluated operating equipment and leasehold improvements associated with these abandoned facilities to identify those assets that had suffered a reduction in their economic useful lives. Based on these evaluations, we incurred charges of $3.5 million consisting of the impairment of certain operating equipment and leasehold improvements associated with the abandoned facilities. We also incurred a $2.0 million charge as a result of duplicate lease costs associated with dual lease obligations of our current and abandoned facilities.

During 2002, as a result of our reduced staffing levels, we performed an evaluation of our current facilities requirements and identified additional facilities that were in excess of our current and estimated future needs. As a result of this analysis, we recorded $24.1 million in lease abandonment charges associated with identified excess facilities, which primarily consisted of domestic sales offices. We also evaluated operating equipment and leasehold improvements associated with these facilities to identify those assets that had suffered a reduction in their economic useful lives. Based on these evaluations, we incurred charges of $1.2 million associated with the impairment of leasehold improvements and certain operating equipment associated with the abandoned facilities. Additionally, due to the deterioration of the commercial real estate market, after receiving independent appraisals from real estate brokers to estimate such lease rates, we revised our assumptions regarding future sublease income for certain facilities previously abandoned in 2001. As a result, we reduced our estimates regarding sublease income and recorded an additional $4.7 million in charges to reflect this change in estimate. At December 31, 2002, $38.7 million had been accrued associated with facility consolidation plans and is payable through 2010. The facilities charges were an estimate as of December 31, 2002. We reassess this liability each period based on current market conditions and revisions to our estimates of these liabilities could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income change from previous estimates.

The restructuring costs and excess facilities charges have had a material impact on our results of operations and will require additional payments in future periods. The following table summarizes our estimated payments associated with these charges (in thousands):

Year Ended December 31,	Work Force Reductions	Excess Facilities	Total
2003	$1,042	$9,522	$10,564
2004	—	6,873	6,873
2005	—	7,063	7,063
2006	—	6,726	6,726
2007	—	4,590	4,590
Thereafter	—	3,958	3,958

Total	$1,042	$38,732	$39,774

Amortization of Intangibles

We have acquired four corporations since our inception. Under GAAP, we have accounted for these business combinations using the purchase method of accounting and recorded the market value of our common stock and options issued in connection with these acquisitions and the related amount of direct transaction costs as the cost of acquiring these entities. These costs are allocated among the individual assets acquired and liabilities assumed, including goodwill and various identifiable intangible assets such as, in-process research and development, acquired technology and covenants not to compete, based on their respective fair values. We allocated the amount by which the purchase price exceeded the fair value of the net assets to goodwill. The impact of purchase accounting on our results of operations has been significant. Amortization of goodwill and intangibles assets associated with business acquisitions were $22.3 million, $88.3 million and $3.7 million during the years ended December 31, 2000, 2001 and 2002, respectively. In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which became effective for us on January 1, 2002. Under SFAS No. 142, we ceased amortizing $148.2 million of goodwill as of January 1, 2002. Additionally, during 2002, we reclassified to deferred stock-based compensation $1.2 million of goodwill recorded in connection with our acquisition of Neonyoyo, Inc. In lieu of amortization of goodwill, we performed a transitional impairment test of our goodwill on January 1, 2002, and annual impairment testing thereafter.

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

We have one reporting unit for evaluation under SFAS No. 142. When determining if the carrying value of our goodwill is impaired, we will perform a two-step process. First, we will compare the estimated fair value of our reporting unit to its carrying value, including goodwill. Second, if the carrying value exceeds the fair value of the reporting unit, then the implied fair value of the reporting unit’s goodwill will be determined and compared to the carrying value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of all of the reporting unit’s assets and liabilities as if the reporting unit had been newly acquired in a business combination as described above. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment charge will be recognized equal to the difference of the computed and recorded amounts.

As required by the provisions of SFAS No. 142, we performed and completed our transitional impairment testing during the six months ended June 30, 2002. Upon completing our review, we determined that the carrying value of our recorded goodwill as of January 1, 2002, had not been impaired. Accordingly, no transitional impairment charge was recorded as a result of the adoption of SFAS No. 142. SFAS No. 142 requires us to perform an annual impairment testing, which we elected to do during the third quarter of 2002.

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

We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. As a result of the severe conditions that have affected the stock markets in 2002, our market capitalization has declined. If a sustained decline in our stock price continues, this decline would be considered an indicator that goodwill may be impaired. A significant impairment could result in additional charges and have a material adverse impact on our financial position and operating results.

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

The following table reflects the prospective impact of all deferred compensation costs and the annual amortization of purchased intangibles (other than goodwill) attributable to our mergers and acquisitions that have occurred since our inception (in thousands):

	2003	2004	2005
Intangible assets (other than goodwill)	$1,775	$1,460	$74
Stock-based compensation	1,653	513	—

	$3,428	$1,973	$74

The amortization expense related to the intangible assets acquired may be accelerated in the future if we reduce the estimated useful life of the intangible assets, for example if expected cash flows to be generated by these assets decline.

Accounts Receivable

Accounts receivable were recorded net of allowance for doubtful accounts and sales return reserves in the amount of $1.9 million and $2.2 million at December 31, 2002 and December 31, 2001, respectively. We regularly review the adequacy of our allowances through identification of specific receivables where we expect that payment will not be received, and we have established a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition and the potential risk associated with the customer’s industry among other factors. We establish a general reserve for all receivable amounts that have not been specifically identified by applying a percentage based on our historical collection experience. We establish a general reserve for sales returns by applying a historical percentage based on our license and services revenues activity. The allowances reflect our best estimate as of the reporting dates. Changes may occur in the future which may make us reassess the collectibility of amounts, and at which time we may need to provide additional allowances in excess of that currently provided.

Results of Operations

Some of the statements in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate” or “continue” and variations of these words or comparable words. In addition, statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contain many such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

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

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Year Ended December 31,
	2000	2001	2002
Revenues:
License	65%	55%	45%
Services	35	45	55

Total revenues	100	100	100

Cost of revenues:
License	1	1	3
Services	30	29	29

Total cost of revenues	31	30	32

Gross profit	69	70	68

Operating expenses:
Research and development	13	15	21
Sales and marketing	54	48	57
General and administrative	10	11	14
Amortization of deferred stock-based compensation	6	7	4
Amortization of acquired intangible assets	17	43	3
In-process research and development	1	—	—
Restructuring and excess facilities charges	—	11	30
Impairment of goodwill	—	—	60

Total operating expenses	101	135	189

Loss from operations	(32)	(65)	(121)
Interest and other income, net	9	4	5
Provision for income taxes	—	(1)	(1)

Net loss	(23)%	(62)%	(117)%

Comparison of the Years Ended December 31, 2001 and 2002

Revenues.    Total revenues decreased 38% from $204.6 million in 2001 to $126.8 million in 2002. The decrease in total revenues is attributable to the significant decrease in information technology spending resulting from the continued economic slowdown. As a result of the economic slowdown, we have experienced longer sales cycles, lower average selling prices due to general pricing pressures, a shift to a greater number of smaller dollar value agreements accounting for a larger percentage of our total revenues and the loss of service revenues to systems integrators. Sales outside of North America represented 34% of our total revenues in 2002 and 32% of our total revenues in 2001. Although our international revenues decreased in absolute dollars in 2002 compared to 2001, our international revenues, as a percentage of total revenues, were relatively unchanged. We expect the current economic slowdown to continue to adversely affect our business for the foreseeable future.

License.    License revenues decreased 49% from $112.8 million in 2001 to $57.3 million in 2002. License revenues represented 55% and 45% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues and in absolute dollars was primarily attributable to delays in customer spending, which we believe was caused by the general slowdown in the worldwide economy.

Services.    Services revenues decreased 24% from $91.9 million in 2001 to $69.5 million in 2002. Services revenues represented 45% and 55% of total revenues, respectively, in those periods. The decrease in services revenues reflects a $22.4 million decrease in professional service revenues and a $2.4 million decrease in training revenues, partially offset by a $2.4 million increase in maintenance revenues. The decrease in professional service revenues is primarily attributable to a decline in selling prices of professional services as a result of general pricing pressures and to a lesser extent, a shift to using systems integrators to perform more customer implementations. The decrease in training revenues was due to a decrease in customer training participation as a result of a decline in license revenues. The increase in maintenance revenues was due to greater maintenance fees earned from our larger customer base.

Cost of Revenues

License.    Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased 21% from $2.7 million in 2001 to $3.3 million in 2002. Cost of license revenues represented 2% and 6%, respectively, of license revenues in those periods. The increase in cost of license revenues in absolute dollars and as a percentage of total revenues was attributable to an increase in purchases of third-party software that was integrated into our software applications to enhance our current product offerings.

We expect cost of license revenues as a percentage of license revenues to vary from period to period depending primarily on the fluctuations in the amount of royalties paid to third parties and purchases of third-party software incorporated into our product offerings.

Services.    Cost of services revenues consist primarily of salary and related costs of our professional services, training, support personnel and subcontractor expenses. Cost of services revenues decreased 38% from $60.0 million in 2001 to $37.0 million in 2002. This decrease was primarily attributable to lower subcontractor expenses as a result of greater use of in-house staff to perform customer implementations, a reduction of personnel costs as a result of reduced staffing associated with our restructuring plans and our effort to use systems integrators to perform more customer implementations. Cost of services revenues represented 65% and 53% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues was primarily attributable to an increase in maintenance revenues as a percentage of total services revenues which, generally have lower associated costs in providing such services.

Since our services revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our services revenues decline slower or grow faster than our license revenues. We expect cost of services revenues as a percentage of services revenues to vary from period to period, depending in part on whether the services are performed by our in-house staff, subcontractors or third-party system integrators, and on the overall utilization rates of our in-house professional services staff. As our customers increase their use of systems integrators to perform customer implementations in the future, we expect our services revenues and cost of services revenues to decline as we accordingly reduce the use of subcontractors for these tasks.

Gross Profit.    Gross profit decreased 39% from $141.9 million in 2001 to $86.6 million in 2002. Gross profit represented 70% and 68% of total revenues, respectively, in these periods. The decrease in gross profit as a percentage of total revenues was a result of the decrease in license revenues, as a percentage of total revenues, resulting from a general slowdown in spending on information technology initiatives. The decrease in absolute dollar amounts reflects a decrease in both license and services revenues during those periods.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel and related costs to support product development activities. To date, all software development costs have been expensed in the period incurred. Research and development expenses decreased 16% from $31.4 million in 2001 to $26.5 million in 2002, representing 15% and 21% of total revenues in those periods, respectively. This decrease in absolute dollars primarily reflects lower subcontractor expenses as a result of fewer product development initiatives and increased use of in-house personnel in development activities, and a decrease in personnel costs as a result of reduced staffing.

We expect that the percentage of total revenues represented by research and development expenses will fluctuate from period to period depending primarily on the fluctuation of our revenues, and to a lesser extent to the timing of when we hire new research and development personnel and secondarily on the size and timing of product development projects.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses decreased 27% from $98.9 million in 2001 to $72.3 million in 2002, representing 48% and 57% of total revenues in those periods, respectively. This decrease in absolute dollar amounts primarily relates to lower personnel costs associated with headcount reductions and lower commissions as a result of the decrease in revenues during the respective periods.

We are endeavoring to control, and reduce, our sales and marketing costs in absolute dollars during the current economic slowdown. We anticipate that with evidence of a sustained recovery of the global economy, we would review spending in sales and marketing to expand our customer base and increase brand awareness. We anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on the fluctuation of our revenues and when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

General and Administrative.    General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses decreased 19% from $22.4 million in 2001 to $18.1 million in 2002, representing 11% and 14% of total revenues in those periods, respectively. The decrease in absolute dollar amounts was primarily attributable to decreased personnel costs associated with reduced staffing within general and administrative functions.

We are endeavoring to control, and reduce, our general and administrative costs in light of the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the global economy, we would review investments in our general and administrative infrastructure to support our operations. We expect that the percentage of total revenues represented by general and administrative expenses will fluctuate from period to period depending primarily on the fluctuation of our revenues and when we hire new general and administrative personnel to support our operations.

Amortization of Deferred Stock-Based Compensation.    We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering and in connection with stock options granted and assumed during our business acquisitions. Amortization of deferred stock-based compensation was $14.2 million in 2001 and $4.9 million in 2002. The decrease was primarily attributable to adjustments to deferred compensation recorded associated with employees who were terminated prior to vesting. During 2002, we also recognized cash basis restructuring costs of $1.6 million associated with accelerated vesting of stock awards of terminated employees. Amortization of deferred stock-based compensation is attributable to the following categories for 2001 and 2002, respectively (in thousands):

	2001	2002
Cost of services revenues	$336	$118
Research and development	7,905	1,632
Sales and marketing	4,980	2,872
General and administrative	1,004	258
Restructuring and excess facilities charges	—	1,575

Total	$14,225	$6,455

Amortization of Acquired Intangible Assets.    Effective January 1, 2002, we adopted SFAS No. 142 and we ceased amortizing net goodwill of $148.2 million, including $1.7 million related to assembled workforce. During 2002, we reclassified $1.2 million of goodwill recorded in connection with our acquisition of Neonyoyo, Inc., to deferred stock-based compensation. We expect amortization of acquired intangible assets to be $1.8 million in 2003, $1.5 million in 2004 and $74,000 in 2005.

Restructuring and Excess Facilities Charges.    During 2001, we implemented a restructuring plan to improve our operating performance in light of the global reduction in spending on information technology initiatives. Additionally, we abandoned certain facilities in the San Francisco Bay area and Austin, Texas in an effort to consolidate our existing operating facilities. As a result of these plans, we recorded a charge of $650,000 associated with workforce reductions, which consisted of severance benefits associated with involuntary terminations. We also recorded a $22.2 million charge associated with the abandonment of leased facilities which included our remaining lease commitments, less our estimate of sub-lease income during the duration of the lease commitment, and the impairment of certain operating equipment and leasehold improvements associated with these abandoned facilities.

During 2002, we implemented additional restructuring plans in an effort to better align our expenses and revenues in light of the continued economic slowdown. As a result of these additional restructuring plans, we recorded a charge of $8.1 million associated with workforce reductions and a charge of $25.3 million associated with the abandonment of excess facilities and the impairment of certain operating equipment and leasehold improvement at these facilities. Additionally, due to the deterioration of the commercial real estate market, we revised our assumptions regarding future sublease income for certain facilities previously abandoned in 2001. As a result, we reduced our estimates regarding sublease income and recorded an additional $4.7 million in charges to reflect this change in estimate. The charges we recorded in respect of these abandoned facilities were based on estimated sublease income earned throughout the lease term for these facilities. Our estimates could differ from actual results and such differences could result in additional charges that could materially affect our financial position and results of operations.

Impairment of Goodwill.    We elected to perform our annual impairment test under SFAS No. 142 during the third quarter of 2002. Upon the completion of our analysis under SFAS No. 142, it was determined that an impairment of our goodwill had occurred as a result of a decrease in our market capitalization and due to a decline in our operational performance. Accordingly, we recorded an impairment charge of $76.4 million in 2002, reflecting the write-down of the carrying value of goodwill to its estimated fair value.

Interest and Other Income, Net.    Interest income and other, net, decreased from $8.5 million in 2001 to $6.0 million in 2002 primarily due to the decrease in interest rates earned on cash and short-term investments and lower average cash and short-term investment balances during the period.

Provision for Income Taxes.    Income tax expense decreased from $1.4 million in 2001 to $1.1 million in 2002. Our income tax expense during both periods was associated with state and foreign income taxes.

Comparison of the Years Ended December 31, 2000 and 2001

Revenues

Total revenues increased 53% from $133.6 million in 2000 to $204.6 million in 2001. This increase was primarily attributable to sales to new customers in 2001, as well as due to additional sales to existing customers, reflecting greater market acceptance of our products and expanded product configurations. Our ability to attract new customers was a result of our developing a larger and more experienced sales and marketing staff and as a result of increased levels of partner-influenced sales. During the second quarter of 2001, we began to experience a decline in demand for our products due to a worldwide economic slowdown that has resulted in a substantial reduction in overall spending in information technology initiatives. We also experienced a slight decrease in our average selling prices during 2001, due to overall pricing pressures as well as a shift to a greater number of smaller dollar value agreements accounting for a larger percentage of our total revenues.

License.    License revenues increased 30% from $87.0 million in 2000 to $112.8 million in 2001. License revenues represented 65% and 55% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues reflects delays in customer spending and the general slowdown in the economy. The increase in license revenues in absolute dollars reflected our growing customer base.

Services.    Services revenues increased 97% from $46.6 million in 2000 to $91.9 million in 2001. Services revenues represented 35% and 45% of total revenues, respectively, in those periods. The increase in services revenues as a percentage of total revenues reflected a $24.1 million increase in maintenance fees, a $16.4 million increase in professional services fees, and a $4.8 million increase in training fees. The increased professional services and maintenance fees were due to increased demand for our products, maintenance fees earned from a larger customer base and due to an increase in the number and utilization of our professional services staff.

Cost of Revenues

License.    Cost of license revenues was $1.1 million in 2000 and $2.7 million in 2001. Cost of license revenues represented 1% and 2% of license revenues in 2000 and 2001, respectively. The increase in absolute dollars of cost of license revenues was attributable to an increase in royalties paid to third-party software vendors commensurate with increased revenues of our products.

Services.    Cost of services revenues increased 51% from $40.0 million in 2000 to $60.0 million in 2001. This increase was primarily attributable to an increase in personnel costs as a result of increased staffing to meet the demand of our increased customer base. Cost of services revenues represented 86% and 65% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues was a result of improved productivity and greater utilization in the services organization and due to an increase in maintenance revenues as a percentage of total revenues, which generally have lower associated costs in providing such services.

Gross Profit.    Gross profit increased 53% from $92.5 million in 2000 to $141.9 million in 2001. Gross profit represented 69% and 70% of total revenues in 2000 and 2001, respectively. This increase in absolute dollar amounts reflects increased license and services revenues from a larger customer base.

Operating Expenses

Research and Development.    Research and development expenses increased 78% from $17.7 million in 2000 to $31.4 million in 2001, representing 13% and 15% of total revenues, respectively, in those periods. This increase in absolute dollars was due to an increase in allocated expenses such as rent and depreciation and due to an increase in personnel costs of our product development personnel as a result of increased staffing.

Sales and Marketing.    Sales and marketing expenses increased 36% from $72.7 million in 2000 to $98.9 million in 2001, representing 54% and 48% of total revenues in those periods, respectively. This increase in absolute dollar amounts primarily relates to increases in sales and marketing personnel costs as a result of increased staffing of our sales and marketing departments, and secondarily, increased marketing-related costs associated with brand awareness initiatives and other promotional efforts. The decrease in sales and marketing expenses as a percentage of total revenues reflects total revenues increasing more rapidly than sales expenses and a reduced rate of spending on marketing programs as a result of the economic slowdown.

General and Administrative.    General and administrative expenses increased 61% from $13.9 million in 2000 to $22.4 million in 2001, representing 10% and 11% of total revenues in those periods, respectively. The increase in absolute dollar amounts was due to increased staffing of general and administrative functions to support our expanded operations. Other increases in general and administrative expenses were due to increased bad debt expense and increases in allocated expenses such as rent and depreciation.

Amortization of Deferred Stock-Based Compensation.    Amortization of deferred stock-based compensation was $7.5 million in 2000 and $14.2 million in 2001. Amortization of deferred stock-based compensation is attributable to the following categories for the years ended December 31, 2000 and 2001, respectively (in thousands):

	2000	2001
Costs of services revenues	$683	$336
Research and development	3,401	7,905
Sales and marketing	2,550	4,980
General and administrative	888	1,004

Total	$7,522	$14,225

Amortization of Acquired Intangible Assets.    In July 2000, we recorded intangible assets of approximately $85.4 million in connection with the acquisition of Neonyoyo, Inc. Goodwill related to this transaction approximated $77.9 million, intangible assets related to workforce and covenants not to compete of Neonyoyo, Inc. approximated $7.5 million, and in-process research and development approximated $1.7 million of the purchase price. The total purchase price for this acquisition was approximately $88.2 million. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values at the acquisition date. In October 2000, we recorded intangible assets of approximately $27.2 million in connection with the acquisition of Ajuba Solutions, Inc. including goodwill in the amount of approximately $25.7 million and intangible assets related to workforce of approximately $1.5 million of the purchase price. The total purchase price for this acquisition was approximately $24.9 million. In November 2000, we recorded intangible assets of approximately $147.8 million in connection with the acquisition of Metacode Technologies, Inc. including goodwill of approximately $143.5 million, intangible assets related to the workforce of Metacode of approximately $1.7 million and completed technology of approximately $2.6 million of the purchase price. The total purchase price for this acquisition was approximately $152.5 million. Amortization of acquired intangible assets was $22.3 million in 2000 and $88.3 million in 2001.

Restructuring and Excess Facilities Charges.    During 2001, we implemented a restructuring plan to improve our operating performance in light of the global reduction in spending on information technology initiatives. Additionally, we abandoned certain facilities in the San Francisco Bay area and in Austin, Texas in an effort to consolidate our existing operating facilities. As a result of these plans, we recorded a charge of $650,000 associated with workforce reductions, which consisted of severance benefits associated with involuntary terminations. We also recorded a $22.2 million charge associated with the abandonment of leased facilities which included our remaining lease commitments, less our estimate of sub-lease income during the duration of the lease commitment, and the impairment of certain operating equipment and leasehold improvements associated with these abandoned facilities.

Interest and Other Income, Net.    Interest income and other, net, decreased from $12.1 million in 2000 to $8.5 million in 2001 primarily due to the decrease in interest rates earned on cash and short-term investments.

Provision for Income Taxes.    Income tax expense increased 133% from $610,000 in 2000 to $1.4 million in 2001. Our income tax expense in 2000 and 2001 was associated with state and foreign income taxes.

Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the purchase method of accounting on all transactions initiated after July 1, 2001 and the pooling of interests method is no longer allowed. We adopted the provisions of SFAS No. 141, effective July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on our financial position or results of operations. SFAS No. 142 requires that goodwill and all identifiable intangible assets that have an infinite life be recognized as assets but not be amortized. We are now required to assess these assets for impairment on an annual basis. Identifiable intangible assets that have a finite life will continue to be segregated from goodwill and amortized over their useful lives. We will assess these assets for impairment pursuant to guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 (previously recognized goodwill and intangible assets) are to be accounted for in accordance with the provisions of SFAS No. 142 beginning January 1, 2002. Under SFAS No. 142, we ceased amortizing net goodwill of $148.2 million, which includes $1.7 million related to assembled workforce. We completed our evaluation of goodwill under the SFAS No. 142 transitional impairment test requirements during the second quarter of 2002, and found that the carrying value of goodwill was not impaired as of January 1, 2002. As required by the provisions of SFAS No. 142, we will continue to evaluate goodwill for impairment on an annual basis. In completing our testing, we determined that we have one reporting unit for evaluation purposes. In assessing goodwill for impairment, we will perform the following procedures:

Step 1—We will compare the fair value of our reporting unit(s) to the carrying value, including goodwill of the unit(s). For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, we will move on step two as described below. If a unit’s fair value exceeds the carrying value, no impairment charge would be necessary.

Step 2—We will perform an allocation of the fair value of each reporting unit to our identifiable tangible and non-goodwill intangible assets and liabilities. This will derive an implied fair value for each reporting unit’s goodwill. We will then compare the implied fair value of each reporting unit’s goodwill with the carrying amount of each reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment loss must be recognized for the excess of such amount.

During the three months ended September 30, 2002, we completed our annual impairment testing. Utilizing the steps mentioned above to determine the estimated fair value of goodwill, we determined that an impairment of goodwill had occurred as of the valuation date. Accordingly, we recorded a goodwill impairment charge of $76.4 million. In performing our testing, we were required to make estimates regarding future operating trends and other variables utilized in the analysis. Actual future results could differ from the estimates utilized in the analysis.

SFAS No. 142 requires companies to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. A significant impairment could have a material adverse effect on our financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 superseded SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 established a single accounting model for impairment or disposal by sale of long-lived assets. We adopted the provisions of SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial position or the results of operations.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be allowed to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. We are required to adopt this statement for exit or disposal activities initiated after December 31, 2002. We are currently evaluating the impact, if any, the adoption of SFAS No. 146 will have on our financial position and results of operations.

In January 2002, the FASB issued EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred”, which requires companies to report reimbursements of “out-of-pocket” expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. We adopted the provisions EITF No. 01-14 as of January 1, 2002. Under EITF No. 01-14, we reclassified reimbursable expenses as services revenues and a corresponding increase in cost of services revenues. Reimbursable “out-of-pocket” expenses included within services revenues and cost of services revenues were $1.5 million, $1.9 million and $1.0 million in 2000, 2001 and 2002, respectively.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness Others” (“FIN 45”). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 is effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. We had no existing guarantees as of December 31, 2002 and we do not expect that the adoption of FIN 45 will have a material impact on our financial position or results of operations.

Indemnification and warranty provisions contained within our customer license and service agreements are generally consistent with those prevalent in our industry. The duration of our product warranties generally does not exceed 90 days following delivery of our products. We have not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, we do not maintain accruals for potential customer indemnification or warranty-related obligations.

Liquidity and Capital Resources

Net cash provided by operating activities was $7.9 million in 2001. Net cash used in operating activities was $31.1 million in 2002. Net cash provided by operating activities during 2001 primarily reflected net losses and decreases in accounts payable offset in part by increases in deferred revenue, accrued liabilities, amortization of acquired intangibles, restructuring costs and facilities consolidation charges and amortization of deferred stock-based compensation. Net cash used in operating activities during 2002 primarily reflected net losses and decreases in accrued liabilities offset in part by non-cash charges for impairment of goodwill, restructuring and excess facilities, amortization of deferred stock-based compensation, depreciation expense and decreases in accounts receivable.

A significant portion of our cash inflows have historically been generated by our sales. These inflows may fluctuate significantly. A decrease in customer demand or decrease in the market acceptance of our products would jeopardize our ability to generate positive cash flows from operations.

During 2001 and 2002, investing activities included purchases of property and equipment, principally computer hardware and software to upgrade our current operating systems. Cash used to purchase property and equipment was $16.2 million and $2.0 million during 2001 and 2002, respectively. We do not expect that capital expenditures will increase substantially in future periods in light of our cost control efforts. As of December 31, 2002, we had no material capital expenditure commitments.

During 2001 and 2002, our investing activities included purchases and maturities of short-term investments. Net purchases of investments were $3.1 million during 2001 and net maturities of investments were $27.9 million during 2002. As of December 31, 2002, we had not invested in derivative securities. In the future, we expect that cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

During 2001, our investing activities included a $3.9 million purchase price adjustment, which primarily related to Metacode Technologies, Inc. The purchase price adjustment reflects a reduction in the valuation of cash and investments, subsequent to the acquisition date and upon completion of an audit of Metacode Technologies, Inc.

During 2001 and 2002, our financing activities included proceeds from the issuance of common stock and our repurchase of outstanding stock. During 2001 and 2002, proceeds from the issuance of common stock were $15.4 million and $5.6 million, respectively. During 2001, we repurchased 827,500 shares of our common stock at a cost of $3.6 million. During 2002, we repurchased 3,500,100 shares of our common stock on the open market at a cost of $10.1 million. We may repurchase shares of our common stock on the open market in future quarters.

At December 31, 2002, our sources of liquidity consisted of $181.7 million in cash, cash equivalents and investments. At December 31, 2002, we had $147.4 million in working capital. We have a $20.0 million line of credit with Washington Mutual Business Bank, which bears interest at the Wall Street Journal’s prime rate, which was 4.25% at December 31, 2002 and is secured by cash. This line of credit agreement expires in July 2003. We also have a $7.5 million line of credit with Wells Fargo Bank, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. This line of credit agreement expires in December 2003. We had no outstanding borrowings under these lines of credit as of December 31, 2002. There are no covenant requirements associated with these lines of credit. We intend to maintain these lines of credit in the future.

We lease our facilities under operating lease agreements that expire at various dates through 2010. The following presents our prospective future lease payments under these agreements, excluding potential sub-lease proceeds (in thousands):

Year Ended December 31,	Occupied Facilities	Excess Facilities	Total
2003	$11,569	$8,701	$20,270
2004	10,601	8,895	19,496
2005	10,244	9,104	19,348
2006	10,293	8,679	18,972
2007	5,225	5,873	11,098
Thereafter	414	3,565	3,979

Total minimum lease payments	$48,346	$44,817	$93,163

Of these total minimum lease payment commitments, $38.7 million has been accrued, which is net of estimated sublease income, in restructuring and excess facilities costs at December 31, 2002.

We have entered into various standby letter of credit agreements associated with our facilities operating leases, which serve as required deposits for such facilities. These letters of credit expire at various times through 2013. At December 31, 2002, we had $11.9 million outstanding under standby letters of credit, which are secured by substantially all of our assets. The following presents our outstanding commitments under these agreements at each respective balance sheet date (in thousands):

December 31,	Standby Letters of Credit
2003	$10,625
2004	$8,785
2005	$8,712
2006	$8,712
2007	$6,600
Thereafter	$6,600

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

In addition to other information in this Form 10-K, the following factors should be considered carefully in evaluating Interwoven and our business.

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

We have a limited operating history and are still in the early stages of our development, which makes the evaluation of our business operations and our prospects difficult. We shipped our first product in May 1997. Since that time, we have derived substantially all of our revenues from licensing our TeamSite product and related products and services. In evaluating our common stock, you should consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet and corporate information technology spending. These risks and difficulties, as they apply to us in particular, include:

•	delay or deferral of customer orders or implementations of our products;

•	fluctuations in the size and timing of individual license transactions;

•	the mix of products and services sold;

•	our ability to develop and market new products and control costs;

•	changes in demand for our products;

•	the impact of new products on existing product sales cycles;

•	concentration of our revenues in a single product or family of products and our services;

•	our dependence on large orders;

•	our need to attract, train and retain qualified personnel;

•	our need to establish and maintain strategic relationships with other companies, some of which may in the future become our competitors; and

•	The effect of competition from large enterprise software companies entering the content management market.

One or more of the foregoing factors may cause our operating expenses to be disproportionately high during any given period or may cause our net revenues and operating results to be significantly lower than expected. Based upon the preceding factors, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations, which could harm our business, financial condition and the market price of our common stock.

If we do not increase our license revenues significantly, we will fail to achieve and sustain operating profitability.

We have incurred net losses from operations in each quarter since our inception through the quarter ended December 31, 2002. Our net losses amounted to $6.3 million in 1998, $15.7 million in 1999, $32.1 million in 2000, $129.2 million in 2001 and $148.6 million in 2002. As of December 31, 2002, we had an accumulated deficit of approximately $335.8 million. We anticipate that we will continue to invest in order to expand our customer base and increase brand awareness. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all. Furthermore, we have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as acquisition and stock-based compensation charges. We expect to continue to make acquisitions, which are likely to cause us to incur certain non-cash charges such as stock-based compensation and intangible amortization charges, which will increase our losses.

Reduced demand and increased competition may cause our services revenue to decline and our results to fluctuate unpredictably.

Our services revenues represent a significant component of our total revenues—45% and 55% of total revenues in 2001 and 2002, respectively. We anticipate that services revenues will continue to represent a significant percentage of total revenues in the future, and the actual percentage that it represents will have an impact on our results of operations. To a large extent, the level of services revenues depends upon our ability to license products that generate follow-on services revenues, such as maintenance. Services revenue also depends on demand for professional services, which is subject to fluctuation in response to economic slowdowns. The current economic slowdown has and may continue to reduce demand for our professional services. As systems integrators and other third parties, many of whom are our partners, become proficient in installing and servicing our products, our services revenues have declined and will continue to decline. Whether we will be able to successfully manage our professional services capacity during the current economic slowdown is difficult to predict. If our professional services capacity is too low, we may not be able to capitalize on future increases in demand for our services, but if our capacity is too high, our gross margin on services revenue will be harmed.

Our operating results fluctuate widely and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate unpredictably in the future. However, we anticipate flat revenues, on average, for the next few quarters due to the current economic slowdown. The main factors affecting these fluctuations are:

•	the discretionary nature of our customer’s purchases and their budget cycles;

•	the number of new information technology initiatives launched by our customers;

•	the size and complexity of our license transactions;

•	potential delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	sales force capacity and the influence of reseller partners; and

•	seasonal variations in operating results.

It is possible that in some future periods our results of operations may not meet the forecasts periodically disclosed by management or the expectations of securities analysts and investors. If this occurs, the price of our common stock is likely to decline.

The continuing economic slowdown has reduced our sales and will cause us to experience operating losses.

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

We expect market competition to persist and intensify. Competitive pressures may seriously harm our business and results of operations if they inhibit our future growth, or require us to hold down or reduce prices, or increase our operating costs. Our competitors include, but are not limited to:

•	potential customers that use in-house development efforts; and

•	developers of software that address the need for content management, such as Documentum, File Net, Microsoft, Open Text, Stellent and Vignette.

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

Although we believe the number of our competitors is increasing, we believe there may be consolidation in the content management software industry. We expect that the general downturn of stock prices in the technology-related companies since March 2000 will result in significant acceleration of this trend, with fewer but more financially-sound competitors surviving that are better able to compete with us for our current and potential customers.

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

The market for enterprise content management software is evolving rapidly. We expect that we will continue to need to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that the market for our products will expand or continue to deteriorate further.

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

Our lengthy sales cycle makes it particularly difficult for us to forecast revenues, requires us to incur high costs of revenues, and increases the variability of our quarterly results.

The time between our initial contact with a potential customer and the ultimate sale, which we refer to as our sales cycle, typically ranges between three and nine months, depending largely on the customer. We believe that the continuing economic slowdown has lengthened our sales cycle as customers delay decisions on implementing content management initiatives. If we do not shorten our sales cycle, it will be difficult for us to reduce sales and marketing expenses. In addition, as a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This makes it more difficult to predict quarterly financial performance, or to achieve it, and any delay in completing sales in a particular quarter could harm our business and cause our operating results to vary significantly.

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

We depend on our international operations for a substantial portion of our revenues.

Sales to customers located outside the North America have historically accounted for a significant percentage of our revenues and we anticipate that such sales will continue to represent a significant percentage of our revenues. As a percentage of our total revenues, sales to international customers were 19%, 32% and 34% in 2000, 2001 and 2002, respectively. We face risks associated with our international operations, including:

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

Any of these risks could harm our international operations and cause lower international sales. For example, some European countries already have laws and regulations related to technologies used on the Internet that are more strict than those currently in force in North America. Any or all of these factors could cause our business to be harmed.

We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.

We depend upon our proprietary technology, and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect it. We currently have three issued United States patents and one foreign patent, as well as several U.S. and foreign patents pending approval. It is possible that patents will not be issued from our currently pending patent applications or any future patent application we may file. We have also restricted customer access to our source code and required all employees to enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. In addition, third parties may claim that our products infringe theirs.

Our workforce reductions plans may hurt the morale and performance of our continuing personnel, and make it more difficult to retain the services of key personnel.

We restructured our operations in 2001 and 2002, resulting in substantial workforce reductions of 68 personnel in 2001 and 304 personnel in 2002. These reductions were effected worldwide, in all functional areas. In addition to direct economic costs, these personnel reductions may hurt morale among continuing employees, or create concerns about job security. These morale issues may lower productivity or make it more likely that some of our key employees will seek new employment and require us to hire replacements. These reductions may also make the management of our business more difficult, subject us to increased risk of litigation and make it harder for us to attract employees in the future.

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

Our software products are complex and have in the past and may in the future contain defects or failures that may be detected at any point in the product’s life. We have discovered software defects in the past in some of our products after their release. Although past defects have not had a material effect on our results of operations, in the future we may experience delays or lost revenues caused by new defects. Despite our testing, defects and errors may still be found in new or existing products, and may result in delayed or lost revenues, loss of market share, failure to achieve market acceptance, reduced customer satisfaction, diversion of development resources and damage to our reputation. As has occurred in the past, new releases of products or product enhancements may require us to provide additional services under our maintenance contracts to ensure proper installation and implementation. Moreover, third parties may develop and spread computer viruses that may damage the functionality of our software products. Any damage to or interruption in the performance of our software could also harm our business.

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

We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. Dollars for reporting purposes. Historically, these risks were minimal for us, but as our international revenues and operations have grown and continue to grow, the adverse currency fluctuations could have a material adverse impact on our financial results. Historically, our primary exposures have related to operating expenses and sales in Australia, Asia and Europe that were not U.S. Dollar denominated. The increasing use of the Euro as a common currency for members of the European Union could affect our foreign exchange exposure.

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

The following table presents the amounts of cash equivalents and short-term investments that are subject to interest rate and the average interest rates as of December 31, 2002:

	2002	Fair Value
Cash equivalents and short-term investments	$165,318	$165,318
Average interest rates	2.4%

The following table presents the amounts of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rates as of December 31, 2001:

	2001	Fair Value
Cash equivalents and short-term investments	$191,604	$191,604
Average interest rates	4.5%

We did not hold derivative financial instruments as of December 31, 2002, and have never held such instruments in the past. In addition, we had no outstanding debt as of December 31, 2002.

As of December 31, 2002, we had unrealized gains of $323,000 associated with these investments. Assuming an average investment balance of $200.0 million, if interest rates were to increase (decrease) by 10%, this would result in a $473,000 increase (decrease) in annual interest income.

Foreign Currency Risk

Currently the majority of our sales and expenses are denominated in U.S. Dollars; as a result we have experienced no significant foreign exchange gains and losses to date. While we do expect to effect some transactions in foreign currencies in 2003, we do not anticipate that foreign exchange gains or losses will be significant. We have not engaged in foreign currency hedging activities to date.

Commodity Price Risk

We did not hold commodity instruments as of December 31, 2002, and have never had such instruments in the past.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Part IV, Item 15 of this Form 10-K for a listing of financial statements presented in the section entitled “Financial Statements.”

QUARTERLY CONSOLIDATED FINANCIAL DATA

	Three Months Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands)
Consolidated Statement of Operations Data:
Revenues:
License	$39,033	$30,697	$20,712	$22,330	$14,927	$15,946	$12,398	$14,038
Services	21,674	24,903	23,079	22,205	17,745	17,070	17,635	17,073

Total revenues	60,707	55,600	43,791	44,535	32,672	33,016	30,033	31,111

Cost of revenues:
License	490	682	660	888	948	1,069	599	667
Services	16,279	16,606	14,479	12,604	9,973	9,202	9,165	8,621

Total cost of revenues	16,769	17,288	15,139	13,492	10,921	10,271	9,764	9,288

Gross profit	43,938	38,312	28,652	31,043	21,751	22,745	20,269	21,823

Operating Expenses:
Research and development	8,923	7,944	6,909	7,658	6,971	7,029	6,720	5,796
Sales and marketing	28,545	26,094	21,984	22,309	20,747	17,938	17,566	16,097
General and administrative	5,770	5,660	5,408	5,597	5,083	4,509	4,412	4,100
Amortization of deferred stock-based compensation	4,575	4,286	3,207	2,157	3,207	58	1,020	595
Amortization of acquired intangible assets	22,072	21,928	22,209	22,109	1,236	1,310	732	444
Restructuring and excess facilities charges	—	12,784	10,032	—	1,220	7,244	1,179	28,441
Impairment of goodwill	—	—	—	—	—	—	76,431	—

Total operating expenses	69,885	78,696	69,749	59,830	38,464	38,088	108,060	55,473

Loss from operations	(25,947)	(40,384)	(41,097)	(28,787)	(16,713)	(15,343)	(87,791)	(33,650)
Interest and other income, net	2,779	2,210	1,997	1,474	1,503	1,886	1,284	1,285
Provision for income taxes	(1,148)	(272)	—	—	(454)	(334)	(116)	(173)

Net loss	$(24,316)	$(38,446)	$(39,100)	$(27,313)	$(15,664)	$(13,791)	$(86,623)	$(32,538)

QUARTERLY CONSOLIDATED FINANCIAL DATA (continued)

	Three Months Ended
	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(as a percentage of revenues)
Consolidated Statement of Operations Data:
Revenues:
License	64%	55%	47%	50%	46%	48%	41%	45%
Services	36	45	53	50	54	52	59	55

Total revenues	100	100	100	100	100	100	100	100

Cost of revenues:
License	1	1	2	2	3	3	2	2
Services	27	30	33	28	31	28	31	28

Total cost of revenues	28	31	35	30	34	31	33	30

Gross profit	72	69	65	70	66	69	67	70

Operating Expenses:
Research and development	15	14	16	17	21	21	22	19
Sales and marketing	47	47	50	50	64	54	58	52
General and administrative	10	10	12	13	16	14	15	13
Amortization of deferred stock-based compensation	8	8	7	5	10	—	3	2
Amortization of acquired intangible assets	36	39	51	50	4	4	2	1
Restructuring and excess facilities charges	—	23	23	—	4	22	4	91
Impairment of goodwill	—	—	—	—	—	—	254	—

Total operating expenses	116	141	159	135	119	115	358	178

Loss from operations	(44)	(72)	(94)	(65)	(53)	(46)	(291)	(108)
Interest and other income, net	5	4	5	3	5	6	4	4
Provision for income taxes	(2)	—	—	—	(1)	(1)	—	(1)

Net loss	(41)%	(68)%	(89)%	(62)%	(49)%	(41)%	(287)%	(105)%

As a result of our limited operating history and the emerging nature of the market for enterprise content management software and services in which we compete, it is difficult for us to forecast our revenues or earnings accurately. It is possible that in some future periods our results of operations may not meet or exceed the expectations of public market analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and will likely cause fluctuations in the future, include:

•	the size of customer orders and the timing of product and service deliveries;

•	variability in the mix of products and services sold;

•	our ability to retain our current customers and attract new customers;

•	the amount and timing of operating costs relating to expansion of our business, including our planned international expansion;

•	the announcement or introduction of new products or services by us or our competitors;

•	our ability to attract and retain personnel, particularly management, engineering and sales personnel and technical consultants;

•	our ability to upgrade and develop our systems and infrastructure to accommodate our growth; and

•	costs related to acquisition of technologies or businesses.

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

The information about directors and compliance with Section 16(a) of the Securities and Exchange Act of 1934 that is required by this Item is incorporated by reference to our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the captions “Proposal No. 1—Election of Directors,” and “Compliance Under Section 16(a) of the Securities Exchange Act of 1934.”

The following table presents information regarding our executive officers:

Name	Age	Position
John W. Van Siclen	46	President, Chief Executive Officer and Director
David M. Allen	44	Senior Vice President, Chief Financial Officer and Secretary
Alex K. Choy	41	Senior Vice President of Engineering
Thor R. Culverhouse	39	Senior Vice President of Worldwide Sales and Field Operations
Jack S. Jia	39	Senior Vice President and Chief Technical Officer
Steven J. Martello	53	Senior Vice President of Professional Services
Rene L. White	51	Senior Vice President of Marketing

John W. Van Siclen has served as our President, and Chief Executive Officer since July 2002, and as a director since January 2002. From January 2002 to July 2002, he served as our President and Chief Operating Officer. From May 2001 to January 2002, he served as our Senior Vice President and Chief Operating Officer. From December 1999 to April 2001, he served as our Vice President of Corporate and Business Development. Prior to joining Interwoven, Mr. Van Siclen served as President and Chief Executive Officer of Perspecta, Inc., an Internet software company, from 1997 to November 1999. Mr. Van Siclen holds a Bachelor of Arts in history from Princeton University.

David M. Allen has served as our Senior Vice President, Chief Financial Officer and Secretary since July 2000. From March 1999 to July 2000, he served as our Vice President, Chief Financial Officer and Secretary. Prior to joining Interwoven, Mr. Allen served as Vice President and Chief Financial Officer of Object Systems Integrators, Inc., a telecommunications network management company, from 1996 to March 1999. Mr. Allen holds a Bachelor of Science in accounting from the University of Maryland.

Alex K. Choy has served as our Senior Vice President of Engineering since January 2002. From November 1999 to January 2002, he served as our Vice President of Engineering. From April 1999 to November 1999, he served as a Director of Engineering. Prior to joining Interwoven, from 1996 to April 1999, Mr. Choy served in a number of positions with VERITAS Software, Inc., a software storage management company, including most recently as a Vice President of Engineering and General Manager. Mr. Choy holds a Bachelor of Science in computer science from the University of California at Berkeley and a Masters of Science in computer science from Stanford University.

Thor R. Culverhouse has served as our Senior Vice President of Worldwide Sales and Field Operations since joining Interwoven in July 2002. Prior to joining Interwoven, from July 2001 to July 2002, Mr. Culverhouse served as the Vice President of Sales and Alliances of the Data Management Group of IBM, an information technology hardware, software and services company. From March 1999 to July 2001, Mr. Culverhouse served as the Vice President of Sales of Americas of Informix Corporation, a database software company. From October 1998 to March 1999, Mr. Culverhouse served as a Director of Sales of Enron Communications, a networking solutions company and a division of Enron Corporation. From 1997 to October 1998, Mr. Culverhouse served as the Vice President of Sales of Americas of Snell and Wilcox Ltd., a designer and manufacturer of broadcast communication systems. Mr. Culverhouse holds a Bachelor of Science in electrical engineering from Washington State University and a Masters in Business Administration from the University of Portland.

Jack S. Jia has served as our Senior Vice President and Chief Technical Officer since January 2002. From October 2000 to January 2002, he served as our Senior Vice President of Engineering. From January 1997 to October 2000, he served in a variety of positions, including most recently as our Vice President of Engineering. Prior to joining Interwoven, Mr. Jia was a founder of V-Max America, Inc., a computer distribution company, where he served as the Chief Executive Officer from 1993 to October 1998. Mr. Jia holds a Bachelor of Science in electrical engineering and a Master of Science in computer science from the Northern Jiao-Tong University, Beijing, a Master of Science in electrical engineering from Polytechnic University of New York, and a Master of Business Administration from Santa Clara University.

Steven J. Martello has served as our Senior Vice President of Client Services since joining Interwoven in April 2002. Prior to joining Interwoven, from November 1999 to April 2002, Mr. Martello served as the Vice President of Delivery Services of Scient Corporation, an eBusiness solutions and services company. From 1982 to October 1999, Mr. Martello served in a number of positions with IBM, an information technology hardware, software and services company, including most recently as a Vice President of Development of Insurance and Public Sectors. Mr. Martello holds a Bachelor of Science from the State University of New York at Albany, a Master of Science in educational psychology from the State University of New York at Albany, and a Masters of Science in computer science from Union College.

Rene L. White has served as our Senior Vice President of Worldwide Marketing since joining Interwoven in October 2002. Prior to joining Interwoven, from March 2001 to September 2002, Mr. White served as the Vice President of Worldwide Marketing of TIBCO Software, a business integration software company. From September 1999 to February, 2001, Mr. White served as the Senior Vice President of Marketing of eConvergent Inc., a customer relationship management software company. From February 1998 to August 1999, Mr. White served as the Senior Vice President of Marketing of Saratoga Systems, a customer relationship management software company. From 1996 to January 1998, Mr. White served as the Vice President of Solutions Marketing and Training of Oracle Corporation, an enterprise business application and database software corporation. Mr. White holds a Bachelor of Arts in journalism from the California State University at Fullerton.

ITEM 11.	EXECUTIVE COMPENSATION

The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the caption “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2003 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.”

ITEM 14.	CONTROLS AND PROCEDURES

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

Given the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is also based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART IV

ITEM 15.	EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a)  1.  Consolidated Financial Statements

See index to Consolidated Financial Statements and Financial Statement Schedule at page 49 of this Form 10-K.

      2.  Financial Statements Schedule

See index to Consolidated Financial Statements and Financial Statement Schedule at page 49 of this Form 10-K.

3.  Exhibits

(a)  The following exhibits are filed as part of this report:

		Incorporated by Reference
Number	Exhibit Title	Form	Date	Number	Filed Herewith
3.01	Registrant’s Third Amended and Restated Certificate of Incorporation	S-1	12/17/99	3.03

3.02	Certificate of Amendment of the Registrant’s Third Amended and Restated Certificate of Incorporation	S-3	11/22/00	3.03

3.03	Registrant’s Amended and Restated Bylaws	10-K	06/20/01	3.03

4.01	Form of Certificate for Registrant’s common stock	S-1	07/27/99	4.01

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers	S-1	07/27/99	10.01

10.02*	1996 Stock Option Plan and related agreements	S-1	07/27/99	10.02

10.03*	1998 Stock Option Plan and related agreements	S-1	07/27/99	10.03

10.04*	1999 Equity Incentive Plan	S-8	01/24/01	4.01

10.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan	S-1	07/27/99	10.04

10.06*	1999 Employee Stock Purchase Plan	S-8	01/24/01	4.03

10.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1	07/27/99	10.05

10.08*	2000 Stock Incentive Plan	S-8	09/26/00	4.01

10.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan	S-8	06/22/00	4.03

10.10	Regional Prototype Profit Sharing Plan and Trust/Account Standard Plan Adoption Agreement AA #001	S-1	07/27/99	10.06

10.11*	Employment Agreement between Interwoven, Inc. and Martin W. Brauns dated February 27, 1998	S-1	07/27/99	10.07

10.12*	Offer Letter to David M. Allen from Interwoven, Inc. dated February 12, 1999	S-1	07/27/99	10.13

10.13*	Offer Letter to Jack S. Jia from Interwoven, Inc. dated January 3, 1997	S-1	07/27/99	10.08

10.14	Build-To-Suit Lease Agreement dated March 18, 1997 between Sunnyvale Partners Limited Partnership and First Data Merchant Services Corporation	S-1	07/27/99	10.20

10.15	Sublease dated April 24, 1998 between First Data Merchant Services Corporation and Interwoven, Inc.	S-1	07/27/99	10.21

10.16†	Preferred Stock Warrant to Purchase Shares of Series E Preferred Stock of Registrant	S-1	07/27/99	10.25

10.17*	Offer Letter to John Van Siclen from Interwoven, Inc. dated December 17, 1999	S-1	12/17/99	10.30

10.18	Assignment of Lease between beyond.com and Interwoven, Inc.	S-1	12/17/99	10.31

10.19	Ariba Plaza Sublease dated June 28, 2001 between Ariba, Inc. and Interwoven	10-Q	08/13/01	10.01

10.20	Revolving Line of Credit Note dated August 2, 2001, between Wells Fargo Bank and Interwoven	10-Q	08/13/01	10.02

10.21	Letter of Commitment dated May 17, 2001 from Washington Business Mutual Bank	10-Q	08/13/01	10.03

		Incorporated by Reference
Number	Exhibit Title	Form	Date	Number	Filed Herewith
10.22	Amended and Restated Ariba Plaza Sublease dated August 6, 2001 between Ariba, Inc. and Interwoven	10-Q	11/14/01	10.01

10.23*	Form of Amendment No. 1 to Stock Option Agreement between Registrant and each of the officers identified in this exhibit	10-Q	11/13/02	10.01

21.1	Subsidiaries of the Registrant				X

23.1	Consent of KPMG LLP, independent auditors				X

23.2	Consent of PricewaterhouseCoopers LLP, independent accountants				X

*	Management contract, compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.

(b)  The registrant did not file any reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERWOVEN, INC.

Date: March 25, 2003	By:	/s/ DAVID M. ALLEN
David M. Allen Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN W. VAN SICLEN John W. Van Siclen	President and Chief Executive Officer (principal executive officer) and Director	March 25, 2003

/s/ DAVID M. ALLEN David M. Allen	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 25, 2003

Additional Directors:

/s/ MARTIN W. BRAUNS Martin W. Brauns	Chairman of the Board	March 25, 2003

/s/ KATHRYN C. GOULD Kathryn C. Gould	Director	March 25, 2003

/s/ FRANK J. FANZILLI, JR. Frank J. Fanzilli, Jr.	Director	March 25, 2003

/s/ RONALD E. F. CODD Ronald E. F. Codd	Director	March 25, 2003

/s/ ANTHONY ZINGALE Anthony Zingale	Director	March 25, 2003

I, John W. Van Siclen, certify that:

1.	I have reviewed this annual report on Form 10-K of Interwoven, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003

By:	/s/ JOHN W. VAN SICLEN
John W. Van Siclen President and Chief Executive Officer

I, David M. Allen, certify that:

1.	I have reviewed this annual report on Form 10-K of Interwoven, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 25, 2003

By:	/s/ DAVID M. ALLEN
David M. Allen Senior Vice President and Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

As required under Item 8 Financial Statement and Supplementary Data, the Consolidated Financial Statements of the Registrant are provided in this separate section. The Consolidated Financial Statements included in this Section are as follows:

Financial Statements:

•	Consolidated Balance Sheets as of December 31, 2001 and 2002	52

•	Consolidated Statements of Operations and Comprehensive Loss for each of the three years ended December 31, 2000, 2001 and 2002	53

•	Consolidated Statements of Stockholders’ Equity for each of the three years ended December 31, 2000, 2001 and 2002	54

•	Consolidated Statements of Cash Flows for each of the three years ended December 31, 2000, 2001 and 2002	55

Financial Statement Schedule:

•	Schedule II – Valuation and Qualifying Accounts	S-1

All other Schedules are omitted because they are not required, are not applicable, or the information is included in the financial statement notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and

Stockholders of Interwoven, Inc.:

We have audited the accompanying consolidated balance sheets of Interwoven, Inc. and subsidiaries (“Interwoven” or the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interwoven, Inc, and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

/s/    KPMG LLP

Mountain View, California

January 24, 2003, except as to

Note 11, which is as of February 19, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Interwoven, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index appearing under item 15(a)(1) on page 43 present fairly, in all material respects, the financial position of Interwoven, Inc. and its subsidiaries at December 31 2000, and the results of their operations and their cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) on page 43, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

January 18, 2001

INTERWOVEN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$69,312	$58,855
Short-term investments	150,656	122,814
Accounts receivable, net of allowances of $2,178 and $1,926 in 2001 and 2002, respectively	34,628	22,151
Prepaid expenses	5,217	3,715
Other current assets	1,718	3,562

Total current assets	261,531	211,097
Property and equipment, net	19,580	11,694
Goodwill, net	148,218	70,564
Other intangible assets, net	6,141	3,308
Restricted cash	605	378
Other assets	2,035	1,616

	$438,110	$298,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,817	$3,438
Accrued liabilities	23,133	13,319
Restructuring and excess facilities costs	4,304	10,564
Deferred revenue	39,067	36,331

Total current liabilities	72,321	63,652

Accrued liabilities, net of current portion	2,211	2,070
Restructuring and excess facilities costs, net of current portion	11,573	29,210

Total liabilities	86,105	94,932

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized; 104,474 and 103,685 shares issued and outstanding in 2001, respectively; 102,536 shares issued and outstanding in 2002	105	102
Treasury stock, at cost; 789 shares and none, respectively	(3,594)	—
Additional paid-in capital	553,006	541,275
Deferred stock-based compensation	(10,584)	(2,166)
Accumulated other comprehensive income	265	323
Accumulated deficit	(187,193)	(335,809)

Total stockholders’ equity	352,005	203,725

	$438,110	$298,657

The accompanying notes are an integral part of these consolidated financial statements.

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

	Year Ended December 31,
	2000	2001	2002
Revenues:
License	$87,006	$112,772	$57,309
Services	46,597	91,861	69,523

Total revenues	133,603	204,633	126,832

Cost of revenues:
License	1,100	2,720	3,283
Services	40,015	59,968	36,961

Total cost of revenues	41,115	62,688	40,244

Gross profit	92,488	141,945	86,588

Operating expenses:
Research and development	17,700	31,434	26,516
Sales and marketing	72,683	98,932	72,348
General and administrative	13,941	22,435	18,104
Amortization of deferred stock-based compensation	7,522	14,225	4,880
Amortization of acquired intangible assets	22,318	88,318	3,722
In-process research and development	1,824	—	—
Restructuring and excess facilities charges	—	22,816	38,084
Impairment of goodwill	—	—	76,431

Total operating expenses	135,988	278,160	240,085

Loss from operations	(43,500)	(136,215)	(153,497)
Interest and other income, net	12,055	8,460	5,958

Loss before income taxes	(31,445)	(127,755)	(147,539)
Provision for income taxes	610	1,420	1,077

Net loss	$(32,055)	$(129,175)	$(148,616)

Basic and diluted net loss per share	$(0.35)	$(1.29)	$(1.45)

Shares used in computing basic and diluted net loss per share	91,979	99,940	102,427

Comprehensive loss:
Net loss	$(32,055)	$(129,175)	$(148,616)
Other comprehensive income:
Unrealized gains on investments, net	—	265	58

Total comprehensive loss	$(32,055)	$(128,910)	$(148,558)

The accompanying notes are an integral part of these consolidated financial statements.

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Stock Amount	Treasury Shares	Stock Amount	Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balances at December 31, 1999	91,544	$92	—	$—	$106,145	$(202)	$(4,732)	$—	$(25,963)	$75,340
Common stock issued upon follow-on offering, net of issuance costs of approximately $10 million	4,000	4	—	—	152,385	—	—	—	—	152,389
Issuance of common stock under stock plans	2,179	2	—	—	6,807	—	—	—	—	6,809
Issuance of common stock for acquisitions	4,394	4	—	—	244,130	—	—	—	—	244,134
Exercise of mandatorily redeemable preferred stock warrant into common stock	54	—	—	—	10	—	—	—	—	10
Repayment of notes receivable from stockholders	—	—	—	—	—	202	—	—	—	202
Deferred stock-based compensation	—	—	—	—	30,417	—	(30,417)	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	—	7,522	—	—	7,522
Net loss	—	—	—	—	—	—	—	—	(32,055)	(32,055)

Balances at December 31, 2000	102,171	102	—	—	539,894	—	(27,627)	—	(58,018)	454,351
Treasury stock repurchased	—	—	(828)	(3,594)	—	—	—	—	—	(3,594)
Issuance of common stock for acquisitions	359	—	39	—	—	—	—	—	—	—
Repurchase of common stock	(763)	(1)	—	—	(42)	—	—	—	—	(43)
Issuance of common stock under stock plans	2,707	4	—	—	15,428	—	—	—	—	15,432
Deferred stock-based compensation	—	—	—	—	(2,274)	—	2,818	—	—	544
Amortization of stock-based compensation	—	—	—	—	—	—	14,225	—	—	14,225
Unrealized gain on investments	—	—	—	—	—	—	—	265	—	265
Net loss	—	—	—	—	—	—	—	—	(129,175)	(129,175)

Balances at December 31, 2001	104,474	105	(789)	(3,594)	553,006	—	(10,584)	265	(187,193)	352,005
Treasury stock repurchased	—	—	(3,500)	(10,067)	—	—	—	—	—	(10,067)
Treasury stock retired	(4,289)	(4)	4,289	13,661	(13,657)	—	—	—	—	—
Repurchase of common stock	(99)	—	—	—	(24)	—	—	—	—	(24)
Issuance of common stock under stock plans	2,450	1	—	—	5,637	—	—	—	—	5,638
Reversal of stock-based compensation for terminated employees	—	—	—	—	(5,742)	—	5,742	—	—	—
Amortization of stock-based compensation	—	—	—	—	2,055	—	4,400	—	—	6,455
Deferred stock-based compensation	—	—	—	—	—	—	(1,724)	—		(1,724)
Unrealized gain on investments	—	—	—	—	—	—	—	58	—	58
Net loss	—	—	—	—	—	—	—	—	(148,616)	(148,616)

Balances at December 31, 2002	102,536	$102	—	$—	$541,275	$—	$(2,166)	$323	$(335,809)	$203,725

The accompanying notes are an integral part of these consolidated financial statements.

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows provided by (used in) operating activities:
Net loss	$(32,055)	$(129,175)	$(148,616)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,071	8,078	8,647
Amortization of deferred stock-based compensation	7,522	14,225	4,880
Amortization of acquired intangible assets	22,318	88,317	3,722
Impairment of goodwill	—	—	76,431
Provisions for doubtful accounts	2,465	(418)	(252)
Issuance of common stock for services	1,626	—	—
In-process research and development	1,824	—	—
Restructuring and excess facilities charges	—	19,344	25,101
Changes in assets and liabilities:
Accounts receivable	(31,120)	66	12,729
Prepaid expenses and other assets	(10,233)	2,417	304
Accounts payable	(14)	(4,101)	(2,379)
Accrued liabilities	22,054	4,294	(8,945)
Deferred revenue	32,590	4,863	(2,736)

Net cash provided by (used in) operating activities	20,048	7,910	(31,114)

Cash flows from investing activities:
Purchase of property and equipment	(13,760)	(16,239)	(1,967)
Purchases of investments	(168,028)	(189,072)	(221,135)
Maturities of investments	81,904	185,934	249,035
Cash paid for businesses acquired, net	(13,900)	—	—
Purchased technology	—	(2,160)	(823)
Purchase price adjustments	—	(3,887)	—

Net cash provided by (used in) investing activities	(113,784)	(25,424)	25,110

Cash flows from financing activities:
Proceeds from exercise of mandatorily redeemable preferred stock warrants into common stock	10	—	—
Proceeds from issuance of common stock	5,183	15,432	5,638
Proceeds from issuance of common stock in public offerings, net	152,389	—	—
Repayment of notes receivable from stockholders	202	—	—
Repurchase of treasury stock	—	(3,594)	(10,067)
Repurchase of common stock	—	(43)	(24)

Net cash provided by (used in) financing activities	157,784	11,795	(4,453)

Net increase (decrease) in cash and cash equivalents	64,048	(5,719)	(10,457)
Cash and cash equivalents at beginning of the year	10,983	75,031	69,312

Cash and cash equivalents at end of the year	$75,031	$69,312	$58,855

Supplemental cash flow disclosures:
Cash paid for income taxes	$545	$492	$1,319

Supplemental non-cash activity:
Deferred stock-based compensation	$30,417	$(2,818)	$(5,742)

Unrealized gain on investments	$—	$265	$58

Retirement of treasury stock	$—	$—	$(13,661)

The accompanying notes are an integral part of these consolidated financial statements.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—The Company and Summary of Significant Accounting Policies:

The Company

Interwoven, Inc. (the “Company”) is a provider of software products and services that help customers automate the process of developing, managing and deploying content used in business applications. This is often referred to as “enterprise content management.” The Company also markets and sells its software products and services through its wholly owned subsidiaries in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan, and the United Kingdom.

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

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with a maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments. All other liquid investments are classified as short-term. Short-term investments consist of commercial paper and corporate bonds.

Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Investments are classified as available-for-sale when the Company generally has the ability and the intent to hold such securities to maturity but, in certain circumstances, may potentially dispose of such securities prior to their maturity to implement management strategies. All such securities are reported at fair value with the corresponding unrealized gains and losses reported as a separate component of accumulated other comprehensive income within stockholders’ equity.

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

Capitalization of Internal Use Software Costs

Costs of internal use software are accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1 (“SOP 98-1”). SOP 98-1 requires that software developed for internal use be capitalized once certain criteria have been met. To date, no costs related to internally developed software have been capitalized. Software purchases for internal use, along with the costs of implementation services, are capitalized and amortized over the estimated useful life of the software, generally three to five years.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable and accounts payable. Accounts receivable, cash and accounts payable are carried at cost, which approximate fair value due to short-term maturities. Cash equivalents and short-term investments are stated at their fair value based on quoted market prices.

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

Collectibility is probable.    The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection, and product acceptance for each customer within each geographic sales region. The Company typically sells to customers, for whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If the Company determines from the outset of an arrangement that collectibility is not probable based upon its review process, revenue is recognized as payments are received.

Due to the Company’s relatively limited operating history outside of the United States, the Company generally defers revenue recognition on sales outside of the United States until cash is collected or when a letter of credit is obtained. However, the Company recognizes revenue from sales occurring in Northern Europe and Australia upon the signing of the contract and shipment of the product, assuming all other revenue recognition criteria have been met because its history of collections and the development of its sales infrastructure in those regions allow it to ascertain that collection is probable. The Company expects to continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations once it has developed an adequate infrastructure and collections history for customers in those regions.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the maintenance, support and professional services components of its perpetual license arrangements. The Company sells its professional services separately, and has established VSOE on this basis. VSOE for maintenance and support is determined based upon the customer’s annual renewal rates for these elements. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over their respective terms. The Company recognizes revenue from time-based licenses ratably over the license terms as the Company does not have VSOE for the individual elements in these arrangements.

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

Software Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility is established. Development costs are capitalized beginning when a product’s technological feasibility has been established and ending when the product is available for general release to customers. Technological feasibility is reached when the product reaches the working model stage. To date, products and enhancements have generally reached technological feasibility and have been released for sale at substantially the same time and all research and development costs have been expensed.

Advertising Costs

The Company accounts for advertising costs as sales and marketing expense in the period in which they are incurred. However, the Company does not advertise extensively. Advertising expense for the years ended December 31, 2000, 2001 and 2002 was $344,000, $387,000 and $340,000, respectively.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. Dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of each reporting period, non-monetary assets and liabilities are translated at historical rates and revenues and expenses are translated at the average exchange rates in effect during the period. Transaction gains and losses, which are included in interest and other income in the accompanying consolidated statements of operations, have not been significant.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Income Taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, with a valuation allowance, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Intangible Assets

Intangible assets including goodwill, purchased technology and other intangible assets are carried at cost less accumulated amortization. The Company amortizes identifiable intangibles, other than goodwill, on a straight-line basis over their estimated useful lives, ranging from two and four years.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires recognition of impairment of long-lived assets in the event that events or circumstances indicate an impairment may have occurred and when the net book value of such assets exceeds the future undiscounted cash flows attributed to such assets. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

Stock-Based Compensation

At December 31, 2002, the Company has five stock-based employee compensation plans, which are described more fully in Note 9. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In connection with stock options granted and assumed through acquisitions during the years ended December 31, 1999, and 2000, the Company recorded deferred stock-based compensation totaling $7.3 million and $30.4 million, respectively, which is being amortized over the vesting periods of the applicable options. Amortization expense recognized during the year ended December 31, 2000, 2001 and 2002 totaled approximately $7.5 million, $14.2 million and $4.9 million, respectively. During 2002, the Company also recognized cash basis restructuring costs of $1.6 million associated with accelerated vesting of stock awards of terminated employees. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. The following table presents the pro forma information (in thousands, except per share amounts):

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31,
	2000	2001	2002
Net loss, as reported	$(32,055)	$(129,175)	$(148,616)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	7,522	14,225	6,455
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(78,979)	(69,430)	(24,806)

Pro forma net loss	$(103,512)	$(184,380)	$(166,967)

Net loss per share:
Basic and diluted—as reported	$(0.35)	$(1.29)	$(1.45)

Basic and diluted—pro forma	$(1.13)	$(1.84)	$(1.63)

The Company calculated the fair value of each option grant on the date of grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Year Ended December 31,
	2000	2001	2002
Risk-free interest rates	6.0%	4.6%	3.8%
Expected lives from vest date (in years)—Options	0.5	0.5	1.0
Expected lives from vest date (in years)—ESPP	0.5	0.5	0.5
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	90.0%	90.0%	89.2%

Amortization of deferred stock-based compensation is attributable to the following categories (in thousands):

	Year Ended December 31,
	2000	2001	2002
Cost of service revenues	$683	$336	$118
Research and development	3,401	7,905	1,632
Sales and marketing	2,550	4,980	2,872
General and administrative	888	1,004	258
Restructuring and excess facilities charges	—	—	1,575

Total	$7,522	$14,225	$6,455

Comprehensive Income (Loss)

        The Company adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income.” SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes in equity (net assets) during a period from non-owner sources. During the year ended December 31, 2000, the Company did not have any material transactions that were required to be reported in other comprehensive income (loss) other than net loss. During the years ended December 31, 2001 and 2002, other comprehensive income consisted of net unrealized gains on investments and net loss.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company limits its exposure to credit loss by placing its cash equivalents and short-term investments with major financial institutions. The Company’s accounts receivable are derived from revenues earned from customers located in the U.S. and abroad and are primarily denominated in U.S. Dollars. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility of accounts receivable.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the purchase method of accounting on all transactions initiated after July 1, 2001 and the pooling of interests method is no longer allowed. The Company adopted the provisions of SFAS No. 141, effective July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on its financial position or results of operations. SFAS No. 142 requires that goodwill and all identifiable intangible assets that have an infinite life be recognized as assets but not be amortized. The Company is now required to assess these assets for impairment on an annual basis. Identifiable intangible assets that have a finite life will continue to be segregated from goodwill and amortized over their useful lives. The Company will assess these assets for impairment pursuant to guidance in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 (previously recognized goodwill and intangible assets) have been accounted for in accordance with the provisions of SFAS No. 142 beginning January 1, 2002. Under SFAS No. 142, the Company ceased amortizing net goodwill of $148.2 million, which includes $1.7 million related to assembled workforce. The Company completed its evaluation of goodwill under the SFAS No. 142 transitional impairment test requirements during the second quarter of 2002, and found that the carrying value of goodwill was not impaired as of January 1, 2002. As required by the provisions of SFAS No. 142, the Company will continue to evaluate goodwill for impairment on an annual basis . In completing its testing, the Company determined that it has one reporting unit for evaluation purposes. In assessing goodwill for impairment, the Company will perform the following procedures:

Step 1—The Company will compare the fair value of its reporting unit(s) to the carrying value, including goodwill of each of those unit(s). For each reporting unit where the carrying value, including goodwill, exceeds the unit’s fair value, the Company will move on to step two as described below. If a unit’s fair value exceeds the carrying value, no impairment charge is necessary.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

SFAS No. 142 requires companies to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations.

The following table provides information relating to the intangible and other assets contained within the Company’s audited consolidated balance sheets as of December 31, 2001 and December 31, 2002 (in thousands):

	December 31, 2001		December 31, 2002
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$253,358	$105,140	$252,135	$181,571

Acquired identifiable intangibles:
Covenants not to compete	$6,929	$4,908	$6,929	$6,929
Completed technology	5,085	965	5,975	2,667

	$12,014	$5,873	$12,904	$9,596

During 2002, the Company reclassified $1.2 million in goodwill originally recorded in connection with its acquisition of Neonyoyo, Inc. to deferred stock-based compensation and recorded a charge of $76.4 million associated with the impairment of goodwill in connection with its annual impairment testing. Amortization of acquired intangible assets for the year ended December 31, 2001 and 2002 represented $88.3 million and $3.7 million, respectively. The Company expects annual amortization of acquired intangible assets to be $1.8 million in 2003, $1.5 million in 2004 and $74,000 in 2005.

The following table presents the effects of SFAS No. 142, assuming the Company had adopted the standard as of January 1, 2000, (in thousands, except per share amounts):

	Year Ended December 31,
	2000	2001	2002
Net loss, as reported	$(32,055)	$(129,175)	$(148,616)
Adjustments:
Amortization of goodwill	20,319	82,178	—
Amortization of acquired workforce	447	1,661	—

Total adjustments	20,766	83,839	—

Net loss, as adjusted	$(11,289)	$(45,336)	$(148,616)

Basic and diluted net loss per share, as reported	$(0.35)	$(1.29)	$(1.45)

Basic and diluted net loss per share, as adjusted	$(0.12)	$(0.45)	$(1.45)

Shares used in net loss per share computation	91,979	99,940	102,427

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 superceded SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 established a single accounting model for impairment or disposal by sale of long-lived assets. The Company adopted the provisions of SFAS No. 144 as of January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial position and results of operations of the Company.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

In January 2002, the FASB issued EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for out-of-pocket Expenses Incurred”, which requires companies to report reimbursements of “out-of-pocket” expenses as revenues and the corresponding expenses incurred as costs of revenues within the income statement. The Company adopted the provisions of EITF No. 01-14 as of January 1, 2002. Under EITF No. 01-14, the Company reclassified reimbursable expenses as services revenues and a corresponding increase in cost of services revenues. Reimbursable “out-of-pocket” expenses included within services revenues and cost of services revenues, are as follows (in thousands):

	Year Ended December 31,
	2000	2001	2002
Services revenues (as historically presented)	45,123	$89,949	$68,478
Impact of EITF 01-14	1,474	1,912	1,045

Services revenues (as currently presented)	$46,597	$91,861	$69,523

Cost of service revenues (as historically presented)	38,541	$58,056	$35,916
Impact of EITF 01-14	1,474	1,912	1,045

Cost of services revenues (as currently presented)	$40,015	$59,968	$36,961

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. The provisions of SFAS No. 148 are generally effective for fiscal years ending after December 15, 2002.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness Others” (“FIN 45”). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 is effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company had no existing guarantees as of December 31, 2002, and the Company does not expect that the adoption of FIN 45 will have a material impact on its financial position or results of operations.

Indemnification and warranty provisions contained within the Company’s license and service agreements are generally consistent with those prevalent in our industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery of its products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

Note 2—Restructuring and Excess Facilities

Due to the continuing economic slowdown, during 2001 and 2002, the Company implemented a series of restructuring and facility consolidation plans to improve operating performance in light of the global reduction in spending on information technology initiatives. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Workforce Reductions

During 2001, the Company implemented a restructuring plan that resulted in the termination of 68 employees worldwide throughout all functional areas. As result of this plan, the Company recorded a charge of $650,000 associated with involuntary termination benefits including severance costs. The workforce reduction was completed prior to September 30, 2001, and all accrued costs associated with this plan were paid prior to December 31, 2001.

During 2002, the Company implemented additional restructuring plans in an effort to better align its expenses and revenues in light of the continued economic slowdown. These cost saving efforts resulted in the termination of 304 employees worldwide throughout all functional areas. The Company recorded charges of $8.1 million associated with involuntary terminations, which included severance costs and cash basis deferred compensation charges associated with accelerated vesting of stock awards. The workforce reductions associated with these plan were substantially completed as of December 31, 2002, and $1.0 million was accrued at December 31, 2002 associated with future severance payments.

Excess Facilities

During 2001, the Company recorded a $22.2 million charge associated with costs of consolidation of its facilities. This charge included $16.7 million in lease abandonment charges relating to the consolidation of our three facilities in the San Francisco Bay area into a single corporate location, as well as costs associated with an abandoned lease in Austin, Texas. These charges include the remaining lease commitments of these facilities reduced by the estimated sublease income throughout the duration of the lease term. To determine the estimated sublease income associated with these abandoned facilities, the Company received independent appraisals from real estate brokers to estimate such amounts. Additionally, the Company evaluated operating equipment and leasehold improvements associated with these abandoned facilities to identify those assets that had suffered a reduction in their economic useful lives. Based on these evaluations, the Company incurred charges of $3.5 million consisting of the impairment of certain operating equipment and leasehold improvements associated with the abandoned facilities. The Company also incurred a $2.0 million charge as a result of duplicate lease costs associated with dual lease obligations of current and abandoned facilities.

During 2002, as a result of reduced staffing levels, the Company performed an evaluation of its current facilities requirements and identified additional facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded $24.1 million in lease abandonment charges associated with excess facilities. It also evaluated operating equipment and leasehold improvements associated with these facilities to identify those assets that had suffered a reduction in their economic useful lives. Based on these evaluations, the Company incurred charges of $1.2 million associated with the impairment of leasehold improvements and certain operating equipment associated with the abandoned facilities. Additionally, due to the deterioration of the commercial real estate market, the Company revised its assumptions regarding future sublease income for certain facilities previously abandoned in 2001. As a result, the Company reduced its estimates regarding sublease income and recorded an additional $4.7 million in charges to reflect this change in estimate. At December 31, 2002, $38.7 million had been accrued associated with facility consolidation plans and is payable through 2010. The facilities charges were an estimate as of December 31, 2002. The Company will reassess this liability each period based on current market conditions and revisions to the estimates of these liabilities could materially impact the Company’s operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income change from previous estimates.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The restructuring costs and excess facility charges have had a material impact on the Company’s results of operations and will require additional payments in future periods. The following table summarizes our estimated payments associated with these charges (in thousands):

Year Ending December 31,	Work Force Reductions	Excess Facilities	Total
2003	$1,042	$9,522	$10,564
2004	—	6,873	6,873
2005	—	7,063	7,063
2006	—	6,726	6,726
2007	—	4,590	4,590
Thereafter	—	3,958	3,958

Total	$1,042	$38,732	$39,774

The following table summarizes the activity in the related restructuring accrual (in thousands):

	Workforce Reductions	Non-Cancelable Lease Commitments and Other	Write-Down of Leasehold Improvements and Operating Equipment	Total
Balance at January 1, 2001	$—	$—	$—	$—
Restructuring costs	650	18,696	3,470	22,816
Non-cash costs	—	—	(3,470)	(3,470)
Cash payments	(650)	(2,819)	—	(3,469)

Balance at December 31, 2001	—	15,877	—	15,877
Restructuring costs	8,110	28,768	1,206	38,084
Reclassifications	—	1,796	—	1,796
Non-cash costs	—	—	(1,206)	(1,206)
Cash payments	(7,068)	(7,709)	—	(14,777)

Balance at December 31, 2002	$1,042	$38,732	$—	$39,774

Note 3—Short-Term Investments (in thousands):

At December 31, short-term investments include the following available-for-sale securities as follows:

	2001
	Amortized Cost	Unrealized Holding Gains	Unrealized Holdings Losses	Market Value
U.S. government agencies	$95,000	$145	$(40)	$95,105
Commercial paper	32,653	23	(6)	32,670
Corporate notes and bonds	22,545	145	(2)	22,688
Certificates of deposit	20,608	—	—	20,608
Money market funds	20,533	—	—	20,533

	$191,339	$313	$(48)	$191,604

Included in cash and cash equivalents				$40,948
Included in short-term investments				150,656

Total available-for-sale securities				$191,604

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2002
	Amortized Cost	Unrealized Holding Gains	Unrealized Holdings Losses	Market Value
U.S. government agencies	$63,899	$161	$(1)	$64,059
Commercial paper	15,402	8	—	15,410
Market auction preferred	22,523	2	—	22,525
Corporate notes and bonds	25,688	161	(8)	25,841
Certificates of deposit	21,122	—	—	21,122
Money market funds	16,361	—	—	16,361

	$164,995	$332	$(9)	$165,318

Included in cash and cash equivalents				$42,504
Included in short-term investments				122,814

Total available-for-sale securities				$165,318

At December 31, 2002, the Company had investments of $48.4 million with maturities of less than one year from the date of purchase, and investments of $74.4 million with maturities of one to two years from the date of purchase.

The Company realized no gains or losses on the sale of investments in 2000, and net gains of $77,000 and $36,000 on the sale of investments in 2001 and 2002, respectively.

Note 4—Balance Sheet Components (in thousands):

	December 31,
	2001	2002
Accounts receivable, net:
Accounts receivable	$36,806	$24,077
Less: Allowance for doubtful accounts and sales returns	(2,178)	(1,926)

	$34,628	$22,151

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	December 31,
	2001	2002
Property and equipment, net:
Computer equipment and software	$22,673	$23,848
Furniture and fixtures	3,613	3,794
Leasehold improvements and other	9,167	9,778

	35,453	37,420
Less: Accumulated depreciation and amortization	(15,873)	(25,726)

	$19,580	$11,694

	December 31,
	2001	2002
Goodwill and other intangible assets, net:
Goodwill	$253,358	$252,135
Covenants not to compete	6,929	6,929
Completed technology	5,085	5,975

	265,372	265,039
Less: Accumulated amortization	(111,013)	(191,167)

	$154,359	$73,872

	December 31,
	2001	2001
Accrued liabilities:
Payroll and related expenses	$16,258	$9,626
Accrued acquisition costs and professional fees	4,488	1,179
Other	4,598	4,584

	$25,344	$15,389

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Note 5—Lines of Credit:

In May 2001, the Company entered into a $20.0 million line of credit agreement with a financial institution. Borrowings under the line of credit agreement bear interest at the bank’s prime rate (4.25% at December 31, 2002) and are secured by cash. The line of credit agreement expires on July 31, 2003. At December 31, 2002, there were no borrowings under the line of credit agreement.

In August 2001, the Company entered into a $15.2 million line of credit agreement with another financial institution. Borrowings under the line of credit agreement bear interest at the lower of 1% below the bank’s prime rate (4.25% at December 31, 2002) or 1.5% above LIBOR in effect on the first day of the term. Borrowings under the line of credit agreement are secured by cash. In December 2002, this line of credit agreement was amended to reduce the maximum principal amount available to borrow to $7.5 million. The line of credit agreement expires on December 31, 2003. At December 31, 2002, there were no borrowings under the line of credit agreement.

The Company has no financial covenant requirements associated with such agreements.

Note 6—Commitments:

The Company leases office space under noncancellable operating leases with various expiration dates through October 2010. Rent expense for the years ended December 31, 2000, 2001 and 2002 were $5.6 million, $11.9 million and $15.6 million, respectively.

Future minimum lease payments under noncancellable operating leases, as of December 31, 2002, are as follows (in thousands):

Year Ending December 31,	Occupied Facilities	Abandoned Facilities	Total
2003	$11,569	$8,701	$20,270
2004	10,601	8,895	19,496
2005	10,244	9,104	19,348
2006	10,293	8,679	18,972
2007	5,225	5,873	11,098
Thereafter	414	3,565	3,979

Total minimum lease payments	$48,346	$44,817	$93,163

Of these total minimum lease commitments, $38.7 million had been accrued, which is net of estimated sublease income, in restructuring and excess facilities costs at December 31, 2002.

Restricted Cash

During 1998, the Company pledged $605,000 of cash as collateral associated with an outstanding letter of credit for a building lease agreement, and accordingly, it is classified as restricted cash within the consolidated balance sheet. In November 2002, the restricted cash was reduced by $227,000, to $378,000, in accordance with the provisions of the building lease agreement. The lease arrangement terminates in May 2003.

Standby Letters of Credit

At December 31, 2002, the Company had $11.9 million outstanding under standby letters of credit with financial institutions. These letter of credit agreements are associated with deposits for the Company’s operating lease commitments for its facilities and expire at various times through 2013. The letters of credit are secured by substantially all of the Company’s assets.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Note 7—Segment, Customer and Geographic Information:

The Company has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

The Company’s chief operating decision maker, the chief executive officer, reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. Accordingly, the Company considers itself to be in a single operating segment, specifically the license, implementation and support of its software applications.

The following table presents geographic information (in thousands):

	Year Ended December 31,
	2000	2001	2002
Revenues:
Domestic operations	$108,470	$138,580	$84,096
International operations	25,133	66,053	42,736

Consolidated	$133,603	$204,633	$126,832

	December 31,
	2001	2002
Long-Lived Assets:
Domestic operations	$22,715	$13,151
International operations	3,006	1,851

Consolidated	$25,721	$15,002

No customer accounted for more than 10% of revenues in 2000, 2001 or 2002. Net revenues from international customers accounted for 19%, 32% and 34% of total net revenues in 2000, 2001 and 2002, respectively.

Note 8—Net Loss Per Share:

The Company computes basic and diluted net loss per share in accordance with SFAS No. 128, “Earnings Per Share.” Under the provisions of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss attributed to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period excluding shares of common stock subject to repurchase. Such shares of common stock subject to repurchase aggregated 3,633,492, 1,905,065 and 451,750 as of December 31, 2000, 2001 and 2002, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Year Ended December 31,
	2000	2001	2002
Numerator:
Net loss	$(32,055)	$(129,175)	$(148,616)

Denominator:
Weighted average shares outstanding	95,857	103,087	103,241
Weighted average unvested shares of common stock subject to repurchase	(3,878)	(3,147)	(814)

Denominator for basic and diluted calculation	91,979	99,940	102,427

Net loss per share:
Basic and diluted	$(0.35)	$(1.29)	$(1.45)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive for the periods indicated (in thousands):

	Year Ended December 31,
	2000	2001	2002
Weighted average shares of common stock subject to repurchase	3,878	3,147	814
Weighted average common stock options outstanding	20,658	30,194	29,190

	24,536	33,341	30,004

Note 9—Stockholders’ Equity:

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. Preferred stock may be issued from time-to-time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2002, no shares of preferred stock had been issued.

Common Stock

In February 2000, the Company completed its follow-on offering of 12,000,000 shares of common stock at $40.25 per share. The Company sold 4,000,000 shares in this offering and selling stockholders sold 8,000,000 shares. Net proceeds to the Company were $152.4 million.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Stock Splits

On June 1, 2000, the Company’s Board of Directors approved a 2-for-1 stock split of the outstanding shares of common stock in the form of a stock dividend. These shares were distributed on July 13, 2000. On December 12, 2000, the Company’s Board of Directors approved a 2-for-1 stock split of the outstanding shares of common stock in the form of a stock dividend. The shares were distributed on January 2, 2001. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect these stock splits.

Stock Repurchase Program

In September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of the Company’s common stock in the open market. During the third quarter of 2001, the Company repurchased 827,500 shares of common stock at a cost of $3.6 million. During 2002, the Company repurchased 3,500,100 shares of common stock at a cost of $10.1 million. At December 31, 2002, $11.3 million remained available under the program to repurchase additional shares.

In connection with the Company’s acquisition of Ajuba Solutions Inc., and Metacode Technologies Inc., 318,038 and 41,005 shares, respectively, associated with these acquisition were withheld to be issued upon the one year anniversary of such acquisitions. The value of such shares was included in the original purchase price valuation of the acquisitions. In November 2001, upon the anniversary of the acquisitions, the Company issued such shares to the former stockholders of each respective company, which included the issuance of 38,525 shares from treasury stock.

In December 2002, the Board of Directors approved the retirement of all outstanding treasury stock. Accordingly, 4,289,075 treasury shares had been retired as of December 31, 2002.

Employee Stock Option Plans:

Prior Stock Option Plans

The Company’s 1996 Stock Option Plan and 1998 Stock Option Plan provide for the issuance of options to acquire 15,066,664 shares of common stock. These plans provide for the grant of incentive stock options to employees and nonqualified stock options to employees, directors and other eligible participants. Options granted under these plans vest at variable rates, typically four years, determined by the Board of Directors and remain exercisable for a period not to exceed ten years. All of the shares of common stock that were available for issuance under the plans when the 1999 Equity Incentive Plan became effective, became available for issuance under the 1999 Equity Incentive Plan.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

1999 Equity Incentive Plan

In September 1999, the Company adopted and stockholders approved the 1999 Equity Incentive Plan and reserved 11,600,000 shares of common stock for issuance there under. The 1999 Equity Incentive Plan authorized the award of options, restricted stock awards and stock bonuses. No person will be eligible to receive more than 1,000,000 shares in any calendar year pursuant to awards under this plan other than a new employee who will be eligible to receive no more than 1,500,000 shares in the calendar year in which such employee commences employment. Options granted under this plan may be either incentive stock options (“ISO”) or nonqualified stock options (“NSO”). ISO’s may be granted only to Company employees (including officers and directors who are also employees). NSOs may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company.

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

Members of the Board of Directors, who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the 1999 Equity Incentive Plan. The option grants under this plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director will initially be granted an option to purchase 40,000 shares on the date such director first becomes a director. Immediately following each annual meeting of the Company’s stockholders, each eligible director will automatically be granted an additional option to purchase 20,000 shares if such director has served continuously as a member of the Board of Directors since the date of such director’s initial grant or, if such director was ineligible to receive an initial grant. The term of such options is ten years, provided that they will terminate three months following the date the director ceases to be a director or a consultant of the Company (12 months if the termination is due to death or disability). All options granted under the 1999 Equity Incentive Plan will vest 100% of the shares upon the date of issuance.

2000 Stock Incentive Plan

In May 2000, the Company adopted the 2000 Stock Incentive Plan and reserved 6,000,000 shares of common stock for issuance thereunder. The 2000 Stock Incentive Plan authorized the award of options, and restricted stock awards. Only nonqualified stock options (“NSO”) will be granted under this plan. NSO’s may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company. Awards granted to officers of the Company may not exceed the aggregate of 40% of all shares that are reserved for grant. Awards granted as restricted stock to officers of the Company may not exceed the aggregate of 40% of all shares that are granted as restricted stock.

Options under the 2000 Stock Incentive Plan may be granted for periods of up to ten years and at prices no less than par value of the shares on the date of grant. Restricted stock under the 2000 Stock Incentive Plan may be granted at prices no less than par value of the shares on the date of grant. The Company may reserve the right to repurchase, at the stockholder’s exercise price, a portion of or all unvested shares held by a participant of the 2000 Stock Incentive Plan following termination of the participant at any time within 90 days after the later of the participant’s termination date and the date participant purchases shares under the 2000 Stock Incentive Plan.

Stock Option Exchange Program

In April 2001, the Company commenced an option exchange program under which all of its option holders were given the opportunity to exchange all or part of their existing options to purchase common stock of the Company for a smaller number of options, with a new exercise price and a new vesting schedule. Each two options were eligible for exchange for one new option, at an exercise price of $14.63 per share and with a four-year vesting period, beginning April 20, 2001, with a six-month “cliff” and monthly vesting thereafter. The right to exchange terminated May 18, 2001. Options to purchase approximately 5.1 million shares were returned in the exchange program, reducing outstanding options by approximately 2.6 million. The new options were granted under the Interwoven 1999 Equity Incentive Plan and 2000 Stock Incentive Plan. The Company will account for the exchanged options as a variable option plan whereby the accounting charge for the options

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

will be reassessed and reflected in the consolidated statement of operations for each reporting period. Due to the decline in the market price of the Company’s stock during 2001, below the exercise price of the exchanged options, the Company reversed $234,000 in compensation expense previously recognized in 2001. In 2002, the Company did not recognize any expense associated with such options as the Company’s market price was less than the exercise price of the exchanged options.

Plan Activity

The following table summarizes the activity under the Company’s stock option plans for the years ended December 31, 2000, 2001 and 2002 (shares in thousands):

	Year Ended December 31,
	2000		2001		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	6,192	$9.89	31,266	$19.27	29,352	$14.46
Granted	27,130	$20.96	12,071	$13.38	9,020	$4.15
Canceled	(1,040)	$1.99	(12,768)	$26.02	(11,600)	$14.55
Exercised	(1,016)	$25.15	(1,217)	$5.88	(905)	$1.56

Outstanding at end of year	31,266	$19.27	29,352	$14.46	25,867	$11.20

Options exercisable at end of year	4,960		10,740		12,899

Weighed average fair value of options granted during the year		$13.29		$6.75		$2.45

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table summarizes information about stock options outstanding and exercisable at December 31, 2002 (shares in thousands):

Options Outstanding at December 31, 2002				Options Exercisable at December 31, 2002
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.04-$ 3.40	6,539	8.88	$ 2.64	1,819	$ 2.13
$ 3.50-$ 6.27	4,007	8.68	$ 4.77	1,375	$ 4.60
$ 6.40-$11.86	2,066	8.75	$ 8.09	860	$ 8.50
$12.34-$12.34	4,476	7.28	$12.34	3,308	$12.34
$12.56-$15.25	3,980	5.70	$14.94	2,288	$15.01
$16.90-$28.57	3,940	7.76	$22.66	2,425	$23.10
$30.40-$40.63	859	7.31	$32.83	824	$32.55

$ 0.04-$40.63	25,867	7.85	$11.20	12,899	$13.61

Shares reserved for future issuance under the Company’s Stock Option Plans were 15,878,238 as of December 31, 2002.

Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“ESPP”) and reserved 1,200,000 shares of common stock for issuance thereunder. On each January 1, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1% of the Company’s outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under this plan shall not exceed 12,000,000 shares. Employees generally will be eligible to participate in this plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under this plan) 5% stockholders of the Company. Under this plan, eligible employees may select a rate of payroll deduction between 1% and 15% of their W-2 cash compensation subject to certain maximum purchase limitations. Each offering period will have a maximum duration of two years and consists of four six-month purchase periods. Offering periods and purchase periods begin on May 1 and November 1. The price at which the common stock is purchased under the 1999 Employee Stock Purchase Plan is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of that purchase period. This plan will terminate after a period of ten years unless terminated earlier as permitted by the ESPP Plan. The weighted average fair value of stock purchase shares for the years ended December 31, 2001 and 2002 were $5.91 and $2.38, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Note 10—Income Taxes:

The components of loss before income taxes are as follows (in thousands):

	Year Ended December 31,
	2000	2001	2002
United States	$(32,930)	$(127,815)	$(149,788)
Foreign	1,485	60	2,249

	$(31,445)	$(127,755)	$(147,539)

The provision for income taxes is comprised of the following (in thousands):
	Year Ended December 31,
	2000	2001	2002
Current:
Federal	$216	$—	$—
State	409	146	140
Foreign	584	675	937

	1,209	821	1,077

Deferred:
Federal	(216)	216	—
State	(383)	383	—

	(599)	599	—

	$610	$1,420	$1,077

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):
	Year Ended December 31,
	2000	2001	2002
Income tax benefit at the federal statutory rate of 34%	$(10,691)	$(43,437)	$(50,163)
State taxes, net of federal tax benefits	26	529	93
Non-deductible intangibles assets	8,208	29,958	26,895

Amortization of stock-based compensation	2,423	4,704	1,627
Tax credits	(601)	(533)	(781)
Timing differences not currently benefited	538	10,006	23,386
Foreign losses not currently benefited	—	628	—
Other	707	(435)	20

	$610	$1,420	$1,077

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

	December 31,
	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$34,274	$52,507
Deferred revenues	4,126	2,539
Restructuring and excess facilities costs	5,767	14,412
Accruals and reserves	3,442	2,735
Tax credits	3,697	6,274
Depreciation and amortization	1,963	2,909

	53,269	81,376
Valuation allowance	(53,269)	(81,376)

Net deferred tax assets	$—	$—

As of December 31, 2002, the Company had federal and state net operating loss carryforwards for income tax purposes of approximately $144.4 million and $55.0 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the California net operating loss carryforwards will begin to expire in 2004. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. In addition, as of December 31, 2002, the Company’s federal and California research credit carryforwards for income tax purposes are approximately $3.6 million and $3.4 million, respectively. If not utilized, the federal tax research credit carryforwards will begin to expire in 2011.

Deferred tax assets of approximately $19.9 million as of December 31, 2002 were recorded associated with certain net operating loss and research credit carryforwards resulting from the exercise and disqualifying dispositions of employee stock options. When recognized, the tax benefits of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

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

For financial reporting purposes, the Company has incurred losses in each year since its inception. Based on the available objective evidence, management believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a valuation allowances against its net deferred tax assets for the years ended December 31, 2001 and 2002, respectively. The net change in the total valuation allowance for the years ended December 31, 2001 and 2002 was an increase of $32.0 million and $28.1 million, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Note 11—Contingencies:

On November 8, 2001, the Company and certain of our officers and directors and certain investment banking firms, were named as defendants in a purported securities class-action lawsuit filed in the United States District Court Southern District of New York. The complaint asserts that the prospectuses for the Company’s October 8, 1999 initial public offering and the Company’s January 26, 2000 follow-on public offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against the Company and certain of its officers and directors. The plaintiff seeks damages in an unspecified amount. On February 19, 2003, the District Court denied a motion to dismiss all claims brought collectively by the issuers and investment banks. The Company continues to believe this lawsuit is without merit and intends to defend itself vigorously. However, an unfavorable resolution of such suit could significantly harm the Company’s business, operating results and financial condition. The Company is participating in a mediation and certain settlement proposals are under consideration that could mitigate the risk of an unfavorable resolution in litigation. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims against the Company.

In addition to the matters mentioned above, the Company has been named as a defendant in various employment related lawsuits that have arisen in the ordinary course of business. In the opinion of management, the outcome of such lawsuits will not have a material effect on the financial statements of the Company.

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders

Interwoven, Inc.:

Under the date of January 24, 2003 except as to Note 11, which is as of February 19, 2003, we reported on the consolidated balance sheets of Interwoven, Inc. and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as of December 31, 2002 and 2001 and for each of the years in the two-year period ended December 31, 2002, as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement on Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002.

/s/    KPMG LLP

Mountain View, California

January 24, 2003, except as to

Note 11, which is as of February 19, 2003

Exhibit Index

Number	Exhibit Title

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP, independent auditors

23.2	Consent of PricewaterhouseCoopers LLP, independent accountants

SCHEDULE II

Valuation and Qualifying Accounts

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions/ Write-offs	Balance at End of Period
Year ended December 31, 2000
Allowance for doubtful accounts and sales returns	$629	$6,049	$3,584	$3,094

Year ended December 31, 2001
Allowance for doubtful accounts and sales returns	$3,094	$3,118	$4,034	$2,178

Year ended December 31, 2002
Allowance for doubtful accounts and sales returns	$2,178	$2,365	$2,617	$1,926

S-1