Form 10-Q
period 2003-03-31
INTERWOVEN INC
filed 2003-05-13
CIK 1042431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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

There were 102,915,202 shares of the Registrant’s common stock, par value $0.001, outstanding on May 1, 2003.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,780	$58,855
Short-term investments	127,144	122,814
Accounts receivable, net of allowances of $1,888 and $1,926, respectively	16,695	22,151
Prepaid expenses	4,214	3,715
Other current assets	3,175	3,562

Total current assets	199,008	211,097
Property and equipment, net	10,156	11,694
Goodwill, net	70,564	70,564
Other intangible assets, net	2,866	3,308
Restricted cash	378	378
Other assets	1,616	1,616

	$284,588	$298,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,790	$3,438
Accrued liabilities	11,486	13,319
Restructuring and excess facilities costs	10,051	10,564
Deferred revenue	34,347	36,331

Total current liabilities	59,674	63,652

Other accrued liabilities, net of current portion	2,053	2,070
Restructuring and excess facilities costs, net of current portion	27,579	29,210

Total liabilities	89,306	94,932

Stockholders’ equity:
Common stock and additional paid-in capital, 500,000 shares authorized, 102,584 and 102,536 shares issued and outstanding, respectively	541,506	541,377
Deferred stock-based compensation	(1,653)	(2,166)
Accumulated other comprehensive income	338	323
Accumulated deficit	(344,909)	(335,809)

Total stockholders’ equity	195,282	203,725

	$284,588	$298,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Revenues:
License	$9,151	$14,927
Services	16,435	17,745

Total revenues	25,586	32,672

Cost of revenues:
License	702	948
Services	7,895	9,973

Total cost of revenues	8,597	10,921

Gross profit	16,989	21,751

Operating expenses:
Research and development	5,884	6,971
Sales and marketing	14,514	20,747
General and administrative	4,127	5,083
Amortization of deferred stock-based compensation	514	3,207
Amortization of acquired intangible assets	442	1,236
Restructuring charges	1,066	1,220

Total operating expenses	26,547	38,464

Loss from operations	(9,558)	(16,713)
Interest income and other, net	899	1,503

Net loss before provision for income taxes	(8,659)	(15,210)
Provision for income taxes	441	454

Net loss	$(9,100)	$(15,664)

Basic and diluted net loss per share	$(0.09)	$(0.15)

Shares used in computing basic and diluted net loss per share	102,162	102,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(9,100)	$(15,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,795	2,400
Provisions for doubtful accounts and sales returns	(38)	730
Amortization of deferred stock-based compensation	514	3,207
Amortization of acquired intangible assets	442	1,236
Restructuring and excess facilities charges	(2,144)	(1,942)
Changes in assets and liabilities:
Accounts receivable	5,494	11,688
Prepaid expenses and other assets	(113)	(1,793)
Accounts payable	352	430
Accrued liabilities	(1,850)	924
Deferred revenue	(1,984)	(1,604)

Net cash used in operating activities	(6,632)	(388)

Cash flows from investing activities:
Purchases of property and equipment	(257)	(955)
Purchases of short-term investments	(32,844)	(59,863)
Maturities of short-term investments	28,529	57,638

Net cash used in investing activities	(4,572)	(3,180)

Cash flows from financing activities:
Proceeds from issuance of common stock	134	950
Repurchase of common stock	(5)	—

Net cash provided by financing activities	129	950

Net decrease in cash and cash equivalents	(11,075)	(2,618)
Cash and cash equivalents at beginning of period	58,855	69,312

Cash and cash equivalents at end of period	$47,780	$66,694

Supplemental non-cash activity:
Deferred stock-based compensation	$—	$1,222

Unrealized gain (loss) on short-term investments	$15	$(332)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Basis of presentation

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position and results of operations and cash flows for the three months ended March 31, 2003 and 2002. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company expenses all manufacturing, packaging and distribution costs associated with software license sales as cost of license revenues.

Stock-Based Compensation

The Company has five stock-based employee compensation plans and accounts for those plans under the recognition and measurement principles of Accounting Principles Board “APB” Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In connection with stock options granted and assumed through acquisitions, the Company recorded deferred stock-based compensation which is being amortized over the vesting periods of the applicable options. Amortization expense recognized during the three months ended March 31, 2003 and 2002 totaled $514,000 and $3.2 million, respectively. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statements of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. The following table presents the pro forma information (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(9,100)	$(15,664)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	514	3,207
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6,124)	(8,483)

Pro forma net loss	$(14,710)	$(20,940)

Net loss per share:
Basic and diluted—as reported	$(0.09)	$(0.15)

Basic and diluted—pro forma	$(0.14)	$(0.20)

The Company calculated the fair value of each option grant on the date of grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended March 31,
	2003	2002
Risk-free interest rates	2.9%	3.8%
Expected lives from vest date (in years)—Options	1.0	1.0
Expected lives from vest date (in years)—ESPP	0.5	0.5
Dividend yield	0.0%	0.0%
Expected volatility	93.3%	89.2%

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of deferred stock-based compensation is attributable to the following categories (in thousands):

	Three Months Ended March 31,
	2003	2002
Cost of services revenues	$8	$44
Research and development	314	1,149
Sales and marketing	181	1,871
General and administrative	11	143

Total	$514	$3,207

Comprehensive loss

For the three months ended March 31, 2003, comprehensive loss of $9.1 million consists of $15,000 net unrealized investment gain and $9.1 million net loss. For the three months ended March 31, 2002, comprehensive loss of $16.0 million consists of $332,000 net unrealized investment loss and $15.7 million net loss.

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

Note 2.    Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net loss	$(9,100)	$(15,664)

Denominator:
Weighted average common shares outstanding	102,572	103,829
Weighted average unvested common shares subject to repurchase	(410)	(1,204)

Denominator for basic and diluted calculation	102,162	102,625

Net loss per share:
Basic and diluted	$(0.09)	$(0.15)

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above, as their effect would have been antidilutive for the periods indicated (in thousands):

	Three Months Ended March 31,
	2003	2002
Weighted average unvested common stock subject to repurchase	410	1,204
Weighted average common stock options outstanding	26,254	28,930

	26,664	30,134

Note 3.    Recent Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be allowed to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. The Company is required to adopt this statement for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. It also requires additional disclosures about the effects on reported net income of an entity’s accounting policy with respect to stock-based employee compensation. The Company adopted the annual disclosure requirements of SFAS No. 148 during the year ended December 31, 2002. The Company adopted the interim disclosure requirements of SFAS No. 148 during the three months ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness Others” (“FIN 45”). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company had no existing guarantees as of March 31, 2003, and the Company does not expect that the adoption of FIN 45 will have a material impact on its financial position or results of operations.

Indemnification and warranty provisions contained within the Company’s license and service agreements are generally consistent with those prevalent in its industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery of its products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Goodwill and Other Intangible Assets

The following table provides information relating to the intangible and other assets contained within the Company’s unaudited condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002 (in thousands):

	March 31, 2003		December 31, 2002
	Cost	Accumulated Amortization	Cost	Accumulated Amortization
Goodwill	$252,135	$181,571	$252,135	$181,571

Acquired identifiable intangibles:
Covenants not to compete	$6,929	$6,929	$6,929	$6,929
Completed technology	5,975	3,109	5,975	2,667

	$12,904	$10,038	$12,904	$9,596

The Company expects that annual amortization of acquired intangible assets to be $1.3 million for the remainder of 2003, $1.5 million in 2004 and $74,000 in 2005.

Note 5.    Restructuring and Excess Facilities

Due to the continuing economic slowdown, during 2002 and 2003, the Company implemented a series of restructuring and facility consolidation plans to improve its operating performance in light of the global reduction in spending on information technology initiatives. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions

During the three months ended March 31, 2002, the Company implemented a restructuring plan in an effort to better align its expenses and revenues in light of the continued economic slowdown. These cost saving efforts resulted in the termination of 94 employees worldwide, throughout all functional areas. The Company recorded charges of $1.2 million associated with involuntary terminations, which included severance costs. The workforce reductions associated with this plan were substantially completed as of December 31, 2002

During the three months ended March 31, 2003, the Company implemented additional restructuring plans in an effort to better align its expenses and revenues in light of the continued economic slowdown. These cost saving efforts resulted in the termination of 18 employees worldwide, throughout all functional areas. The Company recorded charges of $1.1 million associated with involuntary terminations. The workforce reductions associated with this plan were substantially completed as of March 31, 2003, and $804,000 was accrued at March 31, 2003, associated with future severance payments for associated plans.

Excess Facilities

During 2002, as a result of reduced staffing levels, the Company performed an evaluation of its current facilities requirements and identified additional facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded $24.1 million in lease abandonment charges associated with excess facilities. It also evaluated operating equipment and leasehold improvements associated with these facilities to identify those assets that had suffered a reduction in their economic useful lives. Based on these

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evaluations, the Company incurred charges of $1.2 million associated with the impairment of leasehold improvements and certain operating equipment associated with the abandoned facilities. Additionally, due to the deterioration of the commercial real estate market, the Company revised its assumptions regarding future sublease income for certain facilities previously abandoned in 2001. As a result, the Company reduced its estimates regarding sublease income and recorded an additional $4.7 million in charges to reflect this change in estimate. At March 31, 2003, $36.8 million had been accrued associated with facility consolidation plans and is payable through 2010. The facilities charges were an estimate as of March 31, 2003. The Company will reassess this liability each period based on current market conditions and revisions to the estimates of these liabilities could materially impact the Company’s operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income change from previous estimates.

The restructuring costs and excess facility charges the Company has incurred to date have had a material impact on its results of operations and will require additional payments in future periods. The following table summarizes our estimated payments associated with these charges as of March 31, 2003 (in thousands):

Year Ending December 31,	Work Force Reductions	Excess Facilities	Total
2003 (remaining nine months)	$804	$7,616	$8,420
2004	—	6,873	6,873
2005	—	7,063	7,063
2006	—	6,726	6,726
2007	—	4,590	4,590
Thereafter	—	3,958	3,958

Total	$804	$36,826	$37,630

The following table summarizes the activity in the related restructuring accrual (in thousands):

	Work Force Reductions	Non-Cancelable Lease Commitments And Other	Write-Down of Leasehold Improvements and Operating Equipment	Total
Balance at December 31, 2002	$1,042	$38,732	$—	$39,774
Restructuring costs	1,066	—	—	1,066
Cash payments	(1,304)	(1,906)	—	(3,210)

Balance at March 31, 2003	$804	$36,826	$—	$37,630

Note 6.    Segment and Geographic Information

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

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding revenues for the three months ended March 31, 2003 and 2002, and information regarding long-lived assets in geographic areas as of March 31, 2003 and December 31, 2002, are as follows (in thousands):

	Three Months Ended March 31,
	2003	2002
Revenues:
Domestic	$16,309	$21,388
International	9,277	11,284

Consolidated	$25,586	$32,672

	March 31, 2003	December 31, 2002
Long Lived Assets:
Domestic	$11,481	$13,151
International	1,541	1,851

Consolidated	$13,022	$15,002

Note 7.    Contingencies

On November 8, 2001, the Company and certain of its officers and directors and certain investment banking firms, were named as defendants in a purported securities class-action lawsuit filed in the United States District Court Southern District of New York. The complaint asserts that the prospectuses for the Company’s October 8, 1999 initial public offering and the Company’s January 26, 2000 follow-on public offering failed to disclose certain alleged actions by the underwriters for the offerings. The complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against the Company and certain of its officers and directors. The plaintiff seeks damages in an unspecified amount. On February 19, 2003, the District Court denied a motion to dismiss all claims brought collectively by the issuers and investment banks. The Company continues to believe this lawsuit is without merit and intends to defend itself vigorously. However, an unfavorable resolution of such suit could significantly harm the Company’s business, operating results and financial condition. The Company is participating in a mediation and certain settlement proposals are under consideration that could mitigate the risk of an unfavorable resolution in litigation. There can be no guarantee that the parties will be able to reach agreement on either a partial dismissal or a global resolution of the claims against the Company.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate” or “continue” and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains many such forward-looking statements. For example, we make projections regarding future revenues, gross profit, and various operating expense items, as well as future liquidity. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements. Readers are urged to review and consider carefully our various disclosures, in this report and in our Annual Report on Form 10-K, that advise of risks and uncertainties that affect our business.

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

As a result of our limited operating history and the rapidly evolving nature of the market for content management software and services, it is difficult for us to accurately forecast our revenues or earnings. It is possible that in some future periods our results of operations may not meet management’s projections, or expectations of securities analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and are likely to cause fluctuations in the future, include:

•	the number and size of customer orders and the timing of product and service deliveries, particularly for content management initiatives launched by our customers and potential customers;

•	limitations on our customers’ and potential customers’ information technology budgets and staffing levels;

•	variability in the mix of products and services sold;

•	market acceptance of our new products and services offerings;

•	our ability to retain current customers and attract and retain new customers;

•	the amount and timing of operating costs;

•	the announcement or introduction of new products or services by us or our competitors;

•	transitions in our executive management team;

•	our ability to upgrade and develop our systems and infrastructure; and

•	costs related to acquisitions of technologies or business.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this report.

Overview

Interwoven was incorporated in March 1995, to provide software products and services for enterprise content management. Our software products and services help customers automate the process of developing, managing and deploying content assets used in business applications. The information technology industry refers to this process as “content management.” Our products are designed to allow all content contributors within an organization to create, manage and deploy content assets, such as documents, XML/HTML, rich media, database content and application code. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products to compliment our content management offerings. As of March 31, 2003, we had sold our products and services to over 1,100 customers. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. Our revenues to date have been derived primarily from accounts in North America; however, revenues from outside of North America represented 36% and 35% of our revenues during the three months ended March 31, 2003 and 2002, respectively. We are headquartered in Sunnyvale, California and maintain additional offices in the metropolitan areas of Atlanta, Boston, Chicago, Columbus, Dallas, Los Angeles, New York City, San Francisco, Seattle and Washington, D.C. In addition, we have offices in Australia, Canada, France, Germany, Hong Kong, Italy, Japan, Netherlands, Norway, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom. We had 585 employees as of March 31, 2003.

We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we incurred net losses through December 31, 2002 and had an accumulated deficit of $335.8 million as of December 31, 2002. We have experienced declining revenues since 2001 due to the continued economic slowdown that has resulted in substantial reductions in spending on information technology initiatives, to increased competition from other enterprise software firms and to the loss of services revenues to system integrators. We expect the current economic slowdown and the competitive business environment to affect our business for the foreseeable future. We will continue to make a concerted effort to manage costs to align our revenues and our expenses. In light of the current business environment and as a result of our cost management efforts, we do not anticipate a significant increase in our expenses in the foreseeable future. However, due to our limited operating history and the weakness of the current economic environment, the prediction of future results is difficult and, accordingly, we cannot assure you that we will achieve or sustain profitability. We expect to make acquisitions in the future, thereby potentially reducing our cash and cash equivalents and incurring stock-based compensation and intangible amortization charges, which would increase our reported losses, including non-cash expenses.

In connection with our earnings releases and investor conference calls, we provide supplemental consolidated financial information that excludes from our reported earnings and earnings per share, the effects of expenses such as the amortization of deferred stock-based compensation, amortization of acquired intangibles, in-process research and development, restructuring and excess facilities charges and impairment of goodwill. This supplemental consolidated financial information is reported as pro forma net loss and pro forma net loss per share in addition to information that is reported based on generally accepted accounting principles in the United States (“GAAP”). We believe that such pro forma information provides investors with a more meaningful measure of our operations because it excludes certain non-cash expenses and other expenses that we believe are not indicative of our on-going operations. However, we urge readers to review and consider carefully the GAAP financial information contained within in our earnings releases.

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

Restructuring and Excess Facilities Charges

Due to the continuing economic slowdown, we implemented a series of restructuring and facility consolidation plans to improve our operating performance in light of the global reduction in spending on information technology initiatives. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions

During the three months ended March 31, 2003, we implemented a restructuring plan that resulted in the termination of 18 employees worldwide, in all functional areas. As result of our restructuring plan, we recorded a charge of $1.1 million associated with involuntary termination benefits including severance costs. The workforce reductions associated with this plan were substantially completed as of March 31, 2003, and $804,000 was accrued at March 31, 2003, associated with future severance payments.

During the three months ended March 31, 2002, we implemented a restructuring plan in an effort to better align our expenses and revenues in light of the continued economic slowdown. These cost saving efforts resulted in the termination of 94 employees worldwide, in all functional areas. As result of this plan, we recorded a charge of $1.2 million associated with involuntary termination benefits including severance costs. The workforce reductions associated with this plan were completed as of December 31, 2002.

Excess Facilities

During 2002, as a result of our reduced staffing levels, we performed an evaluation of our current facilities requirements and identified additional facilities that were in excess of our current and estimated future needs. As a result of this analysis, we recorded $24.1 million in lease abandonment charges associated with identified excess facilities, which primarily consisted of domestic sales offices. We also evaluated operating equipment and leasehold improvements associated with these facilities to identify those assets that had suffered a reduction in their economic useful lives. Based on these evaluations, we incurred charges of $1.2 million associated with the impairment of leasehold improvements and certain operating equipment associated with the abandoned facilities. Additionally, due to the deterioration of the commercial real estate market, after receiving independent appraisals from real estate brokers to estimate such lease rates, we revised our assumptions regarding future sublease income for certain facilities previously abandoned in 2001. As a result, we reduced our estimates regarding sublease income and recorded an additional $4.7 million in charges to reflect this change in estimate. At March 31, 2003, $36.8 million had been accrued associated with facility consolidation plans and is payable through 2010. The facilities charges were an estimate as of March 31, 2003. We reassess this estimated liability each period based on current market conditions. Revisions to our estimated liabilities could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income change from previous estimates, are different from expected. We expect to revise the estimated liability if necessary.

The restructuring costs and excess facilities charges we have incurred to date have had a material impact on our results of operations and will require additional payments in future periods. The following table summarizes our estimated payments associated with these charges (in thousands):

Year Ending December 31,	Work Force Reductions	Excess Facilities	Total
2003 (remaining nine months)	$804	$7,616	$8,420
2004	—	6,873	6,873
2005	—	7,063	7,063
2006	—	6,726	6,726
2007	—	4,590	4,590
Thereafter	—	3,958	3,958

Total	$804	$36,826	$37,630

Amortization of Intangibles

We have acquired four corporations since our inception. Under GAAP, we have accounted for these business combinations using the purchase method of accounting and recorded the market value of our common stock and options issued in connection with these acquisitions and the related amount of direct transaction costs as the cost of acquiring these entities. These costs are allocated among the individual assets acquired and liabilities assumed, including goodwill and various identifiable intangible assets such as, in-process research and development, acquired technology and covenants not to compete, based on their respective fair values. We allocated the amount by which the purchase price exceeded the fair value of the net identifiable assets to goodwill. The impact of purchase accounting on our results of operations has been significant. Amortization of intangibles assets associated with business acquisitions were $442,000 and $1.2 million during the three months ended March 31, 2003 and 2002, respectively. In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which became effective for us on January 1, 2002. Under SFAS No. 142, we ceased amortizing $148.2 million of goodwill as of January 1, 2002. Additionally, during 2002, we reclassified to deferred stock-based compensation $1.2 million of goodwill recorded in connection with our acquisition of Neonyoyo, Inc. In lieu of amortization of goodwill, we performed a transitional impairment test of our goodwill on January 1, 2002, and annual impairment testing thereafter.

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill from time to time as changes in circumstances indicate that the carrying value may not be recoverable. We consider key indicators of impairment to include:

•	significant underperformance of operating results relative to the expected historical or projected future operating results;

•	significant changes in the manner of the use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period of time; and

•	significant decrease in our market capitalization relative to our net book value.

We have determined that we have one reporting unit for evaluation under SFAS No. 142. When determining if the carrying value of our goodwill is impaired, we perform a two-step process. First, we will compare the estimated fair value of our reporting unit to its carrying value, including goodwill. Second, if the carrying value exceeds the fair value of the reporting unit, then the implied fair value of the reporting unit’s goodwill will be determined and compared to the carrying value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of all of the reporting unit’s assets and liabilities as if the reporting unit had been newly acquired in a business combination as described above. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment charge will be recognized equal to the difference of the computed and recorded amounts.

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

We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. As a result of the conditions that have affected the stock markets in 2002, our market capitalization has declined. As of March 31, 2003, our net book value exceeded our market capitalization. If a sustained decline in our stock price continues, this decline would be considered an indicator that goodwill may be impaired. A significant impairment could result in additional charges and have a material adverse impact our financial position and operating results.

Stock-Based Compensation and Intangibles

We have recorded deferred compensation liabilities related to options assumed and restricted shares issued to effect business combinations, options granted below fair market value associated with our initial public offering in October 1999.

The following table reflects the prospective impact of all deferred compensation costs and the annual amortization of purchased intangibles (other than goodwill) attributable to our mergers and acquisitions that have occurred since our inception (in thousands):

	2003	2004	2005
Intangible assets (other than goodwill)	$1,331	$1,460	$74
Stock-based compensation	1,139	514	—

	$2,470	$1,974	$74

The amortization expense related to the intangible assets acquired may be accelerated in the future if we reduce the estimated useful life of the intangible assets. Intangible assets may become impaired in the future if expected cash flows to be generated by these assets decline.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts and sales return reserves in the amount of $1.9 million at both March 31, 2003 and December 31, 2002. We regularly review the adequacy of our allowances through identification of specific receivables where we expect that payment will not be received, and we have established a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition and the potential risk associated with the customer’s industry among other factors. We establish a general reserve for all receivable amounts that have not been specifically identified by applying a percentage based on historical collection experience. We establish a general reserve for sales returns by applying a historical percentage based on our license and services revenues activity. The allowances reflect our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Results of Operations

The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

	Three Months Ended March 31,
	2003	2002
Revenues:
License	36%	46%
Services	64	54

Total revenues	100	100

Cost of revenues:
License	3	3
Services	31	31

Total cost of revenues	34	34

Gross profit	66	66

Operating expenses:
Research and development	23	21
Sales and marketing	57	64
General and administrative	16	16
Amortization of deferred stock-based compensation	2	10
Amortization of acquired intangible assets	2	4
Restructuring charges	4	4

Total operating expenses	104	119

Loss from operations	(38)	(53)
Interest income and other, net	4	5

Net loss before provision for income taxes	(34)	(48)
Provision for income taxes	2	1

Net loss	(36)%	(49)%

Three months ended March 31, 2003 and 2002

Revenues.    Total revenues decreased 22% from $32.7 million for the three months ended March 31, 2002 to $25.6 million for the three months ended March 31, 2003. This decrease in revenues was primarily attributable to the continued worldwide economic slowdown which has resulted in a substantial reduction in overall spending on information technology initiatives, as well as increased competition from other enterprise software firms. We also experienced a decrease in our average selling prices due to general pricing pressures, a sustained shift to a greater number of smaller dollar value agreements accounting for a larger percentage of our total revenue, and the loss of service revenues to systems integrators. We expect this economic slowdown to continue to adversely affect our business for the foreseeable future.

License.    License revenues decreased 39% from $14.9 million for the three months ended March 31, 2002 to $9.2 million in the three months ended March 31, 2003. License revenues represented 46% and 36% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues and in absolute dollars was primarily attributable to the effect of lengthy deferrals of purchasing decisions or increased delays in customer spending, which we believe was caused by the general slowdown in the worldwide economy.

Services.    Services revenues decreased 7% from $17.7 million for the three months ended March 31, 2002 to $16.4 million for the three months ended March 31, 2003. Services revenues represented 54% and 64% of total revenues, respectively, in those periods. The decrease in services revenues reflects a $1.6 million decrease in professional service revenues, primarily attributable to a sustained shift by our customers to using more systems integrators to perform customer implementations and a decline in selling prices of professional services as a result of general pricing pressures.

Cost of Revenues

License.    Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues decreased 26% from $948,000 for the three months ended March 31, 2002 to $702,000 for the three months ended March 31, 2003. Cost of license revenues represented 6% and 8%, respectively, of license revenues in those periods. The decrease in cost of license revenues was attributable to a decrease in costs associated with purchases of third-party software and royalties paid during the period and a decrease in license revenues.

We expect cost of license revenues as a percentage of license revenues to vary from period to period depending primarily on the fluctuations in the amount of royalties paid to third parties and purchases of third-party software incorporated into our product offerings.

Services.    Cost of services revenues consist primarily of salary and related costs of our professional services, training, support personnel and subcontractor expenses. Cost of services revenues decreased 21% from $10.0 million for the three months ended March 31, 2002 to $7.9 million for the three months ended March 31, 2003. This decrease was primarily attributable to a decrease in personnel costs as a result of reduced staffing within in our internal services organization as we continue to rely on systems integrators to perform customer implementations and employ other costs savings strategies. Cost of services revenues represented 56% and 48% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues is primarily attributable to an increase in maintenance revenues as a percentage of services revenues, as maintenance revenues generally have lower costs associated with them.

Since our services revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our services revenues decline slower or grow faster than our license revenues. We expect cost of services revenues as a percentage of services revenues to vary from period to period, depending in part on whether the services are performed by our in-house staff, subcontractors or third-party system integrators, and on the overall utilization rates of our in-house professional services staff. As our customers increase their use of systems integrators to perform customer implementations in the future, we expect our services revenues and cost of services revenues to decline.

Gross Profit.    Gross profit decreased 22% from $21.8 million for the three months ended March 31, 2002 to $17.0 million for the three months ended March 31, 2003. Gross profit represented 66% of total revenues in both periods. The decrease in gross profit as a percentage of total revenues was a result of the decrease in license revenues, as a percentage of total revenues, resulting from a general slowdown in spending on information technology initiatives. The decrease in absolute dollar amounts reflects a decrease in both license and services revenues during those periods.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of personnel and related costs to support product development activities. To date, all software development costs have been expensed in the period incurred. Research and development expenses decreased 16% from $7.0 million for the three months ended March 31, 2002 to $5.9 million for the three months ended March 31, 2003, representing 21% and 23% of total revenues in those periods, respectively. This decrease in absolute dollars reflects a decrease in personnel costs as a result of reduced staffing as a result of cost saving strategies implemented to help improve our overall operational performance.

We expect that the percentage of total revenues represented by research and development expenses will remain relatively consistent as we continue to manage our expenses in line with our projected operational performance in the continued economic downturn. With evidence of a sustained recovery of the worldwide economy, we would anticipate making investments within our research and development efforts to continue to further advance and expand our product offerings.

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses decreased 30% from $20.7 million for the three months ended March 31, 2002 to $14.5 million for the three months ended March 31, 2003, representing 64% and 57% of total revenues in those periods, respectively. This decrease in absolute dollar amounts primarily relates to lower personnel costs associated with headcount reductions, lower commissions as a result of lower sales activity and revenue, and a reduction in our promotional efforts.

We are endeavoring to control, and reduce, our sales and marketing costs during the current economic slowdown. We anticipate that with evidence of a sustained recovery of the U.S. economy, we would review spending in sales and marketing to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

General and Administrative.    General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses decreased 19% from $5.1 million for the three months ended March 31, 2002 to $4.1 million for the three months ended March 31, 2003, representing 16% of total revenues in both periods. The decrease in absolute dollar amounts was primarily attributable to a decrease in bad debt expense as a result of the overall stability of our customer base and current collection patterns. General and administrative expenses also decreased, to a lesser extent, due to decreased personnel costs associated with reduced staffing within general and administrative functions.

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

Amortization of Deferred Stock-Based Compensation.    We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering and in connection with stock options granted and assumed during our business acquisitions. Amortization of deferred stock-based compensation was $3.2 million for the three months ended March 31, 2002 and $514,000 for the three months ended March 31, 2003. The decrease in absolute dollar amounts was primarily attributable to the use of the accelerated method of amortizing deferred compensation expense, as prescribed by Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25)”, which has resulted in greater recognition of amortization expense in the beginning of the vesting period for such options. Amortization of deferred stock-based compensation is attributable to the following categories for the three months ended March 31, 2003 and 2002, respectively (in thousands):

	2003	2002
Cost of services revenues	$8	$44
Research and development	314	1,149
Sales and marketing	181	1,871
General and administrative	11	143

Total	$514	$3,207

We expect amortization of deferred stock-based compensation to be $1.1 million for the remainder of 2003 and $514,000 in 2004, including the projected variable accounting charge associated with our stock option exchange program (based on the assumption that our stock price in future periods will remain unchanged from March 31, 2003). The variable component of the accounting charge for the options will be reassessed and reflected in the statement of operations for each reporting period based on the then current stock price for each period.

Amortization of Acquired Intangible Assets.    Effective January 1, 2002, we adopted SFAS No. 142. In connection with the adoption of SFAS No. 142, we ceased amortizing net goodwill of $148.2 million, including $1.7 million related to assembled workforce. Additionally, during 2002, we reclassified $1.2 million of goodwill recorded in connection with our acquisition of Neonyoyo, Inc., to deferred stock-based compensation. We expect amortization of acquired intangible assets to be $1.3 million for the remainder of 2003, $1.5 million in 2004 and $74,000 in 2005.

Restructuring Costs.    During 2002, we implemented several restructuring plans in an effort to better align our expenses and revenues in light of the continued economic slowdown. As a result of these plans, we recorded a charge of $1.2 million associated with workforce reductions. Workforce reduction costs primarily consisted of severance benefits associated with involuntary termination.

During the three months ended March 31, 2003, we implemented additional restructuring plans in light of the continued economic slowdown and our operational performance. As a result of these additional restructuring plans, we recorded a charge of $1.1 million associated with workforce reductions. Workforce reduction costs primarily consisted of severance benefits associated with involuntary termination.

Interest Income and Other, Net.    Interest income and other, net, decreased from $1.5 million for the three months ended March 31, 2002 to $899,000 for the three months ended March 31, 2003, primarily due to the decrease in interest rates earned on cash and short-term investments and lower average cash and short-term investment balances during the period.

Provision for Income Taxes.    Income tax expense for the three months ended March 31, 2002 and 2003 was $454,000 and $441,000, respectively. Income tax expense was associated with state and foreign income taxes.

Liquidity and Capital Resources

Net cash used in operating activities was $388,000 and $6.6 million in the three months ended March 31, 2002 and 2003, respectively. Net cash used in operating activities during the three months ended March 31, 2002 primarily reflected net losses and restructuring and excess facilities charges, as well as an increase in prepaid expenses and other assets and a decrease in deferred revenue offset in part by depreciation expense, amortization of acquired intangible assets and amortization of deferred stock-based compensation, as well as a decrease in accounts receivable and an increase in accrued liabilities. Net cash used in operating activities during the three months ended March 31, 2003 primarily reflected net losses and restructuring and excess facilities charges, as well as decreases in accrued liabilities and deferred revenue offset in part by depreciation expense and a decrease in accounts receivable.

A significant portion of our cash inflows have historically been generated by our sales. These inflows fluctuate significantly from period to period. A decrease in customer demand or decrease in the acceptance of our products would jeopardize our ability to generate positive cash flows from operations.

During the three months ended March 31, 2002 and 2003, investing activities included purchases of property and equipment, principally computer hardware and software to upgrade our current operating systems. Cash used to purchase property and equipment was $955,000 and $257,000 during the three months ended March 31, 2002 and 2003, respectively. We do not expect that capital expenditures will increase substantially over our expenditure levels in prior periods. As of March 31, 2003, we had no material capital expenditure commitments.

During the three months ended March 31, 2002 and 2003, our investing activities included purchases and maturities of short-term investments. Net purchases of investments were $2.2 million and $4.3 million during the three months ended March 31, 2002 and 2003, respectively. As of March 31, 2003, we had not invested in derivative securities. In the future, we expect that cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

During the three months ended March 31, 2002 and 2003, our financing activities included proceeds from the issuance of common stock. During the three months ended March 31, 2002 and 2003, proceeds from the issuance of common stock were $950,000 and $134,000, respectively.

At March 31, 2003, our sources of liquidity consisted of $174.9 million in cash, cash equivalents and investments. At March 31, 2003, we had $139.3 million in working capital. We have a $20.0 million line of credit with Washington Mutual Business Bank, which bears interest at the Wall Street Journal’s prime rate, which was 4.75% at March 31, 2003 and is secured by cash. This line of credit agreement expires in July 2003. We also have a $7.5 million line of credit with Wells Fargo Bank, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. This line of credit agreement expires in December 2003. We had no outstanding borrowings under these lines of credit as of March 31, 2003. There are no covenants requirements associated with these lines of credit. We intend to maintain these lines of credit in the future.

We lease our facilities under operating lease agreements that expire at various dates through 2010. The following presents our prospective future lease payments under these agreements (in thousands):

Year Ended December 31,	Occupied Facilities	Abandoned Facilities	Total
2003 (remaining nine months)	$8,674	$6,728	$15,402
2004	10,601	8,895	19,496
2005	10,244	9,104	19,348
2006	10,293	8,679	18,972
2007	5,225	5,873	11,098
Thereafter	414	3,565	3,979

Total minimum lease payments	$45,451	$42,844	$88,295

Of these total minimum lease commitments, $36.8 million had been accrued, which is net of estimated sublease income, in restructuring and excess facilities costs at March 31, 2003.

We have entered into various standby letter of credit agreements associated with our facilities operating leases, which serve as required deposits for such facilities. These letters of credit expire at various times through 2013. At March 31, 2003, we had $11.9 million outstanding under standby letters of credit, which are secured by substantially all of our assets. The following presents our outstanding commitments under these agreements at each respective balance sheet date (in thousands):

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

We have incurred net losses from operations in each quarter since our inception through the quarter ended March 31, 2003. As of March 31, 2003, we had an accumulated deficit of approximately $344.9 million. We anticipate that we will continue to invest in order to expand our customer base and increase brand awareness. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all. We are currently operating at a loss. Furthermore, we have generally made business decisions with reference to net profit metrics excluding non-cash charges, such as acquisition and stock-based compensation charges. We expect to continue to make acquisitions, which are likely to cause us to incur certain non-cash charges such as stock-based compensation and intangible amortization charges, which will increase our losses.

Reduced demand and increased competition may cause our services revenue to decline and our results to fluctuate unpredictably.

Our services revenues represent a significant component of our total revenues—54% and 64% of total revenues during the three months ended March 31, 2002 and 2003, respectively. We anticipate that services revenues will continue to represent a significant percentage of total revenues in the future, and the actual percentage that it represents will have an impact on our results of operations. To a large extent, the level of our services revenues depends upon our ability to license products that generate follow-on services revenues, such as maintenance. Services revenue also depends on demand for professional services, which is subject to fluctuation in response to economic slowdowns. The current economic slowdown has and may continue to reduce demand for our professional services. As systems integrators and other third parties, many of whom are our partners, have become proficient at installing and servicing our products, our services revenues have declined and will continue to decline. Whether we will be able to successfully manage our professional services capacity during the current economic slowdown is difficult to predict. If our professional services capacity is too low, we may not be able to capitalize on future increases in demand for our services, but if our capacity is too high, our gross margin on services revenue will be harmed.

Our operating results fluctuate widely and are difficult to predict, so we may fail to satisfy the expectations of investors or market analysts and our stock price may decline.

Our quarterly operating results have fluctuated significantly in the past, and we expect them to continue to fluctuate unpredictably in the future. However, we anticipate flat revenues, on average, for the next few quarters due to the current economic slowdown and competitive environment. The main factors affecting these fluctuations are:

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

The current widespread economic slowdowns in the markets we serve have harmed our sales. Capital spending on information technology in general and capital spending on web initiatives in particular have declined. We expect this trend to continue for the foreseeable future. In addition, since many of our customers are also adversely affected by the general economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectible.

We face significant competition, which could make it difficult to acquire and retain customers and inhibit any future growth.

We expect market competition to persist and intensify. Competitive pressures may seriously harm our business and results of operations if they inhibit our future growth, require us to hold down or reduce prices, or increase our operating costs. Our competitors include, but are not limited to:

•	potential customers that use in-house development efforts; and

•	developers of software that address the need for content management, such as Documentum, Filenet, Microsoft, Open Text, Stellent and Vignette.

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

Accounting principles require companies to review the value of assets from time to time to determine whether those values have been impaired. Due to the decline of our stock price and our operational performance in 2002, we reduced the carrying value of assets from acquired companies. We are required to review the carrying value of acquired companies on our balance sheet periodically to determine if those values should be reduced as a result of significant changes in our operations.

This process includes an analysis of the carrying value of the assets acquired as compared to the fair value of such assets through the use of comparison of our market capitalization and through the use of valuation models. If, as a result of this analysis, we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets is written down to fair value as a charge against operating results in the period that the determination is made. Any significant impairment harms our operating results for that period and our financial position, and could harm the price of our stock.

Our workforce reductions may require us to reduce our facilities commitments, which may cause us to incur expenses or recognize financial statement charges.

Since June 30, 2001, we have reduced our employee headcount by more than 40% of our employees worldwide. In connection with these restructurings, we relocated offices and abandoned facilities in the San Francisco Bay area and Austin, Texas. However, it is possible that our present facilities may exceed our estimated future needs. If this happens, and given the decline in the commercial real estate market, we could be faced with paying rent for space we are not using, or with subleasing the excess space for less than our lease rate and recognizing a financial statement charge reflecting the loss. If the commercial real estate market continues to deteriorate, or if we cannot sublease these facilities at all, we may record additional facilities charges in the future. Any charge we record would be based on assumptions and our estimates about our ability to sublease facilities or terminate leases. We cannot assure you that our estimates and assumptions about these charges will be accurate in the future, and additional charges may be required in future periods.

Our lengthy sales cycle makes it particularly difficult for us to forecast revenues, requires us to incur high costs of revenues, and increases the variability of our quarterly results.

The time between our initial contact with a potential customer and the ultimate sale, which we refer to as our sales cycle, typically ranges between three and nine months, depending largely on the customer. We believe that the continuing economic slowdown has lengthened our sales cycle as customers delay or defer decisions on implementing content management initiatives. If we do not shorten our sales cycle, it will be difficult for us to reduce sales and marketing expenses. In addition, as a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This makes it more difficult to predict quarterly financial performance, or to achieve it, and any delay in completing sales in a particular quarter could harm our business and cause our operating results to vary significantly.

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

Sales to customers located outside the North America have historically accounted for a significant percentage of our revenues and we anticipate that such sales will continue to represent a significant percentage of our revenues. As a percentage of our total revenues, sales to international customers were 35% and 36% for the three months ended March 31, 2002 and 2003, respectively. We face risks associated with our international operations, including:

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

In addition, our operations in Asia may be adversely impacted by the recent outbreak of Severe Acute Respiratory Syndrome. This outbreak has caused customers to delay or defer purchases, and our sales force to experience travel disruptions (including quarantines). If the number of cases continues to rise or spread to other areas and we continue to experience these problems, our international sales and operations will be harmed.

We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.

We depend upon our proprietary technology, and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect it. We currently have three issued United States patents and one foreign patent, as well as several U.S. and foreign patents pending approval. It is possible that patents will not be issued from our currently pending patent applications or any future patent application we may file. We have also restricted customer access to our source code and required all employees to enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. Further, third parties may claim that our products infringe the intellectual property of their products.

Our workforce reductions plans may hurt the morale and performance of our continuing personnel, and make it more difficult to retain the services of key personnel.

We restructured our operations over the past two years, resulting in substantial workforce reductions worldwide, in all functional areas. In addition to direct economic costs, these personnel reductions may hurt morale among continuing employees, or create concerns about job security. These morale issues may lower productivity or make it more likely that some of our key employees will seek new employment and require us to hire replacements. These reductions may also make the management of our business more difficult, subject us to increased risk of litigation and make it harder for us to attract employees in the future.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. We believe an immediate 10% increase or decrease in interest rates affecting our investment portfolio as of March 31, 2003 would not have a material effect on our financial position or results of operations.

We did not hold derivative financial instruments as of March 31, 2003, and have never held such instruments in the past. In addition, we had no outstanding debt as of March 31, 2003.

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

Item 4.    Controls and Procedures

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

On April 4, 2003, we announced that John Van Siclen had resigned as our President and Chief Executive Officer and that Martin Brauns had been named as our President and Chief Executive Officer. Mr. Brauns will continue to serve as our Chairman of the Board of Directors. In addition, we further announced the resignations of Thor Culverhouse, our Senior Vice President of Worldwide Sales and Rene White, our Senior Vice President of Marketing.

On April 17, 2003, we announced that John Bara had been named as our Senior Vice President of Marketing.

Item 6.    Exhibits and Reports on Form 8-K

(a)  List of Exhibits

Exhibit No.	Description
99.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Interwoven, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(b)  Reports on Form 8-K:

No reports were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERWOVEN, INC.

Dated: May 13, 2003	By:	/s/ DAVID M. ALLEN
David M. Allen Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

CERTIFICATIONS

I, Martin W. Brauns, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interwoven, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 13, 2003

By:	/s/ MARTIN W. BRAUNS
Martin W. Brauns Chairman, President and Chief Executive Officer

I, David M. Allen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Interwoven, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003

By:	/s/ DAVID M. ALLEN
David M. Allen Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Number	Exhibit Title
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Interwoven, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.