Form 10-Q
period 2003-06-30
INTERWOVEN INC
filed 2003-08-13
CIK 1042431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

There were 105,937,482 shares of the Registrant’s common stock, par value $0.001, outstanding on August 5, 2003.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,263	$58,855
Short-term investments	102,288	122,814
Accounts receivable, net of allowances of $1,849 and $1,926, respectively	17,223	22,151
Prepaid expenses	3,691	3,715
Other current assets	3,742	3,562

Total current assets	186,207	211,097
Property and equipment, net	8,741	11,694
Goodwill, net	82,019	70,564
Other intangible assets, net	5,837	3,308
Restricted cash	378	378
Other assets	1,616	1,616

	$284,798	$298,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,118	$3,438
Accrued liabilities	14,549	13,319
Restructuring and excess facilities costs	8,669	10,564
Deferred revenue	32,381	36,331

Total current liabilities	59,717	63,652

Other accrued liabilities, net of current portion	2,037	2,070
Restructuring and excess facilities costs, net of current portion	26,809	29,210

Total liabilities	88,563	94,932

Stockholders’ equity:
Common stock and additional paid-in capital, 500,000 shares authorized, 105,886 and 102,536 shares issued and outstanding, respectively	549,279	541,377
Deferred stock-based compensation	(1,160)	(2,166)
Accumulated other comprehensive income	219	323
Accumulated deficit	(352,103)	(335,809)

Total stockholders’ equity	196,235	203,725

	$284,798	$298,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)
Revenues:
License	$10,192	$15,946	$19,343	$30,873
Services	16,003	17,070	32,438	34,815

Total revenues	26,195	33,016	51,781	65,688

Cost of revenues:
License	465	1,069	1,167	2,017
Services	7,645	9,202	15,540	19,175

Total cost of revenues	8,110	10,271	16,707	21,192

Gross profit	18,085	22,745	35,074	44,496

Operating expenses:
Research and development	6,002	7,029	11,886	14,000
Sales and marketing	13,056	17,938	27,570	38,685
General and administrative	4,211	4,509	8,338	9,592
Amortization of deferred stock-based compensation	493	58	1,006	3,265
Amortization of acquired intangible assets	444	1,310	887	2,546
In-process research and development	599	—	599	—
Restructuring charges	1,311	7,244	2,377	8,464

Total operating expenses	26,116	38,088	52,663	76,552

Loss from operations	(8,031)	(15,343)	(17,589)	(32,056)
Interest income and other, net	1,035	1,886	1,934	3,389

Net loss before provision for income taxes	(6,996)	(13,457)	(15,655)	(28,667)
Provision for income taxes	198	334	639	788

Net loss	$(7,194)	$(13,791)	$(16,294)	$(29,455)

Basic and diluted net loss per share	$(0.07)	$(0.13)	$(0.16)	$(0.29)

Shares used in computing basic and diluted net loss per share	102,638	103,414	102,400	103,020

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(16,294)	$(29,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,469	4,512
Provisions for doubtful accounts and sales returns	(78)	286
Amortization of deferred stock-based compensation	1,006	3,265
Amortization of acquired intangible assets	887	2,546
In-process research and development	599	—
Restructuring and excess facilities charges	(4,296)	2,565
Changes in assets and liabilities:
Accounts receivable	6,105	8,711
Prepaid expenses and other assets	66	(1,932)
Accounts payable	(2,215)	233
Accrued liabilities	(1,300)	(5,429)
Deferred revenue	(4,110)	(2,743)

Net cash used in operating activities	(16,161)	(17,441)

Cash flows from investing activities:
Purchases of property and equipment	(516)	(957)
Purchases of short-term investments	(50,065)	(120,018)
Maturities of short-term investments	70,487	132,923
Purchased technology	—	(823)
Cash paid for businesses acquired, net	(4,198)	—

Net cash provided by investing activities	15,708	11,125

Cash flows from financing activities:
Proceeds from issuance of common stock	866	4,387
Repurchase of common stock	(5)	(6,027)

Net cash provided by (used in) financing activities	861	(1,640)

Net increase (decrease) in cash and cash equivalents	408	(7,956)
Cash and cash equivalents at beginning of period	58,855	69,312

Cash and cash equivalents at end of period	$59,263	$61,356

Supplemental non-cash activity:
Deferred stock-based compensation	$—	$3,284

Unrealized loss on short-term investments	$(104)	$(77)

Common stock issued and options assumed in conjunction with the MediaBin acquisition	$7,042	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies:

Basis of presentation

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows of Interwoven, Inc. (the “Company”) for the three and six months ended June 30, 2003 and 2002. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company has five stock-based employee compensation plans and accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In connection with stock options granted prior to its initial public offering and options assumed through acquisitions, the Company recorded deferred stock-based compensation which is being amortized over the vesting periods of the applicable options. Amortization expense recognized during the three months ended June 30, 2003 and 2002 totaled $493,000 and $58,000, respectively. Amortization expense recognized during the six months ended June 30, 2003 and 2002 totaled $1.0 million and $3.3 million, respectively. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. The following table presents the pro forma information (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(7,194)	$(13,791)	$(16,294)	$(29,455)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	493	58	1,006	3,265
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,958)	(6,107)	(11,624)	(14,896)

Pro forma net loss	$(11,659)	$(19,840)	$(26,912)	$(41,086)

Net loss per share:
Basic and diluted—as reported	$(0.07)	$(0.13)	$(0.16)	$(0.29)

Basic and diluted—pro forma	$(0.11)	$(0.19)	$(0.26)	$(0.40)

The Company calculated the fair value of each option grant on the date of grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rates	2.6%	4.4%	2.7%	4.4%
Expected lives from vest date (in years)—Options	1.0	1.0	1.0	1.0
Expected lives from vest date (in years)—ESPP	0.5	0.5	0.5	0.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	101.3%	89.2%	101.3%	89.2%

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of deferred stock-based compensation is attributable to the following categories (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cost of services revenues	$—	$26	$9	$69
Research and development	308	(341)	622	809
Sales and marketing	178	306	359	2,177
General and administrative	7	67	16	210

Total	$493	$58	$1,006	$3,265

Comprehensive loss

For the three months ended June 30, 2003, comprehensive loss of $7.3 million consists of $119,000 net unrealized investment loss and $7.2 million net loss. For the three months ended June 30, 2002, comprehensive loss of $13.5 million consists of $254,000 net unrealized investment gain and $13.8 million net loss. For the six months ended June 30, 2003, comprehensive loss of $16.4 million consists of $104,000 net unrealized investment loss and $16.3 million net loss. For the six months ended June 30, 2002, comprehensive loss of $29.6 million consists of $77,000 net unrealized investment loss and $29.5 million net loss.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

Note 2.    MediaBin Acquisition

On June 27, 2003, the Company acquired MediaBin, Inc. (“MediaBin”). MediaBin develops standards-based enterprise brand management solutions to help companies manage, produce, share and deliver volumes of digital assets, such as product photographs, advertisements, brochures, presentations, video clips and other marketing collateral. The aggregate purchase price of the acquisition was $16.8 million, which included cash of $4.2 million, issuance of 2.8 million shares of common stock with an estimated fair value of $6.4 million, assumed stock options with a fair value of $683,000, assumed liabilities of $4.7 million and transaction costs of $899,000. In connection with this acquisition, the three largest shareholders of MediaBin who had advanced loans to MediaBin collectively agreed to place an aggregate of $300,000 of the repayment of indebtedness owed by MediaBin to them in escrow with the Company as security against certain financial contingencies. These funds will be released to these former shareholders (less any amounts deducted by the Company in regards to the occurrence of these contingencies) no later than October 25, 2003. The transaction was completed on June 27, 2003, from which time the results of operations of MediaBin and the estimated fair values of the net assets acquired and liabilities assumed and incurred have been included in the results of operations of the Company. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands, except amortization life):

Allocation of Purchase Price:	Amortization Life (Years)	Amount
Fair value of tangible assets		$1,323
Customer list	4	220
Patents/patent applications	4	474
Completed technology	4	2,721
In-process research and development	N/A	599
Goodwill	N/A	11,455

Total assets acquired		16,792

Accounts payable		2,897
Accrued liabilities		1,597
Deferred revenue		160

Total liabilities assumed		4,654

Transaction costs accrued and incurred		899

Total consideration		$11,239

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of MediaBin were recorded at their estimated fair values at the date of the acquisition. None of the goodwill recorded is expected to be deductible for tax purposes. With the exception of the goodwill, the identified intangible assets will be amortized on a straight-line basis over their useful lives. The $599,000 of the purchase price allocated to in-process research and development, as well as the purchase price allocated to the identifiable intangible assets, was determined, in part, by a third party appraiser through established valuation techniques. The acquired in-process research and development was immediately expensed because technological feasibility had not been established and no future alternative existed at the date of the acquisition.

Note 3.    Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(7,194)	$(13,791)	$(16,294)	$(29,455)

Denominator:
Weighted average common shares outstanding	102,997	104,304	102,785	104,067
Weighted average unvested common shares subject to repurchase repurchase	(359)	(890)	(385)	(1,047)

Denominator for basic and diluted calculation	102,638	103,414	102,400	103,020

Net loss per share:
Basic and diluted	$(0.07)	$(0.13)	$(0.16)	$(0.29)

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above, as their effect would have been antidilutive for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average unvested common stock subject to repurchase	359	890	385	1,047
Weighted average common stock options outstanding	27,059	29,472	26,654	29,188

	27,418	30,362	27,039	30,235

Note 4.    Recent Pronouncements

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. It also requires additional disclosures about the effects on reported net income or loss of an entity’s accounting policy with respect to stock-based employee compensation. The Company adopted the annual disclosure requirements of SFAS No. 148 during the year ended December 31, 2002. The Company adopted the interim disclosure requirements of SFAS No. 148 during the three months ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness Others” (“FIN 45”). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company had no existing guarantees as of June 30, 2003, and the adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

Indemnification and warranty provisions contained within the Company’s license and service agreements are generally consistent with those prevalent in its industry. The duration of the Company’s product warranties generally does not exceed 90 days following delivery of the related products. The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Goodwill and Other Intangible Assets

The following table provides information relating to the intangible and other assets contained within the Company’s unaudited condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002 (in thousands):

	June 30, 2003		December 31, 2002
	Cost	Accumulated amortization	Cost	Accumulated amortization
Goodwill	$263,590	$181,571	$252,135	$181,571

Acquired identifiable intangibles:
Covenants not to compete	$6,929	$6,929	$6,929	$6,929
Completed technology and other	9,390	3,553	5,975	2,667

	$16,319	$10,482	$12,904	$9,596

The Company’s goodwill balance increased from December 31, 2002, to June 30, 2003, by $11.4 million, directly related to the goodwill resulting from the MediaBin acquisition. The Company expects annual amortization of acquired intangible assets to be $1.3 million for the remainder of 2003, $2.3 million in 2004, $928,000 in 2005, $854,000 in 2006 and $427,000 in 2007.

Note 6.    Restructuring and Excess Facilities

Due to the continuing economic slowdown and in light of the global reduction in spending on information technology initiatives, throughout 2002 and 2003, the Company has implemented a series of restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions

During the six months ended June 30, 2002, the Company implemented several restructuring plans in an effort to better align its expenses and revenues. These cost saving efforts resulted in the termination of 182 employees worldwide, throughout all functional areas. The Company recorded charges of $4.7 million associated with involuntary terminations, which included severance costs. The workforce reductions associated with these plans were substantially completed as of December 31, 2002

During the six months ended June 30, 2003, the Company implemented additional restructuring plans in an effort to better align its expenses and revenues. These cost saving efforts resulted in the termination of 60 employees worldwide, throughout all functional areas. The Company recorded charges of $2.4 million associated with involuntary terminations. The workforce reductions associated with these plans were substantially completed as of June 30, 2003, and $419,000 was accrued at June 30, 2003, associated with future severance payments.

Excess Facilities

During 2002, as a result of reduced staffing levels, the Company performed an evaluation of its current facilities requirements and identified facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded charges of $24.1 million associated with lease abandonment related to these excess facilities. It also evaluated operating equipment and leasehold improvements associated with

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these facilities to identify those assets that had suffered a reduction in their economic useful lives. Based on these evaluations, the Company incurred charges of $1.2 million associated with the impairment and accelerated amortization of leasehold improvements and certain operating equipment associated with these abandoned facilities. Additionally, due to the deterioration of the commercial real estate market, the Company revised its assumptions regarding future sublease income for certain facilities previously abandoned in 2001. As a result, the Company reduced its estimates regarding sublease income and recorded charges of an additional $4.7 million to reflect this change in estimate. At June 30, 2003, $35.1 million has been accrued associated with facility consolidation plans and is payable through 2010. The facilities charges were an estimate as of June 30, 2003. The Company will reassess this liability each period based on current market conditions and revisions to the estimates of these liabilities could materially impact the operating results and financial position of the Company in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, change from previous estimates.

The restructuring costs and excess facility charges the Company has incurred to date have had a material impact on its results of operations and will require additional payments in future periods. The following table summarizes our estimated payments associated with these charges as of June 30, 2003 (in thousands):

Year Ending December 31,	Workforce Reductions	Excess Facilities	Total
2003 (remaining six months)	$419	$5,850	$6,269
2004	—	6,873	6,873
2005	—	7,063	7,063
2006	—	6,726	6,726
2007	—	4,590	4,590
Thereafter	—	3,957	3,957

Total	$419	$35,059	$35,478

The following table summarizes the activity in the related restructuring accrual (in thousands):

	Work Force Reductions	Non-Cancelable Lease Commitments And Other	Total
Balance at December 31, 2002	$1,042	$38,732	$39,774
Restructuring costs	2,377	—	2,377
Cash payments	(3,000)	(3,673)	(6,673)

Balance at June 30, 2003	$419	$35,059	$35,478

Note 7.    Segment and Geographic Information:

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

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding revenues for the three and six months ended June 30, 2003 and 2002, and information regarding long-lived assets in geographic areas as of June 30, 2003 and December 31, 2002, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Domestic	$17,599	$22,058	$33,907	$43,446
International	8,596	10,958	17,874	22,242

Consolidated	$26,195	$33,016	$51,781	$65,688

	June 30, 2003	December 31, 2002
Long-Lived Assets:
Domestic	$13,289	$13,151
International	1,289	1,851

Consolidated	$14,578	$15,002

It is impracticable to disaggregate license revenue by product, because the vast majority of our license revenue is derived from sales of the Company’s flagship product, TeamSite. Disaggregated product information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	$10,192	$15,947	$19,343	$30,873
Maintenance	10,138	9,915	20,742	19,962
Consulting	4,944	5,895	9,430	11,945
Training	921	1,259	2,266	2,908

Total	$26,195	$33,016	$51,781	$65,688

Note 8.    Contingencies

On November 8, 2001, the Company and certain of its officers and directors and certain investment banking firms, were named as defendants in a purported securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. The consolidated complaint asserts that the prospectuses for the Company’s October 8, 1999 initial public offering and the Company’s January 26, 2000 follow-on public offering failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 and under Section 10(b) and 20(a) of the Securities Exchange Act of 1934 against the Company and certain of its officers and directors. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of the Company’s officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated compliant and the Company, together with the other issuers named thereunder and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated compliant, in each case without admitting any wrongdoing.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of this settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. This settlement will be presented to the District Court for approval in the coming months; however, there can be no guarantee that the District Court will approve the settlement.

In addition to the matters mentioned above, the Company has been named as a defendant in various employment-related lawsuits that have arisen in the ordinary course of business. In the opinion of management, the outcome of such lawsuits will not have a material effect on the financial statements of the Company.

Note 9.    Subsequent Event

On August 6, 2003, the Company entered into a definitive agreement to acquire iManage, Inc. (“iManage”) in a stock and cash transaction. iManage is a provider of collaborative content management software. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, iManage will be merged with and into a wholly-owned subsidiary of the Company (the “Merger”), with this wholly-owned subsidiary continuing as the surviving corporation of the Merger. Under the definitive agreement, the Company would issue 2.0943 shares of its common stock and $1.20 in cash, without interest, for each share of iManage common stock. After the Merger, the stockholders of the Company are expected to own approximately 67% of the combined company while iManage stockholders will own approximately 33% of the combined company. The transaction is expected to close in the fourth quarter of 2003, subject to customary conditions, including obtaining necessary regulatory and stockholder approvals.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Further, except as expressly indicated below, these forward-looking statements are made without taking into account our proposed merger with iManage, Inc. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

As a result of our limited operating history and the rapidly evolving nature of the market for content management software and services, it is difficult for us to accurately forecast our revenues or earnings. It is possible that in some future periods our results of operations may not meet management’s projections or expectations of securities analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and are likely to cause fluctuations in the future, include:

•	the number and size of customer orders and the timing of product and service deliveries, particularly for content management initiatives launched by our customers and potential customers;

•	limitations on our customers’ and potential customers’ information technology budgets and staffing levels;

•	variability in the mix of products and services sold;

•	market acceptance of our new products and services offerings;

•	our ability to retain current customers and attract and retain new customers;

•	the amount and timing of operating costs;

•	the announcement or introduction of new products or services by us or our competitors;

•	transitions in our executive management team;

•	our ability to upgrade and develop our systems and infrastructure; and

•	costs and technical and organizational challenges related to acquisitions of technologies or businesses, including the proposed merger with iManage.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this report.

Overview

Interwoven was incorporated in March 1995, to provide software products and services for content management. Our software products and services help customers automate the process of developing, managing and deploying content assets used in business applications. The information technology industry refers to this process as “content management.” Our products are designed to allow all content contributors within an organization to create, manage and deploy content assets, such as documents, XML/HTML, rich media, database content and application code. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products to compliment our content management offerings. As of June 30, 2003, we had sold our products and services to over 1,250 customers. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. Our revenues to date have been derived primarily from accounts in North America; however, revenues from outside of North America represented 35% and 34% of our total revenues during the six months ended June 30, 2003 and 2002, respectively. We are headquartered in Sunnyvale, California, with 567 employees company-wide as of June 30, 2003.

We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we incurred net losses through June 30, 2003 and had an accumulated deficit of $352.1 million as of June 30, 2003. We have experienced declining revenues since 2001 due to the sustained economic slowdown that resulted in substantial reductions in spending on information technology initiatives, to increased competition from other enterprise software firms and to the loss of service revenues to system integrators. We expect the continued economic slowdown and the competitive business environment to negatively affect our business for the foreseeable future. We expect to make acquisitions in the future, thereby potentially reducing our cash and cash equivalents and incurring stock-based compensation and intangible amortization charges, which would increase our reported losses, including non-cash expenses.

In connection with our earnings releases and investor conference calls, we provide supplemental consolidated financial information that excludes from our reported earnings and earnings per share, the effects of expenses such as the amortization of deferred stock-based compensation, amortization of acquired intangibles, in-process research and development, restructuring charges and impairment of goodwill. This supplemental consolidated financial information is reported as pro forma net loss and pro forma net loss per share in addition to information that is reported based on generally accepted accounting principles in the United States (“GAAP”). We believe that such pro forma information provides investors with a more meaningful measure of our operations because it excludes certain expenses that we believe are not indicative of our ongoing operations; we believe that the underlying trends in our business are more evident when the information is viewed this way. However, we urge readers to review and consider carefully the GAAP financial information contained within our earnings releases.

Recent Events

On August 6, 2003, we entered into a definitive agreement to acquire iManage, Inc. in a stock and cash transaction. iManage is a provider of collaborative content management software. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, iManage will be merged with and into our wholly-owned subsidiary, with this wholly-owned subsidiary continuing as the surviving corporation of the merger. Under the definitive agreement, we would issue 2.0943 shares of our common stock and $1.20 in cash, without interest, for each share of iManage common stock. Following completion of the merger, our stockholders are expected to own approximately 67% of the combined company. We expect this transaction will close in the fourth quarter of 2003, subject to customary conditions, including obtaining necessary regulatory and stockholder approvals, though we cannot assure you that it will be completed. Failure to complete the merger could have a material adverse effect on our stock price, financial condition and results of operations. A more detailed description of the merger and the risks associated thereto are set forth under “Factors Affecting Future Results – We face numerous risks in connection with the proposed merger with iManage. These risks may adversely affect our results of operations whether or not the merger is completed” below.

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

At the outset of our customer arrangements, if we determine that the arrangement fee is not fixed or determinable, we recognize revenue when the arrangement fee becomes due and payable. We assess whether the fee is fixed or determinable based on the payment terms associated with each transaction. If a significant portion of a fee is due beyond our normal payments terms, which generally does not exceed 180 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due. We do not offer product return rights to resellers or end users. We determine collectibility on a case-by-case basis, following analysis of the general payment history within the geographic sales region and a customer’s years of operation, payment history and credit profile. If we determine from the outset of an arrangement that collectibility is not probable based upon our review process, we recognize revenue as payments are received. In general, for sales occurring outside of the United States, we defer recognition of revenue until cash is collected or when a letter of credit is obtained, because in most countries we do not have a sufficient operating history to determine whether collectibility is probable. However, we recognize revenue from our customers in Northern Europe and Australia upon the signing of the contract and shipment of the product, assuming all other revenue recognition criteria have been met. Our history of collections and development of sales infrastructure in those regions enables us to determine that collectibility is probable in those areas. We expect to continually assess the appropriateness of revenue recognition on sales agreements in other geographic locations as our sales infrastructure matures, and our collections history improves, in those regions.

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

Restructuring and Excess Facilities Charges

Due to the continued economic slowdown and in light of the global reduction in spending on information technology initiatives, we implemented a series of restructuring and facility consolidation plans to improve our operating performance. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions

During the six months ended June 30, 2003, we implemented several restructuring plans in an effort to better align our expenses and revenues. These cost saving efforts resulted in the termination of 60 employees worldwide, throughout all functional areas. We recorded charges of $2.4 million associated with involuntary terminations. The workforce reductions associated with these plans were substantially completed as of June 30, 2003, and $419,000 was accrued at June 30, 2003, associated with future severance payments.

During the six months ended June 30, 2002, we implemented several restructuring plans in an effort to better align our expenses and revenues. These cost saving efforts resulted in the termination of 182 employees worldwide, throughout all functional areas. We recorded charges of $4.7 million associated with involuntary terminations, which included severance costs. The workforce reductions associated with these plans were completed as of December 31, 2002.

Excess Facilities

During 2002, as a result of our reduced staffing levels, we performed an evaluation of our current facilities requirements and identified facilities that were in excess of our current and estimated future needs. As a result of this analysis, we recorded charges of $24.1 million associated with lease abandonment related to identified excess facilities, which primarily consisted of domestic sales offices. We also evaluated operating equipment and leasehold improvements associated with these facilities to identify those assets that had suffered a reduction in their economic useful lives. Based on these evaluations, we incurred charges of $1.2 million associated with the impairment and accelerated amortization of leasehold improvements and certain operating equipment associated with these abandoned facilities. Additionally, due to the deterioration of the commercial real estate market, after receiving independent appraisals from real estate brokers to estimate such lease rates, we revised our assumptions regarding future sublease income for certain facilities previously abandoned in 2001. As a result, we reduced our estimates regarding sublease income and recorded charges of an additional $4.7 million to reflect this change in estimate. At June 30, 2003, $35.1 million has been accrued associated with facility consolidation plans and is payable through 2010. The facilities charges were an estimate as of June 30, 2003. We reassess this estimated liability each period based on current market conditions. Revisions to our estimated liabilities could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income change from previous estimates, are different from expected. We expect to revise the estimated liability if necessary.

The restructuring costs and excess facilities charges we have incurred to date have had a material impact on our results of operations and will require additional payments in future periods. The following table summarizes our estimated payments associated with these charges (in thousands):

Year Ending December 31,	Workforce Reductions	Excess Facilities	Total
2003 (remaining six months)	$419	$5,850	$6,269
2004	—	6,873	6,873
2005	—	7,063	7,063
2006	—	6,726	6,726
2007	—	4,590	4,590
Thereafter	—	3,957	3,957

Total	$419	$35,059	$35,478

Amortization of Intangibles and Stock-Based Compensation

We have acquired five corporations since our inception. Under GAAP, we have accounted for these business combinations using the purchase method of accounting and recorded the market value of our common stock and options issued in connection with these acquisitions and the related amount of direct transaction costs as the cost of acquiring these entities. These costs are allocated among the individual assets acquired and liabilities assumed, including goodwill and various identifiable intangible assets such as in-process research and development, acquired technology and covenants not to compete, based on their respective fair values. We allocated the amount by which the purchase price exceeded the fair value of the net identifiable assets to goodwill. The impact of purchase accounting on our results of operations has been significant. Amortization of intangibles assets associated with business acquisitions were $887,000 and $2.5 million during the six months ended June 30, 2003 and 2002, respectively. In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which became effective for us on January 1, 2002. Under SFAS No. 142, we ceased amortizing $148.2 million of goodwill as of January 1, 2002. Additionally, during 2002, we reclassified to deferred stock-based compensation $1.2 million of goodwill recorded in connection with our acquisition of Neonyoyo, Inc. In lieu of amortization of goodwill, we performed a transitional impairment test of our goodwill on January 1, 2002, and have been subject to annual impairment testing thereafter. We plan to complete our required annual impairment testing during the three months ended September 30, 2003.

We also assess the impairment of identifiable intangibles, long-lived assets and related goodwill from time to time as changes in circumstances indicate that the carrying value may not be recoverable. We consider key indicators of impairment to include:

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

We have determined that we have one reporting unit for evaluation purposes under SFAS No. 142. When determining if the carrying value of our goodwill is impaired, we will perform a two-step process. First, we will compare the estimated fair value of our reporting unit to its carrying value, including goodwill. Second, if the carrying value exceeds the fair value of the reporting unit, then the implied fair value of the reporting unit’s goodwill will be determined and compared to the carrying value of the goodwill. The implied fair value of goodwill is determined by allocating the fair value of all of the reporting unit’s assets and liabilities as if the reporting unit had been newly acquired in a business combination as described above. If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment charge will be recognized equal to the difference of the computed and recorded amounts.

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

We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price, we will assess whether our goodwill has been impaired. A significant impairment could result in additional charges and have a material adverse impact on our financial position and operating results.

We have recorded deferred compensation liabilities related to options assumed and restricted shares issued to effect business combinations, and options granted below fair market value associated with our initial public offering in October 1999.

The following table reflects the prospective impact of all deferred compensation costs and the annual amortization of purchased identifiable intangibles attributable to our mergers and acquisitions that have occurred since our inception, for the remaining six months of 2003 and the following annual periods (in thousands):

	2003	2004	2005	2006	2007
Identifiable intangible assets	$1,314	$2,313	$928	$854	$427
Stock-based compensation	646	514	—	—	—

	$1,960	$2,827	$928	$854	$427

The amortization expense related to the identifiable intangible assets acquired may be accelerated in the future if we reduce the estimated useful life of the intangible assets. Intangible assets may become impaired in the future if expected cash flows to be generated by these assets decline.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts and sales return reserves in the amount of $1.8 million and $1.9 million at June 30, 2003 and December 31, 2002, respectively. We regularly review the adequacy of our allowances through identification of specific receivables where we expect that payment will not be received, and we have established a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition and the potential risk associated with the customer’s industry, among other factors. We establish a general reserve for all receivable amounts that have not been specifically identified by applying a percentage based on historical collection experience. We establish a general reserve for sales returns by applying a historical percentage based on our license and service revenues activity. The allowances reflect our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Results of Operations

The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
License	39%	48%	37%	47%
Services	61	52	63	53

Total revenues	100	100	100	100

Cost of revenues:
License	2	3	2	3
Services	29	28	30	29

Total cost of revenues	31	31	32	32

Gross profit	69	69	68	68

Operating expenses:
Research and development	23	21	23	21
Sales and marketing	50	54	53	59
General and administrative	16	14	16	15
Amortization of deferred stock-based compensation	2	—	2	5
Amortization of acquired intangible assets	2	4	2	4
In-process research and development	2	—	1	—
Restructuring charges	5	22	5	13

Total operating expenses	100	115	102	117

Loss from operations	(31)	(46)	(34)	(49)
Interest income and other, net	4	6	4	5

Net loss before provision for income taxes	(27)	(40)	(30)	(44)
Provision for income taxes	1	1	1	1

Net loss	(28)%	(41)%	(31)%	(45)%

Three months ended June 30, 2003 and 2002

Revenues.    Total revenues decreased 21% from $33.0 million for the three months ended June 30, 2002 to $26.2 million for the three months ended June 30, 2003. This decrease in revenues was attributable to the continued worldwide economic slowdown which has resulted in a substantial reduction in overall spending on information technology initiatives, extended sales cycles, and increased competition from other enterprise software firms. We also experienced a decrease in our average selling prices from approximately $250,000 for the three months ended June 30, 2002 to $115,000 for the three months ended June 30, 2003. We believe that this decrease is due to a sustained shift in customer spending patterns that have resulted in a greater number of smaller dollar value agreements representing a larger percentage of the total number of agreements into which we enter, to the loss of service revenues to systems integrators, and to general pricing pressures. We expect this economic slowdown to continue to adversely affect our business for the foreseeable future.

License.    License revenues decreased 36% from $15.9 million for the three months ended June 30, 2002 to $10.2 million for the three months ended June 30, 2003. License revenues represented 48% and 39% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues and in absolute dollars was primarily attributable to the factors mentioned above. The number of new license customers declined from 51 for the three months ended June 30, 2002 to 39 for the three months ended June 30, 2003.

Services.    Services revenues decreased 6% from $17.1 million for the three months ended June 30, 2002 to $16.0 million for the three months ended June 30, 2003. Services revenues represented 52% and 61% of total revenues, respectively, in those periods. The decrease in services revenues reflects a $950,000 decrease in professional services revenues. We believe our customers increasingly use third party system integrators, rather than our personnel, to perform software implementations, reflecting the competitive pricing and lower cost structures of these system integrators.

Cost of Revenues

License.    Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues decreased 57% from $1.1 million for the three months ended June 30, 2002 to $465,000 for the three months ended June 30, 2003. Cost of license revenues represented 7% and 5%, respectively, of license revenues in those periods. The decreases in cost of license revenues and cost of license revenues as a percentage of license revenues were attributable to lower license revenues and the mix of products sold in the period, which was weighted towards products that incorporate third-party software with lower costs or royalty rates.

We expect cost of license revenues as a percentage of license revenues to vary from period to period depending primarily on the mix of the products we sell and fluctuations in the amount of royalties paid to third parties and purchases of third-party software incorporated into our product offerings.

Services.    Cost of services revenues consists of salary and related costs of our professional services, training, support personnel and subcontractor expenses. Cost of services revenues decreased 17% from $9.2 million for the three months ended June 30, 2002 to $7.6 million for the three months ended June 30, 2003. This decrease was primarily attributable to lower personnel costs as a result of reduced staffing within our services organization. Cost of services revenues represented 54% and 48% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues is primarily attributable to an increase in maintenance revenues as a percentage of services revenues, as maintenance revenues generally have lower costs associated with them.

Since our services revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our service revenues decline slower or grow faster than our license revenues. We expect cost of services revenues as a percentage of services revenues to vary from period to period, depending in part on whether the services are performed by our in-house staff, subcontractors or third-party system integrators, and on the overall utilization rates of our in-house professional services staff. As our customers increase their use of systems integrators to perform customer implementations in the future, we expect our services revenues and cost of services revenues to decline.

Gross Profit.    Gross profit decreased 20% from $22.7 million for the three months ended June 30, 2002 to $18.1 million for the three months ended June 30, 2003. Gross profit represented 69% of total revenues in both periods. The decrease in absolute dollar amounts reflects a decrease in both license and services revenues during those periods.

Operating Expenses

Research and Development.    Research and development expenses consist of personnel and related costs to support product development activities. To date, all software development costs have been expensed in the period incurred. Research and development expenses decreased 15% from $7.0 million for the three months ended June 30, 2002 to $6.0 million for the three months ended June 30, 2003, representing 21% and 23% of total revenues in those periods, respectively. This decrease in absolute dollars reflects a decrease in personnel costs due to reduced staffing as a result of cost saving strategies implemented to help improve our overall operational performance.

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

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions, travel and marketing programs. Sales and marketing expenses decreased 27% from $17.9 million for the three months ended June 30, 2002 to $13.1 million for the three months ended June 30, 2003, representing 54% and 50% of total revenues in those periods, respectively. This decrease in absolute dollar amounts primarily relates to a decrease of $3.3 million in personnel costs associated with headcount reductions, a decrease of $679,000 in commissions as a result of lower sales activity and revenue, and a reduction of $465,000 in expenses related to our promotional efforts.

We are endeavoring to reduce our sales and marketing costs during the current economic slowdown. We anticipate that with evidence of a sustained recovery of the worldwide economy, we would review spending in sales and marketing to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

General and Administrative.    General and administrative expenses consist of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses decreased 7% from $4.5 million for the three months ended June 30, 2002 to $4.2 million for the three months ended June 30, 2003, representing 14% and 16% of total revenues in those periods, respectively. The decrease in absolute dollar amounts was attributable to a $200,000 decrease in personnel costs associated with reduced staffing and to a decrease of $100,000 in bad debt expense as a result of the overall stability of our customer base and current collections patterns.

We are endeavoring to reduce our general and administrative costs in light of the current economic slowdown. We anticipate that, with evidence of a sustained recovery of the worldwide economy, we will review investments in our general and administrative infrastructure to support our operations. With evidence of a sustained recovery of the worldwide economy, we would expect to make investments in our general and administrative infrastructure to support further expansion of our operations.

Amortization of Deferred Stock-Based Compensation.    We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering and in connection with stock options granted and assumed during our business acquisitions. Amortization of deferred stock-based compensation was $58,000 for the three months ended June 30, 2002 and $493,000 for the three months ended June 30, 2003. The increase was primarily attributable to adjustments to deferred compensation expense in 2002 related to options assumed during business acquisitions associated with employees who were terminated prior to vesting of such options. Amortization of deferred stock-based compensation is attributable to the following categories for the three months ended June 30, 2003 and 2002, respectively (in thousands):

	2003	2002
Cost of services revenues	$—	$26
Research and development	308	(341)
Sales and marketing	178	306
General and administrative	7	67

Total	$493	$58

We expect amortization of deferred stock-based compensation to be $646,000 for the remaining six months of 2003 and $514,000 for 2004 including the projected variable accounting charge associated with our stock option exchange program (based on the assumption that our stock price in future periods will remain unchanged from June 30, 2003). The variable component of the accounting charge for the options exchanged under this program will be reassessed and reflected in the statement of operations for each reporting period based on the then current stock price for each period.

Amortization of Acquired Intangible Assets.    Effective January 1, 2002, we adopted SFAS No. 142. In connection with the adoption of SFAS No. 142, we ceased amortizing net goodwill of $148.2 million, including $1.7 million related to assembled workforce. In conjunction with our acquisition of MediaBin, Inc. during the three months ended June 30, 2003, we recorded $3.4 million in net identifiable intangible assets, which will be amortized over the average useful lives of these assets of 4 years. We expect amortization of acquired intangible assets to be $1.3 million for the remainder of 2003, $2.3 million in 2004, $928,000 in 2005, $854,000 in 2006 and $427,000 in 2007.

In-Process Research and Development.    In conjunction with our acquisition of MediaBin, Inc. during the three months ended June 30, 2003, we recorded a charge of $599,000 for acquired in-process research and development. The acquired in-process research and development was immediately expensed because technological feasibility had not been established for the acquired technology and no future alternative use exists. The portion of the purchase price allocated to in-process research and development was determined, in part, by a third-party appraiser through established valuation techniques.

Restructuring Charges.    During the three months ended June 30, 2002, we implemented a restructuring plan in an effort to better align our expenses and revenues. As a result of this plan, we recorded a charge of $3.5 million associated with workforce reductions. Workforce reduction costs primarily consisted of severance benefits associated with involuntary terminations. In addition, we recorded $3.2 million in abandonment charges associated with excess facilities and the reduction of expected sublease income estimates and $555,000 for the write-down of leasehold improvements and operating equipment.

During the three months ended June 30, 2003, we implemented a restructuring plan. As a result of this additional restructuring plan, we recorded a charge of $1.3 million associated with workforce reductions. Workforce reduction costs primarily consisted of severance benefits associated with involuntary termination.

Interest Income and Other, Net.    Interest income and other, net, decreased from $1.9 million for the three months ended June 30, 2002 to $1.0 million for the three months ended June 30, 2003, primarily due to a decrease in interest rates earned on cash and short-term investments and lower average cash and short-term investment balances during the period.

Provision for Income Taxes. Income tax expense for the three months ended June 30, 2002 and 2003 was $334,000 and $198,000, respectively. Income tax expense was associated with state and foreign income taxes.

Six months ended June 30, 2003 and 2002

Revenues.    Total revenues decreased 21% from $65.7 million for the six months ended June 30, 2002 to $51.8 million for the six months ended June 30, 2003. The decrease in total revenues is attributable to the continued worldwide economic slowdown which has resulted in a substantial reduction in overall spending on information technology initiatives, extended sales cycles, and increased competition from other enterprise software firms. We also experienced a decrease in our average selling prices from approximately $230,000 for the six months ended June 30, 2002 to $136,000 for the six months ended June 30, 2003. We believe that this decrease is due to a sustained shift to a greater number of smaller dollar value agreements accounting for a larger percentage of the total number of agreements into which we enter, to the loss of service revenues to system integrators, and to general pricing pressures.

License.    License revenues decreased 37% from $30.9 million for the six months ended June 30, 2002 to $19.3 million for the six months ended June 30, 2003. License revenues represented 47% and 37% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues and absolute dollars was primarily attributable to the factors mentioned above. The number of new license customers declined from 117 for the six months ended June 30, 2002 to 68 for the six months ended June 30, 2003.

Services.    Services revenues decreased 7% from $34.8 million for the six months ended June 30, 2002 to $32.4 million for the six months ended June 30, 2003. Services revenues represented 53% and 63% of total revenues, respectively, in those periods. The decrease in services revenues reflects a $2.5 million decrease in professional service revenues and a $641,000 decrease in training revenues, partially offset by a $780,000 increase in maintenance revenues. We believe our customers increasingly use third party system integrators, rather than our personnel, to perform software implementations, reflecting the competitive pricing and lower cost structures of these system integrators. The decrease in training revenues was due to a decrease in customer training participation as a result of a decline in license revenues. The increase in maintenance revenues was due to greater maintenance fees earned from our larger customer base.

Cost of Revenues

License.    Cost of license revenues decreased 42% from $2.0 million for the six months ended June 30, 2002 to $1.2 million for the six months ended June 30, 2003. Cost of license revenues represented 7% and 6%, respectively, of license revenues in those periods. The decreases in cost of license revenues and cost of license revenues as a percentage of license revenues were attributable to lower license revenue and the mix of products sold in the period, which was weighted towards products that incorporate third-party software with lower costs or royalty rates.

Services.    Cost of services revenues decreased 19% from $19.2 million for the six months ended June 30, 2002 to $15.5 million for the six months ended June 30, 2003. This decrease was primarily attributable to lower personnel costs as a result of reduced staffing within our services organization. Cost of services revenues represented 55% and 48% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues is primarily attributable to an increase in maintenance revenues as a percentage of services revenues, as maintenance revenues generally have lower costs associated with them.

Gross Profit.    Gross profit decreased 21% from $44.5 million for the six months ended June 30, 2002 to $35.1 million for the six months ended June 30, 2003. Gross profit represented 68% of total revenues in both periods. The decrease in absolute dollar amounts reflects a decrease in both license and services revenues during those periods.

Operating Expenses

Research and Development.    Research and development expenses decreased 15% from $14.0 million for the six months ended June 30, 2002 to $11.9 million for the six months ended June 30, 2003, representing 21%

and 23% of total revenues in those periods, respectively. The decrease in absolute dollars reflects a decrease in personnel costs attributable to reduced staffing as a result of cost saving strategies implemented to improve our overall operational performance.

Sales and Marketing.    Sales and marketing expenses decreased 29% from $38.7 million for the six months ended June 30, 2002 to $27.6 million for the six months ended June 30, 2003, representing 59% and 53% of total revenues in those periods, respectively. This decrease in absolute dollar amounts primarily relates to a decrease of $5.0 million in personnel costs associated with headcount reductions, a decrease of $2.3 million in commissions as a result of lower sales activity and revenues and a reduction of $729,000 in expenses related to our promotional efforts.

General and Administrative.    General and administrative expenses decreased 13% from $9.6 million for the six months ended June 30, 2002 to $8.3 million for the six months ended June 30, 2003, representing 15% and 16% of total revenues in those periods, respectively. The decrease in absolute dollar amounts was attributable to a $654,000 decrease in personnel costs associated with reduced staffing, and to a decrease of $600,000 in bad debt expense as a result of the overall stability of our customer base and current collection patterns.

Amortization of Deferred Stock-Based Compensation.    Amortization of deferred stock-based compensation was $3.3 million for the six months ended June 30, 2002 and $1.0 million for the six months ended June 30, 2003. The decrease was primarily attributable to the use of the accelerated method of amortizing deferred compensation expense, as prescribed by Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25)”, which resulted in greater recognition of amortization expense in the beginning of the vesting period for such options. Amortization of deferred stock-based compensation is attributable to the following categories for the six months ended June 30, 2003 and 2002, respectively (in thousands):

	2003	2002
Cost of services revenues	$9	$69
Research and development	622	809
Sales and marketing	359	2,177
General and administrative	16	210

Total	$1,006	$3,265

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets decreased 65% from $2.5 million for the six months ended June 30, 2002 to $887,000 for the six months ended June 30, 2003. The decrease in absolute dollar amounts was attributable to the completion of amortization of certain acquired intangible assets during 2002.

In-Process Research and Development.    In conjunction with our acquisition of MediaBin, Inc. during the six months ended June 30, 2003, we recorded a charge of $599,000 associated with acquired in-process research and development. The acquired in-process research and development was immediately expensed because technological feasibility had not been established for the acquired technology and no future alternative use exists. The portion of the purchase price allocated to in-process research and development was determined, in part, by a third-party appraiser through established valuation techniques.

Restructuring Charges.    During the six months ended June 30, 2002, we implemented several restructuring plans in an effort to better align our expenses and revenues. We recorded a charge of $4.7 million with workforce reductions. Workforce reduction costs primarily consisted of severance benefits associated with involuntary terminations, which included severance costs. In addition, we recorded $3.2 million in abandonment charges associated with excess facilities and the reduction of sublease income estimates and $555,000 for the write-down of leasehold improvements and operating equipment.

During the six months ended June 30, 2003, we implemented additional restructuring plans. As a result of these additional restructuring plans, we recorded a charge of $2.4 million associated with workforce reductions. Workforce reduction costs primarily consisted of severance benefits associated with involuntary termination.

Interest Income and Other, Net.    Interest income and other, net, decreased from $3.4 million for the six months ended June 30, 2002 to $1.9 million for the six months ended June 30, 2003, primarily due to a decrease in interest rates earned on cash and short-term investments and lower average cash and short-term investment balances during the period.

Provision for Income Taxes.    Income tax expense for the six months ended June 30, 2002 and 2003 was $788,000 and $639,000, respectively. Income tax expense was associated with state and foreign income taxes.

Liquidity and Capital Resources

Net cash used in operating activities was $17.4 million in the six months ended June 30, 2002 and $16.2 million in the six months ended June 30, 2003. Net cash used in operating activities during the six months ended June 30, 2002 primarily reflected net losses and decreases in accrued liabilities and deferred revenue, increases in prepaid expenses and other assets offset in part by depreciation expense, amortization of deferred stock-based compensation, amortization of acquired intangibles, restructuring and excess facilities charges and a decrease in accounts receivable. Net cash used in operating activities during the six months ended June 30, 2003 primarily reflected net losses, restructuring and excess facilities charges and decreases in accounts payable, accrued liabilities and deferred revenue, offset in part by amortization of deferred stock-based compensation, amortization of acquired intangible assets, depreciation expense and a decrease in accounts receivable.

A significant portion of our cash inflows have historically been generated by our sales. These inflows may fluctuate significantly from period to period. A decrease in customer demand or decrease in the market acceptance of our products would jeopardize our ability to generate positive cash flows from operations.

During the six months ended June 30, 2002 and 2003, investing activities included purchases of property and equipment, principally computer hardware and software to upgrade our current operating systems. Cash used to purchase property and equipment was $957,000 and $516,000 during the six months ended June 30, 2002 and 2003, respectively. We do not expect that capital expenditures will increase substantially over our expenditure levels in prior periods. As of June 30, 2003, we had no material capital expenditure commitments.

During the six months ended June 30, 2002 and 2003, our investing activities included purchases and maturities of short-term investments. Net maturities of investments were $12.9 million and $20.4 million during the six months ended June 30, 2002 and 2003, respectively. As of June 30, 2003, we had not invested in derivative securities. In the future, we expect that cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

During the six months ended June 30, 2003, our investing activities included $4.2 million in cash paid for businesses acquired, attributable to the acquisition of MediaBin, Inc.

During the six months ended June 30, 2002 and 2003, our financing activities included proceeds from the issuance of common stock and our repurchase of outstanding stock. During the six months ended June 30, 2002 and 2003, proceeds from the issuance of common stock were $4.4 million and $866,000, respectively. During the six months ended June 30, 2002, we repurchased 1,750,000 shares of our common stock at a cost of $6.0 million.

At June 30, 2003, our sources of liquidity consisted of $161.6 million in cash, cash equivalents and investments. At June 30, 2003, we had $126.5 million in working capital. We have a $20.0 million line of credit with Washington Mutual Business Bank, which bears interest at the Wall Street Journal’s prime rate, which was 4.25% at June 30, 2003 and is secured by cash. This line of credit agreement expires in July 2004. We also have a $7.5 million line of credit with Wells Fargo Bank, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. This line of credit agreement expires in December 2003. We had no outstanding borrowings under these lines of credit as of June 30, 2003. There are no covenant requirements associated with these lines of credit. We intend to maintain these lines of credit in the future.

We lease our facilities under operating lease agreements that expire at various dates through 2010. The following presents our prospective future lease payments under these agreements (in thousands):

Year Ended December 31,	Occupied Facilities	Abandoned Facilities	Total

2003 (remaining six months)	$5,804	$4,755	$10,559
2004	10,601	8,895	19,496
2005	10,244	9,104	19,348
2006	10,293	8,679	18,972
2007	5,225	5,873	11,098
Thereafter	414	3,565	3,979

Total	$42,581	$40,871	$83,452

Of these total minimum lease commitments, $35.1 million has been accrued, which is net of estimated sublease income, in restructuring and excess facilities costs at June 30, 2003.

We have entered into various standby letter of credit agreements associated with our facilities operating leases, which serve as required deposits for such facilities. These letters of credit expire at various times through 2013. At June 30, 2003, we had $11.9 million outstanding under standby letters of credit, which are secured by substantially all of our assets. The following presents our outstanding commitments under these agreements at each respective balance sheet date (in thousands):

December 31,	Standby Letters of Credit
2003	$10,625
2004	$8,785
2005	$8,712
2006	$8,712
2007	$6,600
Thereafter	$6,600

Pursuant to the terms of the definitive agreement related to the proposed merger with iManage, we are obligated to pay a $6.0 million fee if iManage terminates the definitive agreement because our board of directors fails to support the merger in certain ways or our stockholders fail to approve the merger following our involvement in another acquisition under certain circumstances.

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

In addition to other information in this Form 10-Q, the following factors should be considered carefully in evaluating Interwoven and our business.

We face many risks in connection with our proposed merger with iManage. Some of those risks apply whether or not the merger is completed.

Our proposed merger with iManage might not be completed on a timely basis or at all. If that were to happen, these risks include the following:

•	The price of our common stock may decline to the extent that it reflects a market assumption that the merger will be completed.

•	Customers may delay or defer purchasing our products because of the uncertainty about the future direction of the company’s product offerings.

•	Any delay in the completion of the merger could diminish the anticipated benefits of the merger or result in additional transaction costs, loss of revenues or other effects associated with uncertainty about the transaction, including a decline in the price of our common stock.

•	We will be required to pay significant costs incurred in connection with the merger, including legal, accounting and a portion of the financial advisory fees and certain filing fees, whether or not the merger is completed and, if the merger is not completed, we could be obligated to pay a $6.0 million termination fee under certain circumstances.

Even if the proposed merger is completed, the combined company may not realize expected benefits because of integration and other challenges. These risks include the following:

•	The failure of the combined company to meet the complex challenges involved in integrating the products, technology, personnel and other operations of Interwoven and iManage successfully or to realize the anticipated cost savings, could seriously harm the results of operations of the combined company.

•	Managing the implementation of the integration plan will divert management attention from ongoing business concerns, which could harm our future operating results.

•	Employees may be uncertain about their future role with the combined company until integration plans are finalized, which could adversely affect their productivity and our ability to attract or retain key employees.

•	The completion of the merger depends on regulatory approval that, even if granted, may result in unfavorable restrictions or conditions.

•	The combined company must retain and motivate key employees, which will be particularly difficult due to the potential distractions of the merger, until our strategies, with regard to the integration of iManage, are executed.

•	Merger-related earnings charges may adversely affect the market value of our common stock following the merger. We will allocate the total estimated purchase price among iManage’s various tangible and intangible assets, and record the excess of the purchase price over those fair values as goodwill. Some allocated portions of the purchase price will be expensed in the quarter in which the merger is completed; that amount has not yet been determined, but may be material. We will incur additional depreciation and amortization expense over the useful lives of various acquired assets. In addition, to the extent the value of the goodwill or intangible assets with indefinite lives becomes impaired, we may be required to record material charges relating to the impairment of those assets. We will also incur liabilities and restructuring charges associated with integration planning, including costs associated with employee severance and excess facilities, which are currently unknown but may be material.

These and other risks will be described in more detail in the joint proxy statement/prospectus related to the merger that we will file with the SEC as a registration statement on Form S-4. In addition, we call your attention to the fact that iManage’s business differs from our business, and iManage’s results of operations, as well as the price of iManage’s common stock, may be affected by factors different than those affecting our results of operations and the price of our common stock before the merger. For further information on iManage’s business and certain factors to consider in connection with the proposed merger, please refer to iManage’s annual report on Form 10-K for the fiscal year ended December 31, 2002, subsequently filed quarterly reports on Form 10-Q and Rule 425 filings—each of which may be accessed through the SEC’s EDGAR filings on their website at www.sec.gov.

Since we first sold our TeamSite product in 1997, we have experienced wide swings in market demand for our products, and have revised our corporate strategy from time to time, which make the evaluation of our performance and our common stock difficult.

We shipped our first product, Team Site, in May 1997. Since that time, we have derived the vast majority of our revenues from licensing TeamSite and related products and services. In evaluating our common stock, you should consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet and corporate information technology spending. These risks and difficulties, as they apply to us in particular, include:

•	delay or deferral of customer orders or implementations of our products;

•	fluctuations in the size and timing of individual license transactions;

•	the mix of products and services sold;

•	our ability to develop and market new products and control costs;

•	changes in demand for our products;

•	the impact of new products on existing product sales;

•	concentration of our revenues in a single product or family of products and our services;

•	our need to attract, train and retain qualified personnel;

•	our need to establish and maintain strategic relationships with other companies, some of which may in the future become our competitors; and

•	the effect of competition from large enterprise software companies entering the content management market.

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

We have incurred net losses from operations in each quarter since our inception through the quarter ended June 30, 2003. As of June 30, 2003, we had an accumulated deficit of approximately $352.1 million. Although our losses in recent quarters have been smaller, we cannot assure you that this trend will continue. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues significantly, particularly our license revenues. We cannot predict when we will become profitable, if at all. Furthermore, we have generally made business decisions with reference to pro forma metrics that exclude non-cash charges, such as acquisition and stock-based compensation charges. We expect to continue to make acquisitions, and to incur additional non-cash charges such as stock-based compensation and intangible amortization charges, which will increase our losses.

Services revenue has represented an increasingly larger percentage of our total revenue in 2002 and 2003, but our services revenue is vulnerable to reduced demand and increased competition, particularly from systems integrators we use to complete software implementations.

Our services revenues represented 52% and 61% of total revenues during the three months ended June 30, 2002 and 2003, respectively. In that period, services revenue declined from $17.1 million for the three months ended June 30, 2002 to $16.0 million for the three months ended June 30, 2003. To a large extent, the level of our services revenues depends upon our ability to license products that generate follow-on services revenues, such as maintenance. Services revenue also depends on demand for professional services, which is subject to fluctuation in response to economic slowdowns. The continued economic slowdown has and may continue to reduce demand for our professional services. As systems integrators and other third parties, have become proficient at installing and servicing our products, our services revenues have declined, and we expect them to continue to decline. Whether we will be able to successfully manage our professional services capacity during the continued economic slowdown is difficult to predict. If our professional services capacity is too low, we may not be able to capitalize on future increases in demand for our services, but if our capacity is too high, our gross margin on services revenue will be worse.

Many factors can cause our revenues to fluctuate on a quarterly basis, and if we fail to satisfy the expectations of investors or market analysts and our stock price may decline.

Our quarterly operating results have fluctuated significantly in the past, and we expect unpredictable fluctuations in the future. The main factors affecting these fluctuations are likely to be:

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

If our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.

The longer that the economic slowdown continues to affect our customer base, the more our losses will be extended.

The current widespread economic slowdowns in the markets we serve have harmed our sales. Capital spending on information technology in general, and capital spending on web initiatives in particular, have declined in recent years. Further, the pricing of our products and the typical size of customer purchases in the current economic environment usually requires multiple approvals within the customer organization. As a result, our sales process has become more difficult and we are increasingly finding that our customers’ purchasing decisions take longer, and decisions to purchase content management products compete with decisions to purchase other information technology products. We believe these pressures have caused our new customers to make lower dollar value purchases, reducing our average sales prices, which have dropped from $250,000 in the three months ended June 30, 2002 to $115,000 in the three months ended June 30, 2003. This reduction has adversely affected our revenues. We expect these trends to continue. In addition, since many of our customers are also adversely affected by the general economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectible.

Competition in our market is intense, which makes it harder for us to grow and achieve profitability.

Our competitors include, but are not limited to:

•	potential customers that use in-house development efforts to satisfy their content management needs; and

•	content management software providers, such as Documentum, whom we view as our principal competitor, Filenet, Microsoft, Open Text, Stellent and Vignette.

We also face potential competition from our strategic partners, such as BEA Systems, IBM and Oracle, or from other companies that may in the future decide to compete in our market. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. For example, Microsoft has introduced a content management product and might choose to bundle it with other products in ways that would harm our competitive position. Barriers to entering the content management software market are relatively low.

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

Because most of our revenues are influenced by referrals from strategic partners, our future success depends in part on those partners, but their interests differ from ours.

Our direct sales force depends on strategic partnerships and marketing alliances to obtain customer leads, referrals and distribution. The majority of our revenues are influenced by our strategic partners. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. We also rely on our strategic partnerships to aid in the development of our products. Should our strategic partners not regard us as significant for their own businesses, they could reduce their commitment to us or terminate their respective relationships with us, pursue competing relationships, or attempt to develop or acquire products or services that compete with our products and services.

Because the market for content management software is evolving rapidly, we do not know whether existing and potential customers will purchase our products in sufficient quantity for us to achieve profitability.

The market for content management software is relatively new and is evolving rapidly. We expect that we will continue to need to educate prospective clients about the uses and benefits of our products and services. Various factors could inhibit the growth of the market and market acceptance of our products and services. In particular, potential customers that have invested substantial resources in other methods of conducting business over the Internet may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. We cannot be certain that the market for our products will expand or continue to deteriorate further.

We may be required to write-off all or a portion of the goodwill value of companies we have acquired.

Accounting principles require companies to review the value of assets from time to time to determine whether those values have been impaired. As a result, we are required periodically to review the value on our balance sheet of companies we have acquired, to determine if those values should be reduced. In connection with our 2002 periodic review, we reduced the amount of goodwill of acquired companies on our balance sheet. We may in the future be required to write down the carrying value of goodwill assets, including goodwill associated with our proposed merger with iManage.

If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results in the period that the determination is made. Any significant impairment harms our operating results will be taken for that period and our financial position, and could harm the price of our stock.

Our workforce reductions may require us to reduce our facilities commitments, which may cause us to incur expenses or recognize financial statement charges.

Since June 30, 2001, we have reduced our employee headcount by more than 40% of our employees worldwide. In connection with these restructurings, we relocated offices and abandoned facilities in the San Francisco Bay area and Austin, Texas. However, it is possible that our present facilities may exceed our estimated future needs, particularly if the proposed merger with iManage is not consummated. If this happens, and given the decline in the commercial real estate market, we could be faced with paying rent for space we are not using, or with subleasing the excess space for less than our lease rate and recognizing a financial statement charge reflecting the loss. For example, in 2002 we recorded $24.2 million in lease abandonment charges associated with excess facilities, revised our earlier assumptions about future sublease income, and accrued $36.8 million for facility consolidation plans. If the commercial real estate market continues to deteriorate, or if we cannot sublease these facilities at all, we may record additional facilities charges in the future. Any charge we record would be based on assumptions and our estimates about our ability to sublease facilities or terminate leases. We cannot assure you that our estimates and assumptions about these charges will be accurate in the future, and additional charges may be required in future periods.

Our lengthy sales cycle makes it particularly difficult for us to forecast revenues, requires us to incur high costs of revenues and increases the variability of our quarterly results.

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

We continue to rely heavily on sales of one product, TeamSite, which accounts for the vast majority of our revenue, so if it loses market acceptance, we will experience greater losses.

Since 1997, we have generated the vast majority of our revenues from licenses of, and services related to, our TeamSite product. In 1997 TeamSite accounted for virtually all of our revenue, and in 2002 approximately 80% of our revenue was associated with TeamSite. We believe that revenues generated from TeamSite will continue to account for a large portion of our revenues for the foreseeable future. A decline in the price of TeamSite, or our inability to increase license sales of TeamSite, would harm our business and operating results more seriously than it would if we had several different products and services to sell. In addition, our future financial performance will depend upon successfully developing and selling enhanced versions of TeamSite. If we fail to deliver product enhancements or new products that customers want, it will be more difficult for us to succeed.

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

Stock-based compensation charges and amortization of acquired intangibles reduce our reported net income.

In connection with our acquisitions, we generally allocate a portion of the purchase price to intangible assets such as goodwill, in-process research and development, acquired technology, acquired workforce and covenants not to compete. We have also recorded deferred compensation related to options assumed and shares issued to effect business combinations, as well as options granted below fair market value associated with our initial public offering in October 1999. The future amortization expense related to the acquisitions and deferred stock-based compensation may be accelerated as we assess the value and useful life of the intangible assets, and accelerated expense would reduce our earnings.

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

Acquisitions may harm our business by being more difficult than expected to integrate, by diverting management attention or by subjecting us to unforeseen accounting problems.

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

In connection with our acquisitions, we may be required to write-off software development costs or other assets, incur severance liabilities, amortization expenses related to acquired intangible assets or incur debt, any of which could harm our business, financial condition, cash flows and results of operations. The companies we acquire may not have audited financial statements, detailed financial information or adequate internal controls. There can be no assurance that an audit subsequent to the completion of an acquisition will not reveal matters of significance, including with respect to revenues, expenses, contingent or other liabilities and intellectual property. Any such write-off could harm our financial results.

Sales outside North America account for about one-third of our revenues, so our business is exposed to risks of international operations to a greater extent than are companies with more domestic sales.

Sales to customers located outside North America have historically accounted for a significant percentage of our revenues and we anticipate that such sales will continue to represent a significant percentage of our revenues. Sales to international customers were 34% and 35% of total revenues for the six months ended June 30, 2002 and 2003. As a result, we face special risks associated with our international operations, such as:

•	changes in multiple tax and regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	reduced protection for intellectual property rights in some countries;

•	the expense of localizing products for sale in various international markets;

•	longer payment cycles to collect accounts receivable in some countries;

•	seasonal reductions in business activity in various regions;

•	special revenue recognition issues for non-U.S. customers;

•	political and economic instability; and

•	economic downturns in international markets.

Any of these risks could reduce international sales or increase our cost of doing business outside of North America.

Fluctuations in the exchange rates of foreign currency, particularly in the Euro and the various local currencies of Australia, Asia and Europe, may harm our business.

We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into U.S. Dollars for reporting purposes. Our primary exposures have related to operating expenses and sales in Australia, Asia and Europe that were not U.S. Dollar-denominated. Historically, these risks were minimal for us, but as our international revenues and operations have grown and continue to grow, the adverse currency fluctuations could have a material adverse impact on our financial results. The increasing use of the Euro as a common currency for members of the European Union could affect our foreign exchange exposure.

We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.

We depend upon our proprietary technology and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect it. We currently have three issued United States patents and one foreign patent, as well as several U.S. and foreign patents pending approval. It is possible that patents will not be issued from our currently pending patent applications or any future patent application we may file. We have also restricted customer access to our source code and required all employees to enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. Further, third parties may claim that our products infringe the intellectual property of their products.

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

Item 3:    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and market our products in North America, and, to a lesser extent in Europe and Asia Pacific. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. We believe an immediate 10% increase or decrease in interest rates affecting our investment portfolio as of June 30, 2003 would not have a material effect on our financial position or results of operations.

We did not hold derivative financial instruments as of June 30, 2003, and have never held such instruments in the past. In addition, we had no outstanding debt as of June 30, 2003.

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

Item 4:    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies, including Interwoven, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our chief executive officer and our chief financial officer, based upon their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that as of the date of this evaluation, our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 5, 2003. Descriptions of the matters voted upon and the results of such meeting are set forth below:

		Votes For	Votes Against	Votes Withheld	Votes Abstained	Broker Non-Votes
1.	Election of Directors:
	Martin W. Brauns	72,201,190	15,858,399	—	—	—
	Anthony Zingale	85,576,048	2,483,541	—	—	—
2.	Ratification of KPMG LLP as our
	independent accountants for the fiscal
	year ending December 31, 2003.	86,653,445	1,329,119	—	77,025	—

Item 5.     Other Information

On July 22, 2003, we announced that Max Carnecchia had been named as our Senior Vice President of Sales, Americas and EMEA.

Item 6.     Exhibits and Reports on Form 8-K

(a) List of Exhibits

Exhibit No.	Description

4.01

Subscription Agreement, dated May 30, 2003, among the Registrant and the investors listed therein (incorporated by reference to Exhibit 4.03 to the registration statement on Form S-3 (Registration No. 333-106825) filed by the Registrant with the Commission on July 3, 2003).

4.02

Registration Rights Agreement, dated May 30, 2003, among the Registrant and the investors listed therein (incorporated by reference to Exhibit 4.04 to the registration statement on Form S-3 (Registration No. 333-106825) filed by the Registrant with the Commission on July 3, 2003).

10.01	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between the Registrant and each of the officers identified in this exhibit.

10.02	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between the Registrant and Martin W. Brauns.

10.03	Letter agreement regarding Terms of Separation, dated May 1, 2003, between the Registrant and John Van Siclen.

10.04	Employment arrangement between the Registrant and Martin W. Brauns.

31.01	Certification

31.02	Certification

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

1. On April 4, 2003, we filed a report on Form 8-K dated April 2, 2003 to report under Item 5: Other Events changes in our management team and to report under Item 12: Results of Operations and Financial Condition our preliminary quarterly earnings release and investor conference call, and related financial and operating information, and Item 7: Financial Statements and Exhibits with respect to earnings release and conference call transcript exhibits.

2. On April 23, 2003, we filed a report on Form 8-K dated April 17, 2003 to report under Item 12: Results of Operations and Financial Condition our quarterly earnings release and investor conference call, and related financial and operating information, and Item 7: Financial Statements and Exhibits with respect to earnings release and conference call transcript exhibits.

3. On June 2, 2003, we filed a report on Form 8-K dated May 30, 2003 to report under Item 5: Other Events that we had entered into a definitive agreement to acquire MediaBin, Inc., and the related financial effects of this acquisition, and under Item 7: Financial Statements and Exhibits with respect to a press release exhibit.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERWOVEN, INC.

By:	/s/ DAVID M. ALLEN
David M. Allen Senior Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

Dated: August 12, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.01	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between the Registrant and each of the officers identified in this exhibit.

10.02	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between the Registrant and Martin W. Brauns.

10.03	Letter agreement regarding Terms of Separation, dated May 1, 2003, between the Registrant and John Van Siclen.

10.04	Employment arrangement between the Registrant and Martin W. Brauns.

31.01	Certification

31.02	Certification

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.