Form 10-Q
period 2003-09-30
INTERWOVEN INC
filed 2003-11-12
CIK 1042431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

or

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

There were 106,379,312 shares of the Registrant’s common stock, par value $0.001, outstanding on November 3, 2003.

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,072	$58,855
Short-term investments	106,396	122,814
Accounts receivable, net of allowances of $1,723 and $1,926, respectively	17,042	22,151
Prepaid expenses	4,600	3,715
Other current assets	3,502	3,562

Total current assets	174,612	211,097
Property and equipment, net	7,353	11,694
Goodwill, net	82,019	70,564
Other intangible assets, net	5,180	3,308
Restricted cash	378	378
Other assets	1,616	1,616

	$271,158	$298,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,177	$3,438
Accrued liabilities	11,392	13,319
Restructuring and excess facilities costs	12,952	10,564
Deferred revenue	30,992	36,331

Total current liabilities	60,513	63,652

Other accrued liabilities, net of current portion	1,235	2,070
Restructuring and excess facilities costs, net of current portion	31,465	29,210

Total liabilities	93,213	94,932

Stockholders’ equity:
Common stock and additional paid-in capital, 500,000 shares authorized, 106,002 and 102,536 shares issued and outstanding, respectively	549,476	541,377
Deferred stock-based compensation	(684)	(2,166)
Accumulated other comprehensive income	96	323
Accumulated deficit	(370,943)	(335,809)

Total stockholders’ equity	177,945	203,725

	$271,158	$298,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)
Revenues:
License	$10,383	$12,398	$29,726	$43,271
Services	15,690	17,635	48,128	52,450

Total revenues	26,073	30,033	77,854	95,721

Cost of revenues:
License	1,426	599	2,593	2,616
Services	7,273	9,165	22,813	28,340

Total cost of revenues	8,699	9,764	25,406	30,956

Gross profit	17,374	20,269	52,448	64,765

Operating expenses:
Research and development	5,885	6,720	17,771	20,720
Sales and marketing	12,611	17,566	40,181	56,251
General and administrative	3,667	4,412	12,003	14,004
Amortization of deferred stock-based compensation	475	1,020	1,482	4,285
Amortization of acquired intangible assets	657	732	1,545	3,278
In-process research and development	—	—	599	—
Restructuring charges	13,324	1,179	15,701	9,643
Impairment of goodwill	—	76,431	—	76,431

Total operating expenses	36,619	108,060	89,282	184,612

Loss from operations	(19,245)	(87,791)	(36,834)	(119,847)
Interest income and other, net	579	1,284	2,513	4,673

Net loss before provision for income taxes	(18,666)	(86,507)	(34,321)	(115,174)

Provision for income taxes	174	116	813	904

Net loss	$(18,840)	$(86,623)	$(35,134)	$(116,078)

Basic and diluted net loss per share	$(0.18)	$(0.85)	$(0.34)	$(1.13)

Shares used in computing basic and diluted net loss per share	105,591	101,859	103,464	102,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)
Cash flows from operating activities:
Net loss	$(35,134)	$(116,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,965	6,607
Provisions for doubtful accounts and sales returns	(205)	(114)
Amortization of deferred stock-based compensation	1,482	4,285
Amortization of acquired intangible assets	1,545	3,278
In-process research and development	599	—
Restructuring and excess facilities charges	4,643	4,583
Impairment of goodwill	—	76,431
Changes in assets and liabilities:
Accounts receivable	6,412	10,219
Prepaid expenses and other assets	(603)	(1,433)
Accounts payable	(1,156)	701
Accrued liabilities	(5,258)	(8,936)
Deferred revenue	(5,499)	(334)

Net cash used in operating activities	(28,209)	(20,791)

Cash flows from investing activities:
Purchases of property and equipment	(624)	(1,328)
Purchases of short-term investments	(77,983)	(174,082)
Maturities of short-term investments	94,174	210,730
Purchased technology	—	(823)
Cash paid for businesses acquired, net	(4,198)	—

Net cash provided by investing activities	11,369	34,497

Cash flows from financing activities:
Proceeds from issuance of common stock	1,062	4,443
Repurchase of common stock	(5)	(9,874)

Net cash provided by (used in) financing activities	1,057	(5,431)

Net increase (decrease) in cash and cash equivalents	(15,783)	8,275
Cash and cash equivalents at beginning of period	58,855	69,312

Cash and cash equivalents at end of period	$43,072	$77,587

Supplemental non-cash activity:
Deferred stock-based compensation	$—	$(4,017)

Unrealized loss on short-term investments	$(227)	$(12)

Common stock issued and options assumed in conjunction with the MediaBin acquisition	$7,042	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies:

Basis of presentation

The interim unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position and results of operations and cash flows of Interwoven, Inc. (the “Company”) for the three and nine months ended September 30, 2003 and 2002. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited financial statements and related notes included in the Company’s 2002 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year.

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

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

The Company has five stock-based employee compensation plans and accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. In connection with stock options granted prior to its initial public offering and options assumed through acquisitions, the Company recorded deferred stock-based compensation which is being amortized over the vesting periods of the applicable options. Amortization expense recognized during the three months ended September 30, 2003 and 2002 totaled $475,000 and $1.0 million, respectively. Amortization expense recognized during the nine months ended September 30, 2003 and 2002 totaled $1.5 million and $4.3 million, respectively. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. The following table presents the pro forma information (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(18,840)	$(86,623)	$(35,134)	$(116,078)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	475	1,020	1,482	4,285
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(5,070)	(9,445)	(15,907)	(23,922)

Pro forma net loss	$(23,435)	$(95,048)	$(49,559)	$(135,715)

Net loss per share:
Basic and diluted—as reported	$(0.18)	$(0.85)	$(0.34)	$(1.13)

Basic and diluted—pro forma	$(0.22)	$(0.93)	$(0.48)	$(1.32)

The Company calculated the fair value of each option grant on the date of grant and stock purchase right using the Black-Scholes option-pricing model as prescribed by SFAS No. 123 using the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rates	3.1%	3.4%	2.9%	4.1%
Expected lives from vest date (in years)—Options	1.0	1.0	1.0	1.0
Expected lives from vest date (in years)—ESPP	0.5	0.5	0.5	0.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	107.5%	89.2%	107.5%	89.2%

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of deferred stock-based compensation is attributable to the following categories (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost of services revenues	$—	$24	$9	$94
Research and development	308	489	930	1,298
Sales and marketing	160	480	519	2,656
General and administrative	7	27	24	237

Total	$475	$1,020	$1,482	$4,285

Comprehensive loss

For the three months ended September 30, 2003, comprehensive loss of $19.0 million consists of $121,000 net unrealized investment loss and $18.8 million net loss. For the three months ended September 30, 2002, comprehensive loss of $86.5 million consists of $65,000 net unrealized investment gain and $86.6 million net loss. For the nine months ended September 30, 2003, comprehensive loss of $35.4 million consists of $227,000 net unrealized investment loss and $35.1 million net loss. For the nine months ended September 30, 2002, comprehensive loss of $116.1 million consists of $12,000 net unrealized investment loss and $116.1 million net loss.

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

Note 2.    Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net loss	$(18,840)	$(86,623)	$(35,134)	$(116,078)

Denominator:
Weighted average common shares outstanding	105,943	102,520	103,838	103,551
Weighted average unvested common shares subject to repurchase repurchase	(352)	(661)	(374)	(918)

Denominator for basic and diluted calculation	105,591	101,859	103,464	102,633

Net loss per share:
Basic and diluted	$(0.18)	$(0.85)	$(0.34)	$(1.13)

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above, as their effect would have been antidilutive for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted average unvested common stock subject to repurchase	352	661	374	918
Weighted average common stock options outstanding	26,870	30,362	26,561	29,774

	27,222	31,023	26,935	30,692

Note 3.    Recent Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 revises the accounting for specified employee and contract terminations that are part of restructuring activities. Companies will be allowed to record a liability for a cost associated with an exit or disposal activity only when the liability is incurred and can be measured at fair value. The Company adopted SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. It also requires additional disclosures about the effects on reported net income or loss of an entity’s accounting policy with respect to stock-based employee compensation. The Company adopted the annual disclosure requirements of SFAS No. 148 during the year ended December 31, 2002. The Company adopted the interim disclosure requirements of SFAS No. 148 during the three months ended March 31, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantors Accounting and Disclosure Requirement for Guarantors, including Indirect Guarantors of Indebtedness Others” (“FIN 45”). FIN 45 creates new disclosure and liability recognition requirements for certain guarantees, including obligations to stand ready to perform. The initial recognition and measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The Company had no existing guarantees as of September 30, 2003, other than the indemnification and warranty provisions discussed below, and the adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

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

Note 4.    Mergers and Acquisitions

On June 27, 2003, the Company acquired MediaBin, Inc. (“MediaBin”). MediaBin develops standards-based enterprise brand management solutions to help companies manage, produce, share and deliver volumes of

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

digital assets, such as product photographs, advertisements, brochures, presentations, video clips and other marketing collateral. The aggregate purchase price of the acquisition was $16.8 million, which included cash of $4.2 million, issuance of 2.8 million shares of common stock with an estimated fair value of $6.4 million, assumed stock options with a fair value of $683,000, assumed liabilities of $4.7 million and transaction costs of $899,000. The results of operations of MediaBin and the estimated fair values of the net assets acquired and liabilities assumed and incurred have been included in the results of operations of the Company since June 27, 2003. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.

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

On August 6, 2003, the Company entered into a definitive agreement to acquire iManage, Inc. (“iManage”) in a stock and cash transaction. iManage is a provider of collaborative document management software. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, iManage will be merged with and into a wholly-owned subsidiary of the Company (the “Merger”), with this wholly-owned subsidiary continuing as the surviving corporation of the Merger. Under the definitive agreement, the Company would issue 2.0943 shares of its common stock (0.523575 shares in the event the Company’s proposed one-for-four reverse stock split announced in August 2003 is effected prior to this merger) and $1.20 in cash, without interest, for each share of iManage common stock. After the Merger, the stockholders of the Company are expected to own approximately 64% of the combined company while former iManage stockholders will own approximately 36% of the combined company. The transaction is expected to close on or about November 18, 2003, subject to

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customary conditions, including obtaining necessary regulatory and stockholder approvals. Pursuant to the terms of the definitive agreement related to the proposed merger with iManage, the Company is obligated to pay a $6.0 million fee if iManage terminates the definitive agreement because the board of directors of the Company fails to support the merger in certain ways or the stockholders of the Company fail to approve the merger following the Company’s involvement in another acquisition under certain circumstances.

License revenues for the three months ended September 30, 2003 included $1.1 million from the resale of iManage products generated as a result of collaborative resale efforts between the sales forces of iManage and the Company, including referrals from iManage’s sales force to the Company.

Note 5.    Goodwill and Other Intangible Assets

The following table provides information relating to the intangible and other assets contained within the Company’s unaudited condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002 (in thousands):

	September 30, 2003		December 31, 2002
	Cost	Accumulated amortization	Cost	Accumulated amortization
Goodwill	$263,590	$181,571	$252,135	$181,571

Acquired identifiable intangibles:
Covenants not to compete	$6,929	$6,929	$6,929	$6,929
Completed technology and other	9,390	4,210	5,975	2,667

	$16,319	$11,139	$12,904	$9,596

The Company’s goodwill balance increased from December 31, 2002, to September 30, 2003, by $11.4 million, directly related to the goodwill resulting from the MediaBin acquisition. The Company expects annual amortization of acquired intangible assets to be $657,000 for the remainder of 2003, $2.3 million in 2004, $928,000 in 2005, $854,000 in 2006 and $427,000 in 2007.

Note 6.    Restructuring and Excess Facilities

Due to the recent economic slowdown and in light of the global reduction in spending on information technology initiatives, throughout 2002 and 2003, the Company has implemented a series of restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions

During the nine months ended September 30, 2002, the Company implemented several restructuring plans in an effort to better align its expenses and revenues. These cost saving efforts resulted in the termination of 218 employees worldwide, throughout all functional areas. The Company recorded charges of $5.8 million associated with involuntary terminations, which included severance costs. The workforce reductions associated with these plans were substantially completed as of December 31, 2002

During the nine months ended September 30, 2003, the Company implemented additional restructuring plans in an effort to better align its expenses and revenues. These cost saving efforts resulted in the termination of

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

87 employees worldwide, throughout all functional areas. The Company recorded charges of $4.0 million associated with involuntary terminations. The workforce reductions associated with these plans were substantially completed as of September 30, 2003, and $371,000 was accrued at September 30, 2003, associated with future severance payments.

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

During the three months ended September 30, 2003, the Company performed an additional evaluation of its current facilities requirements and identified facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded charges of $8.9 million associated with lease abandonment related to these excess facilities. Additionally, due to the deterioration of the commercial real estate market, the Company revised its assumptions regarding future sublease income for certain facilities previously abandoned in 2002. As a result, the Company reduced its estimates regarding sublease income and recorded charges of an additional $2.8 million to reflect this change in estimate. At September 30, 2003, $44.0 million has been accrued associated with facility consolidation plans and is payable through 2010. The facilities charges were an estimate as of September 30, 2003. The Company will reassess this liability each period based on current market conditions and revisions to the estimates of these liabilities could materially impact the operating results and financial position of the Company in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income, change from previous estimates.

The restructuring costs and excess facilities charges the Company has incurred to date have had a material impact on its results of operations and will require additional payments in future periods. The following table summarizes our estimated payments associated with these charges as of September 30, 2003 (in thousands):

Year Ending December 31,	Workforce Reductions	Excess Facilities	Total
2003 (remaining three months)	$371	$5,157	$5,528
2004	—	11,528	11,528
2005	—	8,897	8,897
2006	—	8,556	8,556
2007	—	5,739	5,739
Thereafter	—	4,169	4,169

Total	$371	$44,046	$44,417

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity in the related restructuring accrual (in thousands):

	Work Force Reductions	Non-Cancelable Lease Commitments	Total
Balance at December 31, 2002	$1,042	$38,732	$39,774
Restructuring costs	3,971	11,730	15,701
Reclassifications	—	759	759
Cash payments	(4,642)	(7,175)	(11,817)

Balance at September 30, 2003	$371	$44,046	$44,417

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

Information regarding revenues for the three and nine months ended September 30, 2003 and 2002, and information regarding long-lived assets in geographic areas as of September 30, 2003 and December 31, 2002, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
North America	$17,372	$19,618	$51,279	$63,064
International	8,701	10,415	26,575	32,657

Consolidated	$26,073	$30,033	$77,854	$95,721

	September 30, 2003	December 31, 2002
Long-Lived Assets:
North America	$11,527	$13,151
International	1,006	1,851

Consolidated	$12,533	$15,002

INTERWOVEN, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is impracticable to disaggregate license revenue by product, because the vast majority of our license revenue is derived from sales of the Company’s flagship product, TeamSite. Disaggregated product information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	$10,383	$12,398	$29,726	$43,271
Maintenance	10,252	10,079	30,994	30,041
Consulting	4,549	6,159	13,979	18,104
Training	889	1,397	3,155	4,305

Total	$26,073	$30,033	$77,854	$95,721

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Some of the statements contained in this report constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “may”, “will”, “should”, “expect”, “anticipate”, “believe”, “estimate” or “continue” and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains many such forward-looking statements. For example, we make projections regarding future revenues, gross profit, and various operating expense items, as well as future liquidity. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements, or those of our industry, to be materially different from what is expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements. Readers are urged to review and consider carefully our various disclosures, in this report and in our Annual Report on Form 10-K, that advise of risks and uncertainties that affect our business.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Further, except as expressly indicated below, these forward-looking statements are made without taking into account our proposed merger with iManage, Inc. You should not place undue reliance on these forward-looking statements, which are made only as of the date of this report on the basis of information currently available to us. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

As a result of our limited operating history and the rapidly evolving nature of the market for content management software and services, it is difficult for us to accurately forecast our revenues or earnings. It is possible that in some future periods our results of operations may not meet management’s projections or expectations of securities analysts and investors. If this occurs, the price of our common stock is likely to decline. Factors that have caused our results to fluctuate in the past, and are likely to cause fluctuations in the future, include:

•	the number and size of customer orders and the timing of product and service deliveries;

•	variability in the mix of products and services sold;

•	market acceptance of our new products and services offerings;

•	our ability to retain current customers and attract and retain new customers;

•	the amount and timing of operating costs;

•	the announcement or introduction of new products or services by us or our competitors;

•	transitions in our executive management team;

•	our ability to upgrade and develop our systems and infrastructure; and

•	costs and technical and organizational challenges related to acquisitions of technologies or businesses, including our proposed merger with iManage.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with our financial statements and notes appearing elsewhere in this report.

Overview

Interwoven was incorporated in March 1995, to provide software products and services for content management. Our software products and services help customers automate the process of developing, managing and deploying content assets used in business applications. The information technology industry refers to this process as “content management.” Our products are designed to allow all content contributors within an organization to create, manage and deploy content assets, such as documents, XML/HTML, rich media, database content and application code. In May 1997, we shipped the first version of our principal product, TeamSite. We have subsequently developed and released enhanced versions of TeamSite and have introduced related products to compliment our content management offerings. As of September 30, 2003, we had sold our products and services to over 1,290 customers. We market and sell our products primarily through a direct sales force and augment our sales efforts through relationships with systems integrators and other strategic partners. Our revenues to date have been derived primarily from accounts in North America; however, revenues from outside of North America represented 34% of our total revenues during the nine months ended September 30, 2003 and 2002, respectively. We are headquartered in Sunnyvale, California, with 532 employees company-wide as of September 30, 2003.

We have incurred substantial costs to develop our technology and products, to recruit and train personnel for our engineering, sales and marketing and services organizations, and to establish our administrative organization. As a result, we incurred net losses through September 30, 2003 and had an accumulated deficit of $370.9 million as of September 30, 2003. We have experienced declining revenues since 2001 due to the sustained economic slowdown that resulted in substantial reductions in spending on information technology initiatives, increased competition from other enterprise software firms and the loss of service revenues to system integrators. We expect these factors may continue to negatively affect our business. We expect to make acquisitions in the future, thereby potentially reducing our cash and cash equivalents and incurring stock-based compensation and intangible amortization charges, which would increase our reported losses, including non-cash expenses.

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

Recent Events

On August 6, 2003, we entered into a definitive agreement to acquire iManage, Inc. in a stock and cash transaction. iManage is a provider of collaborative document management software. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, iManage will be merged with and into a newly formed, wholly-owned subsidiary of Interwoven, with this wholly-owned subsidiary continuing as the surviving corporation of the merger under the name iManage, Inc. Under the definitive agreement, we would issue 2.0943 shares of our common stock (0.523575 shares in the event our proposed one-for-four reverse stock split announced in August 2003 is effected prior to the merger) and $1.20 in cash, without interest, for each share of iManage common stock. Following completion of the merger, which we expect to occur on or about November 18, 2003, our stockholders are expected to own approximately 64% of the combined company. Completion of the merger is subject to customary conditions, including obtaining necessary stockholder approvals, and we cannot assure you that it will be completed. Failure to complete the merger could have a material adverse effect on our stock price, financial condition and results of operations. For a description of the proposed merger, please refer to our registration statement on Form S-4 (File No. 333-108262), which is on file with the SEC and is available through the SEC’s website at www.sec.gov. In addition, the risks associated with our proposed merger are summarized under “Factors Affecting Future Results – Risks Related to the iManage Merger” below.

We anticipate our proposed merger with iManage will result in expense savings as a result of efficiencies after the integration of our businesses. While the magnitude and timing of those benefits is uncertain, we currently anticipate annual operating expense savings of the combined companies in the range of approximately $10 million to $15 million.

On August 27, 2003, we announced that our board of directors would propose for stockholder approval a one-for-four reverse stock split of our common stock that would authorize our board of directors to effect the reverse stock split at its discretion. Our stockholders will be asked to approve the reverse stock split at our special meeting of stockholders to be held in connection with the approval of our proposed merger with iManage. Share numbers in this quarterly report are not adjusted to reflect the proposed reverse stock split.

During the three months ended September 30, 2003, we reevaluated our facilities requirements, adjusted our assumptions related to prior charges recorded with respect to excess facilities and implemented a restructuring plan. As a result of these activities, we recorded a total charge of $13.3 million, consisting of $8.9 million associated with lease abandonment related to these excess facilities, $2.8 million to reflect a change in estimated sublease income for prior charges and $1.6 million associated with workforce reductions that primarily consisted of severance benefits associated with involuntary termination.

Critical Accounting Policies and Judgments

Revenue Recognition

We derive revenues from the license of our software products and from services that we provide to our customers.

To date, we have derived the majority of our license revenues from licenses of TeamSite. We recognize revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, maintenance, etc.), revenue is recognized based on company-specific objective evidence of fair value for all of the delivered elements. Our specific objective evidence of fair value is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of that amount is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., maintenance, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

Workforce Reductions

During the nine months ended September 30, 2003, we implemented several restructuring plans in an effort to better align our expenses and revenues. These cost saving efforts resulted in the termination of 87 employees worldwide, throughout all functional areas. We recorded charges of $4.0 million associated with involuntary terminations. The workforce reductions associated with these plans were substantially completed as of September 30, 2003, and $371,000 was accrued at September 30, 2003, associated with future severance payments.

During the nine months ended September 30, 2002, we implemented several restructuring plans in an effort to better align our expenses and revenues. These cost saving efforts resulted in the termination of 218 employees worldwide, throughout all functional areas. We recorded charges of $5.8 million associated with involuntary terminations, which included severance costs. The workforce reductions associated with these plans were completed as of December 31, 2002.

Excess Facilities

During the three months ended September 30, 2003, we performed an evaluation of our current facilities requirements and identified facilities that were in excess of current and estimated future needs. As a result of this analysis, we recorded charges of $8.9 million associated with lease abandonment related to these excess facilities, which primarily consisted of domestic sales offices. Additionally, due to the deterioration of the commercial real estate market, after receiving independent appraisals from real estate brokers to estimate such lease rates, we revised our assumptions regarding future sublease income for certain facilities previously abandoned in 2002. As a result, we reduced our estimates regarding sublease income and recorded charges of an additional $2.8 million to reflect this change in estimate.

During 2002, as a result of our reduced staffing levels, we performed an evaluation of our current facilities requirements and identified facilities that were in excess of our current and estimated future needs. As a result of this analysis, we recorded charges of $24.1 million associated with lease abandonment related to identified excess facilities. We also evaluated operating equipment and leasehold improvements associated with these facilities to identify those assets that had suffered a reduction in their economic useful lives. Based on these evaluations, we incurred charges of $1.2 million associated with the impairment and accelerated amortization of leasehold improvements and certain operating equipment associated with these abandoned facilities. Additionally, due to the deterioration of the commercial real estate market, we revised our assumptions regarding future sublease income for certain facilities previously abandoned in 2001. As a result, we reduced our estimates regarding sublease income and recorded charges of an additional $4.7 million to reflect this change in estimate.

At September 30, 2003, $44.0 million has been accrued associated with facility consolidation plans and is payable through 2010. The facilities charges were an estimate as of September 30, 2003. We reassess this estimated liability each period based on current market conditions. Revisions to our estimated liabilities could materially impact our operating results and financial position in future periods if anticipated events and key assumptions, such as the timing and amounts of sublease rental income change from previous estimates, are different from expected. We expect to revise the estimated liability if necessary.

The restructuring costs and excess facilities charges we have incurred to date have had a material impact on our results of operations and will require additional payments in future periods. The following table summarizes our estimated payments associated with these charges (in thousands):

Year Ending December 31,	Workforce Reductions	Excess Facilities	Total
2003 (remaining three months)	$371	$5,157	$5,528
2004	—	11,528	11,528
2005	—	8,897	8,897
2006	—	8,556	8,556
2007	—	5,739	5,739
Thereafter	—	4,169	4,169

Total	$371	$44,046	$44,417

Amortization of Intangibles and Stock-Based Compensation

We have acquired five corporations since our inception. Under GAAP, we have accounted for these business combinations using the purchase method of accounting and recorded the market value of our common stock and options issued in connection with these acquisitions and the related amount of direct transaction costs as the cost of acquiring these entities. These costs are allocated among the individual assets acquired and liabilities assumed, including goodwill and various identifiable intangible assets such as in-process research and development, acquired technology and covenants not to compete, based on their respective fair values. We allocated the amount by which the purchase price exceeded the fair value of the net identifiable assets to goodwill. The impact of purchase accounting on our results of operations has been significant. Amortization of intangibles assets associated with business acquisitions was $1.5 million and $3.3 million during the nine months ended September 30, 2003 and 2002, respectively. In September 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, which became effective for us on January 1, 2002. Under SFAS No. 142, we ceased amortizing $148.2 million of goodwill as of January 1, 2002. Additionally, during 2002, we reclassified to deferred stock-based compensation $1.2 million of goodwill recorded in connection with our acquisition of Neonyoyo, Inc.

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

During the three months ended September, 30, 2003, we performed and completed our required annual impairment testing. Upon completing our review, we determined that the carrying value of our recorded goodwill had not been impaired. Accordingly, no impairment charge was recorded as a result of our annual impairment testing under SFAS No. 142.

During the three months ended September 30, 2002, we performed and completed our annual impairment testing. Using the steps mentioned above to determine the implied fair value of our recorded goodwill, we determined that goodwill had been impaired as of the valuation date. Accordingly, we recorded a goodwill impairment charge of $76.4 million during the three months ended September 30, 2002. In performing our testing, we were required to make estimates regarding future operating trends and other variables used in the analysis. Actual future results could differ from the estimates used in the analysis.

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

The following table reflects the prospective impact of all deferred compensation costs and the annual amortization of purchased identifiable intangibles attributable to our mergers and acquisitions that have occurred since our inception, for the remaining three months of 2003 and the following annual periods (in thousands):

	2003	2004	2005	2006	2007
Identifiable intangible assets	$657	$2,313	$928	$854	$427

Stock-based compensation	171	513	—	—	—

	$828	$2,826	$928	$854	$427

The amortization expense related to the identifiable intangible assets acquired may be accelerated in the future if we reduce the estimated useful life of the intangible assets. Intangible assets may become impaired in the future if expected cash flows to be generated by these assets decline.

Accounts Receivable

Accounts receivable are recorded net of allowance for doubtful accounts and sales return reserves in the amount of $1.7 million and $1.9 million at September 30, 2003 and December 31, 2002, respectively. We regularly review the adequacy of our allowances through identification of specific receivables where we expect that payment will not be received, and we have established a general reserve policy that is applied to all amounts that are not specifically identified. In determining specific receivables where collection may not be received, we review past due receivables and give consideration to prior collection history, changes in the customer’s overall business condition and the potential risk associated with the customer’s industry, among other factors. We establish a general reserve for all receivable amounts that have not been specifically identified by applying a percentage based on historical collection experience. We establish a general reserve for sales returns by applying a historical percentage based on our license and service revenues activity. The allowances reflect our best estimate as of the reporting dates. Changes may occur in the future, which may make us reassess the collectibility of amounts and at which time we may need to provide additional allowances in excess of that currently provided.

Results of Operations

The following table lists, for the periods indicated, our statement of operations data as a percentage of total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
License	40%	41%	38%	45%
Services	60	59	62	55

Total revenues	100	100	100	100

Cost of revenues:
License	5	2	3	3
Services	28	31	30	30

Total cost of revenues	33	33	33	33

Gross profit	67	67	67	67

Operating expenses:
Research and development	23	22	23	22
Sales and marketing	48	58	52	59
General and administrative	14	15	15	15
Amortization of deferred stock-based compensation	2	3	2	4
Amortization of acquired intangible assets	3	2	2	3
In-process research and development	—	—	1	—
Restructuring charges	51	4	20	10
Impairment of goodwill	—	254	—	80

Total operating expenses	141	358	115	193

Loss from operations	(74)	(291)	(48)	(126)
Interest income and other, net	2	4	3	5

Net loss before provision for income taxes	(72)	(287)	(45)	(121)
Provision for income taxes	1	—	1	1

Net loss	(73)%	(287)%	(46)%	(122)%

Three months ended September 30, 2003 and 2002

Revenues.    Total revenues decreased 13% from $30.0 million for the three months ended September 30, 2002 to $26.1 million for the three months ended September 30, 2003. This decrease in revenues was attributable to the recent worldwide economic slowdown which has resulted in a substantial reduction in overall spending on information technology initiatives, extended sales cycles and increased competition from other enterprise software firms. Our average selling prices of approximately $140,000 were consistent for both the three months ended September 30, 2002 and 2003, though we believe that our overall revenues have continued to decrease due to a sustained shift in customer spending patterns, general pricing pressures and the continued loss of services revenues to system integrators.

License.    License revenues decreased 16% from $12.4 million for the three months ended September 30, 2002 to $10.4 million for the three months ended September 30, 2003. License revenues represented 41% and 40% of total revenues, respectively, in those periods. The decrease in license revenues as a percentage of total revenues and in absolute dollars was primarily attributable to the factors mentioned above. The number of new license customers declined from 51 for the three months ended September 30, 2002 to 41 for the three months ended September 30, 2003. License revenues for the three months ended September 30, 2003 included $1.1 million from the resale of iManage products generated as a result of collaborative resale efforts between iManage’s and our sales forces, including referrals from iManage’s sales force to us.

Services.    Services revenues decreased 11% from $17.6 million for the three months ended September 30, 2002 to $15.7 million for the three months ended September 30, 2003. Services revenues represented 59% and 60% of total revenues, respectively, in those periods. The decrease in services revenues in absolute dollars reflects a $1.6 million decrease in professional services revenues and a $508,000 decrease in training services revenues, offset by a $173,000 increase in maintenance revenues. We believe this decrease is attributable to our more mature customer and system integrator bases being capable of performing many of these services activities themselves, competitive pricing for professional services in the market and the improved design and increased ease of implementation of our products. Services revenues as a percentage of total revenues may continue to decline at a moderate rate because of the factors mentioned in the preceding sentence.

Cost of Revenues

License.    Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software sold in conjunction with our software products. Cost of license revenues increased 138% from $599,000 for the three months ended September 30, 2002 to $1.4 million for the three months ended September 30, 2003. Cost of license revenues represented 5% and 14%, respectively, of license revenues in those periods. The increases in cost of license revenues and cost of license revenues as a percentage of license revenues were attributable to a greater percentage of license revenues derived from the resale of third-party software sold in conjunction with our software, particularly with respect to third-party software sold under our reseller arrangement with iManage, Inc., which represented $687,000, or 48%, of the cost of license revenues for the three months ended September 30, 2003.

We expect cost of license revenues as a percentage of license revenues to vary from period to period depending primarily on the mix of the products we sell and fluctuations in the amount of royalties paid to third parties and purchases of third-party software incorporated into our product offerings and sold in conjunction with our software products. If we complete our proposed merger with iManage, we expect our cost of license revenues to decline.

Services.    Cost of services revenues consists of salary and related costs of our professional services, training, support personnel and subcontractor expenses. Cost of services revenues decreased 21% from $9.2 million for the three months ended September 30, 2002 to $7.3 million for the three months ended September 30, 2003. This decrease includes lower personnel costs of $849,000 as a result of reduced staffing within our services organization. Cost of services revenues represented 52% and 46% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues is primarily attributable to an increase in maintenance revenues as a percentage of services revenues, as maintenance revenues generally have lower costs associated with them.

Since our services revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our service revenues decline slower or grow faster than our license revenues. We expect cost of services revenues as a percentage of services revenues to vary from period to period, depending in part on whether the services are performed by our in-house staff, subcontractors or third-party system integrators, and on the overall utilization rates of our in-house professional services staff. As our customers become more capable of performing services activities themselves or increase their use of systems integrators to perform customer implementations and we improve the design and ease of implementation of our products, we expect our services revenues and cost of services revenues to decline.

Gross Profit.    Gross profit decreased 14% from $20.3 million for the three months ended September 30, 2002 to $17.4 million for the three months ended September 30, 2003. Gross profit represented 67% of total revenues in both periods. The decrease in absolute dollars reflects our general decline in revenues.

Operating Expenses

Research and Development.    Research and development expenses consist of personnel and related costs to support product development activities. To date, all software development costs have been expensed in the period incurred. Research and development expenses decreased 12% from $6.7 million for the three months ended September 30, 2002 to $5.9 million for the three months ended September 30, 2003, representing 22% and 23% of total revenues in those periods, respectively. This decrease in absolute dollars includes $450,000 in lower personnel costs associated with headcount reductions as a result of cost saving strategies implemented to help improve our overall operational performance.

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

Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and related costs for sales and marketing personnel, sales commissions and travel and marketing programs. Sales and marketing expenses decreased 28% from $17.6 million for the three months ended September 30, 2002 to $12.6 million for the three months ended September 30, 2003, representing 58% and 48% of total revenues in those periods, respectively. This decrease in absolute dollars includes $1.8 million in lower personnel costs associated with headcount reductions, $1.1 million in lower commissions as a result of lower sales activity and a $734,000 reduction in expenses related to our promotional efforts.

We are endeavoring to reduce our sales and marketing costs in view of the current business climate. We anticipate that with evidence of a sustained recovery of the worldwide economy, we would review spending in sales and marketing to expand our customer base and increase brand awareness. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period depending primarily on when we hire new sales personnel, the timing of new marketing programs and the levels of revenues in each period.

General and Administrative.    General and administrative expenses consist primarily of salaries and related costs for accounting, human resources, legal and other administrative functions, as well as provisions for doubtful accounts. General and administrative expenses decreased 17% from $4.4 million for the three months ended September 30, 2002 to $3.7 million for the three months ended September 30, 2003, representing 15% and 14% of total revenues in those periods, respectively. The decrease in absolute dollars includes $302,000 in lower personnel costs associated with reduced staffing and a $150,000 reduction in bad debt expense as a result of the overall stability of our customer base and current collections patterns.

We are endeavoring to reduce our general and administrative costs in view of the current business climate. We anticipate that, with evidence of a sustained recovery of the worldwide economy, we will review investments in our general and administrative infrastructure to support our operations.

Amortization of Deferred Stock-Based Compensation.    We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering and in connection with stock options granted and assumed during our business acquisitions. Amortization of deferred stock-based compensation was $1.0 million for the three months ended September 30, 2002 and $475,000 for the three months ended September 30, 2003. The decrease in absolute dollar amounts was primarily attributable to the use of the accelerated method of amortizing deferred compensation expense, as prescribed by Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25)”, which has resulted in greater recognition of amortization expense in the beginning of the vesting period for such options. Amortization of deferred stock-

based compensation is attributable to the following categories for the three months ended September 30, 2003 and 2002, respectively (in thousands):

	2003	2002
Cost of services revenues	$—	$24
Research and development	308	489
Sales and marketing	160	480
General and administrative	7	27

Total	$475	$1,020

We expect amortization of deferred stock-based compensation to be $171,000 for the remaining three months of 2003 and $513,000 for 2004 including the projected variable accounting charge associated with our stock option exchange program (based on the assumption that our stock price in future periods will remain unchanged from September 30, 2003). The variable component of the accounting charge for the options exchanged under this program will be reassessed and reflected in the statement of operations for each reporting period based on the then current stock price for each period.

Amortization of Acquired Intangible Assets.    Effective January 1, 2002, we adopted SFAS No. 142. In connection with the adoption of SFAS No. 142, we ceased amortizing net goodwill of $148.2 million, including $1.7 million related to assembled workforce. In conjunction with our acquisition of MediaBin, Inc. during the three months ended June 30, 2003, we recorded $3.4 million in net identifiable intangible assets, which will be amortized over the average useful lives of these assets of 4 years. We expect amortization of acquired intangible assets to be $657,000 for the remainder of 2003, $2.3 million in 2004, $928,000 in 2005, $854,000 in 2006 and $427,000 in 2007.

Restructuring Charges.    During the three months ended September 30, 2002, we implemented a restructuring plan in an effort to better align our expenses and revenues. As a result of this plan, we recorded a charge of $1.2 million associated with workforce reductions. Workforce reduction costs primarily consisted of severance benefits associated with involuntary terminations.

During the three months ended September 30, 2003, we implemented a restructuring plan and evaluated our current facilities requirements and previously recorded charges. As a result of our restructuring plan, we recorded a charge of $1.6 million associated with workforce reductions. Workforce reduction costs primarily consisted of severance benefits associated with involuntary termination. In connection with our evaluation of our current facilities requirements, we identified facilities that were in excess of our current and estimated future needs and recorded a charge of $8.9 million associated with our abandonment of these excess facilities. In addition, due to the deterioration of the commercial real estate market, we revised our assumptions regarding future sublease income for certain facilities previously abandoned in 2002, reduced our estimates regarding sublease income and recorded an additional charge of $2.8 million to reflect this change in estimate.

Interest Income and Other, Net.    Interest income and other, net, decreased from $1.3 million for the three months ended September 30, 2002 to $579,000 for the three months ended September 30, 2003, primarily due to a decrease in interest rates earned on cash and short-term investments and lower average cash and short-term investment balances during the period.

Provision for Income Taxes.    Income tax expense for the three months ended September 30, 2002 and 2003 was $116,000 and $174,000, respectively. Income tax expense was associated with state and foreign income taxes.

Nine months ended September 30, 2003 and 2002

Revenues.    Total revenues decreased 19% from $95.7 million for the nine months ended September 30, 2002 to $77.9 million for the nine months ended September 30, 2003. The decrease in total revenues is attributable to the recent worldwide economic slowdown which has resulted in a substantial reduction in overall spending on information technology initiatives, extended sales cycles, and increased competition from other enterprise software firms. We also experienced a decrease in our average selling prices from approximately $186,000 for the nine months ended September 30, 2002 to $136,000 for the nine months ended September 30, 2003. We believe that our revenues and average selling prices have continued to decline due to a sustained shift in customer spending patterns, general pricing pressures and the continued loss of service revenues to system integrators.

License.    License revenues decreased 31% from $43.3 million for the nine months ended September 30, 2002 to $29.7 million for the nine months ended September 30, 2003. License revenues represented 45% and 38% of total revenues, respectively, in those periods. The number of new license customers declined from 168 for the nine months ended September 30, 2002 to 109 for the nine months ended September 30, 2003.

Services.    Services revenues decreased 8% from $52.5 million for the nine months ended September 30, 2002 to $48.1 million for the nine months ended September 30, 2003. Services revenues represented 55% and 62% of total revenues, respectively, in those periods. The decrease in services revenues in absolute dollars reflects a $4.1 million decrease in professional services revenues and a $1.1 million decrease in training revenues, partially offset by a $953,000 increase in maintenance revenues. We believe this decrease in professional services revenues is attributable to our more mature customer and system integrator bases being capable of performing many of these services themselves, competitive pricing for professional services in the market and the improved design and increased ease of implementation of our products. The decrease in training revenues was due to a decrease in customer training participation as a result of a decline in license revenues. The increase in maintenance revenues was due to greater maintenance fees earned from our larger customer base.

Cost of Revenues

License.    Cost of license revenues remained flat at $2.6 million for the nine months ended September 30, 2002 and 2003. Cost of license revenues represented 6% and 9%, respectively, of license revenues in those periods. The increase in cost of license revenues as a percentage of license revenues was attributable to lower license revenues and a greater percentage of license revenues derived from the resale of third-party software sold in conjunction with our software.

Services.    Cost of services revenues decreased 20% from $28.3 million for the nine months ended September 30, 2002 to $22.8 million for the nine months ended September 30, 2003. This decrease includes $3.7 million in lower personnel costs as a result of reduced staffing within our services organization. Cost of services revenues represented 54% and 47% of services revenues, respectively, in those periods. The decrease in cost of services revenues as a percentage of services revenues is primarily attributable to an increase in maintenance revenues as a percentage of services revenues, as maintenance revenues generally have lower costs associated with them.

Gross Profit.    Gross profit decreased 19% from $64.8 million for the nine months ended September 30, 2002 to $52.4 million for the nine months ended September 30, 2003. Gross profit represented 67% of total revenues in both periods. The decrease in absolute dollars reflects our general decline in revenues.

Operating Expenses

Research and Development.    Research and development expenses decreased 14% from $20.7 million for the nine months ended September 30, 2002 to $17.8 million for the nine months ended September 30, 2003, representing 22% and 23% of total revenues in those periods, respectively. This decrease in absolute dollars includes $2.3 million in lower personnel costs associated with headcount reductions as a result of cost saving strategies implemented to improve our overall operational performance.

Sales and Marketing.    Sales and marketing expenses decreased 29% from $56.3 million for the nine months ended September 30, 2002 to $40.2 million for the nine months ended September 30, 2003, representing 59% and 52% of total revenues in those periods, respectively. This decrease in absolute dollars includes $7.5 million in lower personnel costs associated with headcount reductions, $3.4 million in lower commissions as a result of lower sales activity and a $1.5 million reduction in expenses related to our promotional efforts.

General and Administrative.    General and administrative expenses decreased 14% from $14.0 million for the nine months ended September 30, 2002 to $12.0 million for the nine months ended September 30, 2003, representing 15% of total revenues in both periods. The decrease in absolute dollars includes $1.0 million in lower personnel costs associated with reduced staffing and a $750,000 reduction in bad debt expense as a result of the overall stability of our customer base and current collection patterns.

Amortization of Deferred Stock-Based Compensation.    Amortization of deferred stock-based compensation was $4.3 million for the nine months ended September 30, 2002 and $1.5 million for the nine months ended September 30, 2003. The decrease was primarily attributable to the use of the accelerated method of amortizing deferred compensation expense, as prescribed by Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25)”, which resulted in greater recognition of amortization expense in the beginning of the vesting period for such options. Amortization of deferred stock-based compensation is attributable to the following categories for the nine months ended September 30, 2003 and 2002, respectively (in thousands):

	2003	2002
Cost of services revenues	$9	$94
Research and development	930	1,298
Sales and marketing	519	2,656
General and administrative	24	237

Total	$1,482	$4,285

Amortization of Acquired Intangible Assets.    Amortization of acquired intangible assets decreased 53% from $3.3 million for the nine months ended September 30, 2002 to $1.5 million for the nine months ended September 30, 2003. The decrease in absolute dollar amounts was attributable to the completion of amortization of certain acquired intangible assets during 2002.

In-Process Research and Development.    In conjunction with our acquisition of MediaBin, Inc. during the nine months ended September 30, 2003, we recorded a charge of $599,000 associated with acquired in-process research and development. The acquired in-process research and development was immediately expensed because technological feasibility had not been established for the acquired technology and no future alternative use exists. The portion of the purchase price allocated to in-process research and development was determined, in part, by a third-party appraiser through established valuation techniques.

Restructuring Charges.    During the nine months ended September 30, 2002, we implemented several restructuring plans in an effort to better align our expenses and revenues. We recorded a charge of $5.8 million with workforce reductions. Workforce reduction costs primarily consisted of severance benefits associated with involuntary terminations, which included severance costs. In addition, we recorded $3.2 million in abandonment charges associated with excess facilities and the reduction of sublease income estimates and $555,000 for the write-down of leasehold improvements and operating equipment.

During the nine months ended September 30, 2003, we implemented additional restructuring plans and performed an evaluation of our facilities requirements and our previously recorded charges. As a result of these additional restructuring plans, we recorded a charge of $4.0 million associated with workforce reductions. Workforce reduction costs primarily consisted of severance benefits associated with involuntary termination. In connection with our evaluation of our current facilities requirements, we identified facilities that were in excess of current and estimated future needs and recorded a charge of $8.9 million associated with our abandonment of these excess facilities. In addition, due to the deterioration of the commercial real estate market, we revised our assumptions regarding future sublease income for certain facilities previously abandoned in 2002, reduced our estimates regarding sublease income and recorded an additional charge of $2.8 million to reflect this change in estimate.

Interest Income and Other, Net.    Interest income and other, net, decreased from $4.7 million for the nine months ended September 30, 2002 to $2.5 million for the nine months ended September 30, 2003, primarily due to a decrease in interest rates earned on cash and short-term investments and lower average cash and short-term investment balances during the period.

Provision for Income Taxes.    Income tax expense for the nine months ended September 30, 2002 and 2003 was $904,000 and $813,000, respectively. Income tax expense was associated with state and foreign income taxes.

Liquidity and Capital Resources

Net cash used in operating activities was $20.8 million in the nine months ended September 30, 2002 and $28.2 million in the nine months ended September 30, 2003. Net cash used in operating activities during the nine months ended September 30, 2002 primarily reflected net losses and a decrease in accrued liabilities, offset in part by depreciation expense, amortization of deferred stock-based compensation, amortization of acquired intangibles, restructuring and excess facilities charges, impairment of goodwill and a decrease in accounts receivable. Net cash used in operating activities during the nine months ended September 30, 2003 primarily reflected net losses and decreases in accounts payable, accrued liabilities and deferred revenue, offset in part by amortization of deferred stock-based compensation, amortization of acquired intangible assets, depreciation expense, restructuring and excess facilities charges and a decrease in accounts receivable.

A significant portion of our cash inflows have historically been generated by our sales. These inflows may fluctuate significantly from period to period. A decrease in customer demand or decrease in the market acceptance of our products would jeopardize our ability to generate positive cash flows from operations.

During the nine months ended September 30, 2002 and 2003, investing activities included purchases of property and equipment, principally computer hardware and software to upgrade our current operating systems. Cash used to purchase property and equipment was $1.3 million and $624,000 during the nine months ended September 30, 2002 and 2003, respectively. We do not expect that capital expenditures will increase substantially over our expenditure levels in prior periods. As of September 30, 2003, we had no material capital expenditure commitments.

During the nine months ended September 30, 2002 and 2003, our investing activities included purchases and maturities of short-term investments. Net maturities of investments were $36.6 million and $16.2 million during the nine months ended September 30, 2002 and 2003, respectively. As of September 30, 2003, we had not invested in derivative securities. In the future, we expect that cash in excess of current requirements will continue to be invested in high credit quality, interest-bearing securities.

During the nine months ended September 30, 2003, our investing activities included $4.2 million in cash paid for businesses acquired, attributable to the acquisition of MediaBin, Inc.

During the nine months ended September 30, 2002 and 2003, our financing activities included proceeds from the issuance of common stock and our repurchase of outstanding stock. During the nine months ended September 30, 2002 and 2003, proceeds from the issuance of common stock were $4.4 million and $1.1 million, respectively. During the nine months ended September 30, 2002, we repurchased 3,368,000 shares of our common stock at a cost of $9.9 million.

At September 30, 2003, our sources of liquidity consisted of $149.5 million in cash, cash equivalents and investments. At September 30, 2003, we had $114.1 million in working capital. We have a $20.0 million line of credit with Washington Mutual Business Bank, which bears interest at the Wall Street Journal’s prime rate, which was 4.0% at September 30, 2003 and is secured by cash. This line of credit agreement expires in July 2004. We also have a $7.5 million line of credit with Wells Fargo Bank, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. This line of credit agreement expires in December 2003. We had no outstanding borrowings under these lines of credit as of September 30, 2003. There are no covenant requirements associated with these lines of credit. We intend to maintain these lines of credit in the future.

We lease our facilities under operating lease agreements that expire at various dates through 2010. The following presents our prospective future lease payments under these agreements (in thousands):

Year Ended December 31,	Occupied Facilities	Abandoned Facilities	Total
2003 (remaining three months)	$2,416	$2,944	$5,360
2004	8,287	11,381	19,668
2005	7,537	11,611	19,148
2006	7,569	11,285	18,854
2007	4,615	7,515	12,130
Thereafter	497	3,652	4,149

Total	$30,921	$48,388	$79,309

Of these total minimum lease commitments, $44.0 million has been accrued, which is net of estimated sublease income, in restructuring and excess facilities costs at September 30, 2003.

We have entered into various standby letter of credit agreements associated with our facilities operating leases, which serve as required deposits for such facilities. These letters of credit expire at various times through 2013. At September 30, 2003, we had $14.7 million outstanding under standby letters of credit, which are secured by substantially all of our assets. The following presents our outstanding commitments under these agreements at each respective balance sheet date (in thousands):

December 31,	Standby Letters of Credit
2003	$14,697
2004	$12,762
2005	$12,595
2006	$12,501
2007	$6,694
Thereafter	$6,600

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

You should consider carefully the following factors, in addition to other information in this Form 10-Q, in evaluating Interwoven and our business.

Risks Related to the iManage Merger

Our proposed merger with iManage involves risk for Interwoven stockholders. You should carefully consider the following risks before deciding whether to trade in our common stock. Investors are urged to read our registration statement on Form S-4 (File No. 333-108262), and the related joint proxy statement/prospectus, because they contain important information about this merger. This document is available through the SEC’s website at www.sec.gov.

Interwoven and iManage may be unable to obtain the stockholder approvals required to complete the proposed merger with iManage.

The closing of the iManage merger is subject to approvals by the stockholders of iManage and Interwoven, which might not be obtained. The issuance of shares of our common stock pursuant to the definitive agreement related to the merger requires the affirmative vote of a majority of the total votes cast at our special meeting of stockholders, provided a quorum is present at the meeting. Approval of the merger and the definitive agreement by iManage requires the affirmative vote of a majority of the iManage common shares outstanding. If either stockholder approval is not obtained, the conditions of closing of the iManage merger will not be satisfied and the closing of the merger will not occur. If the merger is not completed, our business and operations may be harmed by the extent that customers, suppliers and others believe that we cannot effectively compete in the marketplace without merging with iManage and the market price of our common stock may decline.

Our stock price and businesses may be adversely affected if the iManage merger is not completed.

If the merger with iManage is not completed, the market price of our common stock may decline. In addition, our business and operations may be harmed to the extent that customers, suppliers and others believe we can not effectively compete in the marketplace without merging with iManage, or there is customer or employee uncertainty surrounding the future direction of our product and services offerings and our strategy. Completion of the merger is subject to several closing conditions, including obtaining requisite stockholder approvals, and iManage and we may be unable to obtain such approvals on a timely basis or at all. If the merger is not completed, we would not derive the strategic benefits expected to result from it. We will also be required to pay significant costs incurred in connection with the merger, including legal, accounting and financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances described in the joint proxy statement/prospectus described above, we may be required to pay iManage a termination fee of $6.0 million pursuant to the definitive agreement in connection with the termination of the definitive agreement.

Although we expect that the merger will result in benefits to us, we may not realize those benefits because of integration and other challenges.

If we fail to meet the challenges involved in integrating the operations of Interwoven and iManage, we may not realize the anticipated benefits or synergies of the merger, which could seriously harm our results. Realizing the benefits of the merger will depend in part on our ability to overcome significant challenges, including timely, efficient and successful execution of post-merger strategies, such as:

•	combining the operations of Interwoven and iManage;

•	integrating and managing our businesses and technologies;

•	retaining and assimilating the key Interwoven and iManage personnel;

•	retaining existing customers of Interwoven and iManage and attracting new customers;

•	retaining Interwoven and iManage strategic partners and attracting new strategic partners; and

•	creating and maintaining uniform standards, controls, procedures, policies and information.

The risks related to the execution of these post-merger strategies include:

•	potential disruption of our on-going business and distraction of our management;

•	difficulty inherent in combining product offerings, coordinating sales and marketing efforts to effectively communicate our capabilities;

•	potential need to demonstrate to customers that the merger will not result in adverse changes in customer service standards or business; and

•	impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel.

Charges to earnings and a reduction in deferred revenue resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock following our proposed merger with iManage.

In accordance with accounting principles generally accepted in the United States of America, we will account for the merger using the purchase method of accounting, which will result in charges to earnings that could have a material adverse effect on the market value of our common stock following the closing of the merger. Under the purchase method of accounting, we will allocate the total estimated purchase price to our net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development based on their fair values as of the date of the closing of the merger and record the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to purchased in-process technology will be expensed in the quarter in which the merger is completed. We will incur additional depreciation and amortization expense over the useful lives of certain net tangible and intangible assets acquired in connection with the merger and significant stock-based compensation expense. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges related to the impairment of those assets. These depreciation, amortization, purchased in-process technology and potential impairment charges could have a material impact on our results of operations. Furthermore, under the purchase method of accounting, iManage’s deferred revenue related to post-contract customer support for perpetual license arrangements in which payment has been received or was legally due and payable will be reduced to the fair value of the related post-contract customer support obligation as of the effective time of the merger. As a result, we estimate that we will not be able to recognize approximately $7.0 million of iManage deferred revenue due to the adjustment to reflect deferred revenue at its estimated fair value of the related post-contract customer support obligation as of June 30, 2003.

In order to be successful, we must retain and motivate key Interwoven and iManage employees, which will be more difficult in light of uncertainty regarding the proposed merger with iManage, and failure to do so could seriously harm our business.

In order to be successful, we must retain and motivate Interwoven and iManage executives and other key employees, including those in managerial, sales and technical positions. Our employees or iManage’s employees may experience uncertainty about their future role with Interwoven until or after strategies with regard to our business are announced or executed. In addition, a portion of iManage’s employee options has exercise prices in excess of the current value of the consideration to be paid in the merger. These circumstances may adversely affect our ability to attract and retain key management, sales and technical personnel. We also must continue to motivate employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions of the merger.

Risks Related to Our Business

Since we first sold our TeamSite product in 1997, we have experienced wide swings in market demand for our products, and have revised our corporate strategy from time to time, which make the evaluation of our performance and our common stock difficult.

We shipped our first product, TeamSite, in May 1997. In 2002, we derived approximately 80% of our revenues from licensing TeamSite and related products and services. In evaluating our common stock, you should consider the risks and difficulties frequently encountered by companies in new and rapidly evolving markets, particularly those companies whose businesses depend on the Internet and corporate information technology spending. These risks and difficulties, as they apply to us in particular, include:

•	delay or deferral of customer orders or implementations of our products;

•	fluctuations in the size and timing of individual license transactions;

•	the mix of products and services sold;

•	our ability to develop and market new products and control costs;

•	changes in demand for our products;

•	the impact of new products on existing product sales;

•	concentration of our revenues in a single product or family of products and our services;

•	our need to attract, train and retain qualified personnel;

•	our need to establish and maintain strategic relationships with other companies, some of which may in the future become our competitors; and

•	the effect of competition from other enterprise software companies entering the content management market.

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

If we do not increase our license revenues sufficiently, we will fail to achieve and sustain operating profitability.

We have incurred net losses from operations in each quarter since our inception through the quarter ended September 30, 2003. As of September 30, 2003, we had an accumulated deficit of approximately $370.9 million. Although our losses in recent quarters have been smaller, we cannot assure you that this trend will continue. To achieve and sustain operating profitability on a quarterly and annual basis, we will need to increase our revenues sufficiently, particularly our license revenues. We cannot predict when we will become profitable, if at all. Furthermore, we have generally made business decisions with reference to pro forma metrics that exclude non-cash charges, such as acquisition and stock-based compensation charges. We expect to continue to make acquisitions, and to incur additional non-cash charges such as stock-based compensation and intangible amortization charges, which will increase our losses.

Services revenues has represented an increasingly larger percentage of our total revenue in 2002 and 2003, but our services revenues is vulnerable to reduced demand and increased competition, particularly from systems integrators we use to complete software implementations.

Our services revenues represented 59% and 60% of total revenues during the three months ended September 30, 2002 and 2003, respectively. In that period, services revenues declined from $17.6 million for the three months ended September 30, 2002 to $15.7 million for the three months ended September 30, 2003. To a large extent, the level of our services revenues depends upon our ability to license products that generate follow-on services revenues, such as maintenance. Services revenues also depends on demand for professional services, which is subject to fluctuation in response to economic slowdowns. The recent economic slowdown reduced demand for our professional services. As systems integrators and other third parties have become proficient at installing and servicing our products, our services revenues have declined, and we expect them to continue to decline. Whether we will be able to successfully manage our professional services capacity during the continued economic slowdown is difficult to predict. If our professional services capacity is too low, we may not be able to capitalize on future increases in demand for our services, but if our capacity is too high, our gross margin on services revenues will be worse.

Many factors can cause our revenues to fluctuate on a quarterly basis and if we fail to satisfy the expectations of investors or market analysts, our stock price may decline.

Our quarterly operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors affecting these fluctuations are likely to be:

•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the number of new information technology initiatives launched by our customers;

•	the size and complexity of our license transactions;

•	potential delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	sales force capacity and the influence of reseller partners; and

•	seasonal variations in operating results.

If our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.

The longer the economic slowdown continues to affect our customer base, the more our losses will be extended.

The recent widespread economic slowdowns in the markets we serve have harmed our sales. Capital spending on information technology in general, and capital spending on web initiatives in particular, have declined in recent years. Further, the pricing of our products and the typical size of customer purchases in the current economic environment usually requires multiple approvals within the customer organization. As a result, our sales process has become more difficult and we are increasingly finding that our customers’ purchasing decisions take longer, and decisions to purchase content management products compete with decisions to purchase other information technology products. We expect this trend to continue. In addition, since many of our customers are also adversely affected by the recent economic slowdown, we may find that collecting accounts receivable from existing or new customers will take longer than we expect or that some accounts receivable will become uncollectible.

Competition in our market is intense, which makes it harder for us to grow and achieve profitability.

Our competitors include, but are not limited to:

•	potential customers that use in-house development efforts to satisfy their content management needs; and

•	content management software providers, such as Documentum, which we view as our principal competition, Filenet, Microsoft, Open Text, Stellent and Vignette.

We also face potential competition from our strategic partners, such as BEA Systems, IBM and Oracle, or from other companies that may in the future decide to compete in our market. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. For example, Microsoft has introduced a content management product and might choose to bundle it with other products in ways that would harm our competitive position. Barriers to entering the content management software market are relatively low.

Although we believe the number of our competitors is increasing, we believe there may be consolidation in the content management software industry. We expect that the current business climate for technology-related companies and merger and acquisition announcements in the content management market may foster additional consolidation, with fewer but more financially-sound competitors surviving that are better able to compete with us for our current and potential customers.

Because about two-thirds of our revenues are influenced by referrals from strategic partners, our future success depends in part on those partners, but their interests differ from ours.

Our direct sales force depends on strategic partnerships and marketing alliances to obtain customer leads, referrals and distribution. Approximately two-thirds of our revenues are influenced by our strategic partners. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. We also rely on our strategic partnerships to aid in the development of our products. Should our strategic partners not regard us as significant for their own businesses, they could reduce their commitment to us or terminate their respective relationships with us, pursue competing relationships, or attempt to develop or acquire products or services that compete with our products and services.

Because the market for content management software is evolving rapidly, we do not know whether existing and potential customers will purchase our products in sufficient quantities for us to achieve profitability.

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

We may be required to write-off all or a portion of the goodwill value of companies acquired.

Accounting principles require companies to review the value of acquired assets from time to time to determine whether those values have been impaired. As a result, we are required periodically to review the value reported on our balance sheet of companies we have acquired, to determine if those values should be reduced. In connection with our 2002 review, we reduced by $76.4 million the amount of goodwill associated with acquisitions reported on our balance sheet. We may in the future be required to write down the carrying value of goodwill assets, including goodwill associated with our proposed merger with iManage.

If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results in the period that the determination is made. Any impairment harms our operating results and our financial position, and could harm the price of our stock.

Our workforce reductions may require us to reduce our facilities commitments, which may cause us to incur expenses or recognize financial statement charges.

Since June 30, 2001, we have reduced our worldwide employee headcount by more than 40%. In connection with our restructuring plans, we relocated offices and abandoned facilities in the San Francisco Bay area, New York City, Boston and Austin, Texas. However, it is possible that our present facilities may exceed our estimated future needs, particularly if the proposed merger with iManage is not consummated. If this happens, and given the decline in the commercial real estate market, we could be faced with paying rent for space we are not using, or with subleasing the excess space for less than our lease rate and recognizing a financial statement charge reflecting the loss. For example, in 2002, we recorded $24.1 million in lease abandonment charges associated with excess facilities and revised our earlier assumptions about future sublease income. In addition, in 2003, we recorded $8.9 million in lease abandonment charges associated with excess facilities, revised our earlier assumptions about future sublease income and accrued $44.0 million for facility consolidation plans. If the commercial real estate market continues to deteriorate, or if we cannot sublease these facilities at all, we may record additional restructuring and excess facilities charges in the future. Any charge we record would be based on assumptions and our estimates about our ability to sublease facilities or terminate leases. We cannot assure you that our estimates and assumptions about these charges will be accurate in the future, and additional charges may be required in future periods.

Our lengthy sales cycle makes it particularly difficult for us to forecast revenues, requires us to incur high costs of revenues and increases the variability of our quarterly results.

The time between our initial contact with a potential customer and the ultimate sale, which we refer to as our sales cycle, typically ranges between three and nine months, depending largely on the customer. We believe that the recent economic slowdown has lengthened our sales cycle as customers delay or defer decisions on implementing content management initiatives. If we do not shorten our sales cycle, it will be difficult for us to reduce sales and marketing expenses. In addition, as a result of our lengthy sales cycle, we have only a limited ability to forecast the timing and size of specific sales. This makes it more difficult to predict quarterly financial performance, or to achieve it, and any delay in completing sales in a particular quarter could harm our business and cause our operating results to vary.

We continue to rely on sales of one product, TeamSite, which accounted for approximately 80% of our revenues in 2002, so if TeamSite loses market acceptance, we will experience greater losses.

Since 1997, we have generated the vast majority of our revenues from licenses of, and services related to, our TeamSite product. In 1997, TeamSite accounted for virtually all of our revenues, and in 2002, approximately 80% of our revenues was associated with TeamSite. We believe that revenues generated from TeamSite will continue to account for a large portion of our revenues for the foreseeable future. A decline in the price of TeamSite, or our inability to increase license sales of TeamSite, would harm our business and operating results more seriously than it would if we had several different products and services to sell. In addition, our future financial performance will depend upon successfully developing and selling enhanced versions of TeamSite. If we fail to deliver product enhancements or new products that customers want, it will be more difficult for us to succeed.

Sales of new products and services is essential to our future success, but entering into new lines of business and expanding sales other than TeamSite sales may be more difficult than we anticipate or may indirectly harm sales of TeamSite, which would harm our financial results.

We introduce new products as a result of internal development and by acquisition. For example, over the past year we have introduced new products other than TeamSite. Entering into a new line of business requires increased management time and attention, and creates a risk that insufficient attention will be devoted to the traditional core business. In addition, if we emphasize sales in one product area we may disincentivize another. For example, if sales staff incentives or staffing are changed in an effort to boost a new product, sales of TeamSite may be adversely affected. Broader product offerings may also lead to new competitive challenges as we compete with new companies as a result of a new offering. We may also be wrong about the markets we attempt to enter, and may lose our investment in research and development or purchase of new products, or may suffer an opportunity cost related to the missed opportunity to develop some other product. These developments could lower our revenues or increase our costs, adversely affecting our financial performance.

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

In addition, our stock option repricing program requires us to record a compensation charge on a quarterly basis as a result of variable plan accounting treatment, which will lower our earnings. This charge will be evaluated on a quarterly basis and additional charges will be recorded if the market price of our stock exceeds the price of the repriced options. Since the variable component of this charge is computed based on the current market price of our stock, such charges may vary from period to period.

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

Sales to customers located outside of North America have accounted for 34% of total revenues for the nine months ended September 30, 2002 and 2003 and we anticipate that such sales will continue to represent a significant percentage of our revenues. In that period, revenues from outside of North America declined from $32.7 million for the nine months ended September 30, 2002 to $26.6 million for the nine months ended September 30, 2003. We face special risks associated with our international operations, such as:

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

Any of these risks could reduce international sales, or increase our cost of doing business outside of North America.

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

We restructured our operations over the past two years, resulting in workforce reductions worldwide, in all functional areas. In addition to direct economic costs, these personnel reductions may hurt morale among continuing employees, or create concerns about job security. These morale issues may lower productivity or make it more likely that some of our key employees will seek new employment and require us to hire replacements. These reductions may also make the management of our business more difficult, subject us to increased risk of litigation and make it harder for us to attract employees in the future.

The timing of large orders may have an impact on our financial results from period to period, depending on the timing of any such order.

We expect that any relatively large orders that we may receive from time to time in the future would have a significant impact on our license revenues in the quarter in which we recognize revenues from these orders. Large orders make our net revenues and operating results more likely to vary from quarter to quarter because the number of large orders we receive is expected to vary from period to period. The loss of any particular large order in any period could influence our achievement of expected results. In particular, our operating results could suffer if any large orders are delayed or cancelled in any future period.

Our failure to deliver defect-free software could result in losses and harmful publicity.

Our software products are complex and have in the past and may in the future contain defects or failures that may be detected at any point in the product’s life. We have discovered software defects in the past in some of our products after their release. Although past defects have not had a material effect on our results of operations, in the future we may experience delays or lost revenues caused by new defects. Despite our testing, defects and errors may still be found in new or existing products, and may result in delayed or lost revenues, loss of market share, failure to achieve market acceptance, reduced customer satisfaction, diversion of development resources and damage to our reputation. As has occurred in the past, new releases of products or product enhancements may require us to provide additional services under our maintenance contracts to ensure proper installation and implementation. As customers rely on our products for business critical processes, defects or errors in our products or services might result in tort or warranty claims. Moreover, third parties may develop and spread computer viruses that may damage the functionality of our software products. Any damage to or interruption in the performance of our software could also harm our business.

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

Item 3:    Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and market our products in North America, and, to a lesser extent, in Europe and Asia Pacific. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including both government and corporate obligations and money market funds. We believe an immediate 10% increase or decrease in interest rates affecting our investment portfolio as of September 30, 2003 would not have a material effect on our financial position or results of operations.

We did not hold derivative financial instruments as of September 30, 2003, and have never held such instruments in the past. In addition, we had no outstanding debt as of September 30, 2003.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

On August 5, 2003, we named Douglas C. Jones as our Senior Vice President, Corporate Development.

Item 6.    Exhibits and Reports on Form 8-K

(a)	List of Exhibits

Exhibit No.	Description

10.01	Business Loan Agreement, dated as of May 31, 2003, between the Registrant and Washington Mutual Bank, FA.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

1.	On August 8, 2003, we filed a report on Form 8-K dated August 6, 2003 to report under Item 5: Other Information that we had entered into an Agreement and Plan of Merger dated as of August 6, 2003, by and among Interwoven, iManage and Mahogany Acquisition Corporation, a wholly-owned subsidiary of Interwoven, to merge with iManage, and the related financial effects of this merger, and under Item 7: Financial Statements and Exhibits with respect to exhibits of such Agreement and Plan of Merger and a joint press release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTERWOVEN, INC.

By:	/s/ DAVID M. ALLEN
David M. Allen Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Dated: November 12, 2003

EXHIBIT INDEX

Exhibit No.	Description

10.01	Business Loan Agreement, dated as of May 31, 2003, between the Registrant and Washington Mutual Bank, FA.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.