Form 10-K
period 2003-12-31
INTERWOVEN INC
filed 2004-03-15
CIK 1042431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-27389

INTERWOVEN, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0523543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

803 11th Avenue

Sunnyvale, California 94089

(Address of principal executive offices)

(408) 774-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was approximately $232,760,000 (based on the last reported sale price of $8.80 on June 30, 2003 on the NASDAQ National Market).

The number of shares outstanding of the registrant’s common stock as of March 8, 2004 was approximately 40,368,000.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant’s 2004 Annual Meeting of Stockholders to be held June 10, 2004 are incorporated by reference in Part III of this Annual Report on Form 10-K.

INTERWOVEN, INC.

Interwoven, TeamSite, Content Networks, OpenDeploy, MetaTagger, DataDeploy, DeskSite, iManage, MailSite, MediaBin, MetaCode, MetaFinder, MetaSource, OpenTransform, Primera, TeamPortal, TeamXML, TeamXpress, VisualAnnotate, WorkKnowledge, WorkDocs, WorkPortal, WorkRoute, WorkTeam, the respective taglines, logos and service marks are trademarks of Interwoven, Inc., which may be registered in certain jurisdictions. All other trademarks are owned by their respective owners.

CAUTION REGARDING FORWARD LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K constitute forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these statements by forward-looking words such as “expect,” “plan,” “anticipate,” “believe,” “estimate” or “continue” and variations of these words or comparable words. In addition, any statements which refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contain many such forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and situations that may cause our or our industry’s actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. The risk factors contained in this report, as well as any other cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

We cannot guarantee the future results, levels of activity, performance or achievements reflected in the forward looking statements contained in this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Interwoven, Inc. (“Interwoven”) provides enterprise content management (“ECM”) software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, emails and presentations, as well as Web images, graphics, content and applications code across the enterprise and its value chain of customers, partners and suppliers. Our ECM platform consists of six integrated software product offerings, enabling customers to do end-to-end content lifecycle management. Customers have deployed our products for enterprise initiatives such as brand management, enterprise portals, global Web content management, content distribution, corporate governance, deal management, document management and online self-service. To date, we have licensed our software products to more than 2,700 organizations worldwide.

We were incorporated in California in March 1995 and reincorporated in Delaware in October 1999. Our principal offices are located at 803 11th Avenue, Sunnyvale, California 94089 and our telephone number at that location is (408) 774-2000. We maintain a Website at www.interwoven.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge, as well as from the Securities and Exchange Commission Website at www.sec.gov.

On November 18, 2003, we completed the merger with iManage, Inc. (“iManage”), a provider of collaborative document management software. For the purposes of this report, descriptions of our products and business organization will reflect the present, merged organization.

The Interwoven Solution

Interwoven 6, the latest release of our ECM product suite, integrates six software product offerings with a set platform of services enabling enterprises to manage, deliver and archive large volumes of content inside and outside the enterprise. Built as an open, scaleable platform, Interwoven 6 enables enterprises to leverage existing technology investments and integrations at a low total cost of ownership. All components of our ECM product suite leverage a service-oriented architecture that supports industry standard Java 2 (“J2EE”) and Microsoft NET environments. Our six software product offerings, providing end-to-end content lifecycle management, include: collaboration, e-mail management, document management, Web content management, digital asset management and records management. Our platform services include: content intelligence services, content deployment services, content integration services and the enterprise application connectors.

Global enterprises developing content-rich applications, including enterprise portals and extranets, rely on the Interwoven 6 ECM platform to manage the content lifecycle across their organizations. All content types are tracked and version-controlled for auditability and compliance purposes. Content provisioned across heterogeneous applications can be expired and deployed to an online or offline records management facility dictated by existing business processes in place. Interwoven 6 offers interoperability with the products of leading application server and portal server vendors in the marketplace.

While we have historically provided our ECM products and solutions to global enterprises and government agencies, our customer base has expanded to include professional services companies with the completion of the iManage merger. Our ECM products offer capabilities for professional services companies such as law firms, by combining collaboration, e-mail management, document management and records management components of the Interwoven 6 ECM suite. This suite enables law firms to reduce the ratio of non-billable to billable staff; reduce hard paper shipping costs and improve customer service; maintain consistency of work product; facilitate distributed teams to share information effectively; re-use previous work product and improve profitability.

Products

We currently offer the following software products:

Interwoven 6 Applications:

Web Content Management – Interwoven TeamSite Content Server Software. Interwoven TeamSite Content Server powers the creation, contribution, collaboration and management of content across the enterprise. TeamSite allows content contributors – from the expert developer to the novice – to securely develop, share and publish enterprise content to Websites, portals, intranets and extranets. Through its patented features, its ability to preview content and its scalable repository, TeamSite Content Server provides enterprises with the capabilities needed to support the most demanding business environments. This software product has been our flagship product since its initial introduction in 1997.

Digital Asset Management – Interwoven MediaBin Asset Server Software. Interwoven MediaBin Asset Server, at the core of our patented Digital Asset Management product line, provides businesses with a central library for the multiple digital assets used to promote their products and brands. With the MediaBin Asset Server, marketing teams can easily catalog, manage, transform, search for, repurpose and deploy digital assets, including product photographs, rich graphics, marketing collateral, presentations, documents and videos.

Collaboration – Interwoven WorkSite Server Software and Interwoven WorkSite MP Server Software. Interwoven WorkSite Server Suite provides users complete control over the creation, editing, sharing, approval, publishing and life cycle management of business-critical content among departments and across the enterprise. WorkSite is a patented software platform that enables teams to gather, strategize, plan, review and execute their work. WorkSite enables team leaders to set up collaborative, virtual workspaces quickly, with defined team members, rights and permissions, and core elements, such as shared calendars, issues tracking and discussion threads, to discuss and collaborate on all facets of a project. These virtual workspaces allow both the remote and mobile workforce to conduct business tasks such as contracts negotiations, global account management, new product launches, deal management, supplier relationship management, mergers and acquisitions and outsourced manufacturing.

Document Management – Interwoven WorkSite MP Server and WorkSite Server. Interwoven WorkSite MP Server and WorkSite Server solutions deliver easy storage and access to unstructured content, including documents, spreadsheets, e-mails, presentations and drawings, through either a Web browser or Microsoft Office applications. Our document management products allow companies to share critical up-to-date documents from multiple access points in a variety of platforms and computing environments. WorkSite MP is a fully integrated, Internet-based application suite that delivers scalable collaborative document management solutions that include document management, secure information sharing within and beyond the enterprise, and full featured workflow—all easily accessible through a portal.

E-mail Management – Interwoven MailSite and WorkSite Communications Server Software. Interwoven MailSite and WorkSite Communications Server captures and manages e-mail content, storing all e-mail in a single repository that allows companies to maintain a record of correspondence, meet compliance requirements and respond more effectively to clients or inquiries by regulators. With the significant growth of e-mail and related documents, we believe our solution not only reduces the cost of storage and discovery, but it also increases the productivity of knowledge workers who often spend up to 2 to 3 hours per day creating, filing and searching for business content in desktop applications and e-mail. Additionally, with a single storage location, this software product helps optimize data accountability and compliance with record retention policies.

Records Management – Interwoven Records Server Software. Interwoven Records Server is a solution for applying formal records management policies and practices to electronic and non-electronic documents. By combining Interwoven Records Server with products such as WorkSite Document Server, businesses gain the archival and compliance benefits of advanced records management. Interwoven Records Server helps organizations to meet the standards mandated for financial document compliance, the United States Department of Defense 5015.2 standard and the records management rules promoted by various regulators.

Interwoven 6 Platform Services:

Content Distribution – Interwoven OpenDeploy Distribution Server Software. Interwoven OpenDeploy Distribution Server automates the distribution of enterprise content and application code from multiple sources to multiple network touchpoints or servers, from a handful of production Web servers to an entire enterprise network. Also available as a standalone offering since 2003, Interwoven OpenDeploy Distribution Server is an ideal open platform for enterprise content distribution.

Content Intelligence – Interwoven MetaTagger Intelligence Server Software. Interwoven MetaTagger Intelligence Server provides enterprises with a metadata management system that is designed to provide appropriate content to the users on demand. MetaTagger enriches enterprise content with metadata (information about a piece of content) that is relevant to the enterprise’s portal, search and customer relationship management applications. MetaTagger provides metadata management capabilities, from simple keyword generation and categorization to full-scale enterprise taxonomy development and management.

Content Integration – Interwoven Content Integration Server Software. Interwoven Content Integration Server gives enterprises the ability to leverage and re-purpose content stored in repositories and file systems throughout the enterprise within content-rich applications. Content Integration Server allows users to search a desired repository to find existing content, aggregate that content within TeamSite, and transform the content from various file types into more extensible formats. Within Content Integration Server, companies can leverage content from repositories hosted by Documentum, Inc., FileNet Corporation, International Business Machines Corporation (“IBM”) and Open Text Corporation.

Connectors – Enterprise Application Connector Suite Software. To help customers realize value from their content, we offer a suite of Web service-enabled connectors between our Interwoven 6 platform and enterprise applications provided by software vendors including BEA Systems, Inc., IBM, Oracle Corporation, PeopleSoft, Inc. and Siebel Systems, Inc. These connectors support the distribution of content from our software to a customer’s applications, and the ability to access and use our platform directly from the user interfaces in the other vendors’ enterprise applications.

Support and Service

Consulting. We offer professional services to our customers for the deployment of our software and the integration of our applications with third-party software, as well as strategic consulting services. Our professional services team works directly with our customers as well as with resellers and strategic partners. We have also employed third-party subcontractors in the past to accommodate customer demands in excess of the capacity of our in-house consulting organization or to provide services in locations where we have no permanent consulting staff. Our consulting services are generally offered on a time and materials basis.

Customer Support. We offer comprehensive customer support designed to allow our customers to quickly and effectively address technical issues as they arise and receive product updates. Our support personnel provide resolution of customer technical inquiries and are available to customers by telephone, e-mail and through our Website. We use a customer service automation system to track each customer inquiry until it is satisfactorily resolved. Our technical support is generally offered on an annual subscription basis.

Training. We offer a comprehensive training curriculum designed for customers, partners and system integrators to provide the knowledge and skills to deploy, use and maintain our products successfully. These classes focus on the technical aspects of our products as well as related business issues and processes. We hold classes in various locations, including our training facilities in Sunnyvale, California, Chicago, Illinois and in Europe and Asia Pacific. We generally charge a daily fee for such classes. Web-based training is also available at a price per online course.

Customers

Our software products and services are marketed and sold to a diverse group of customers operating in a broad range of industries. Our customers include established companies migrating their operations online, companies looking to increase channel and partner effectiveness by establishing sales extranets and companies whose objective is to deploy and manage critical business content within and across their organization. Many of our customers typically consider ECM applications to be critical to their future success. As of December 31, 2003, over 2,700 companies had licensed our software products. No single customer accounted for ten percent or more of our total revenues in 2003, 2002 or 2001. Sales to customers in North America accounted for 65%, 66% and 68% of our total revenues in 2003, 2002 and 2001, respectively. See Note 13 of Notes to Consolidated Financial Statements.

Sales and Marketing

We license our software products and services through our direct sales force and our indirect sales channel in the Americas, Europe and Asia Pacific. We have direct sales offices and maintain operations in Australia, Canada, France, Germany, Hong Kong, Italy, India, Japan, the Netherlands, People’s Republic of China, Singapore, South Korea, Spain, Taiwan, the United Kingdom and in various locations throughout the United States. We have introduced localized versions of our applications for the major European and Asia Pacific markets.

We have developed an indirect sales channel by establishing relationships with technology vendors, professional services firms and systems integrators that recommend and, when appropriate, resell our products. Several of our partners also build add-on products to extend the functionality of our software. In connection with the iManage merger, we continued to maintain substantially all of the iManage strategic reseller and partner relationships both internationally and in the United States. We believe that our business is not substantially dependent on any one technology vendor, professional service firm or system integrator, however, our relationships with these entities on the whole are critical to our success.

Our ability to achieve revenue growth in future periods will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and customer support personnel, and our ability to establish and maintain relationships with our strategic partners.

Research and Development

Since our inception, we have devoted significant resources to develop our products and technologies. We believe that our future success will depend, in large part, on a strong development effort that enhances and extends the features of our products. Our product development organization is responsible for product architecture, core technology, quality assurance, documentation and expanding the ability of our products to operate with leading hardware platforms, operating systems, database management systems and key electronic commerce transaction processing standards.

Our research and development expenditures were $24.6 million for 2003, $26.6 million for 2002 and $32.2 million for 2001. All research and development expenditures have been expensed as incurred. We expect to continue to devote substantial resources to our research and development activities.

We may fail to complete our product development efforts within anticipated schedules, and, even if completed, the products developed may not have the features necessary for success in the marketplace. Future delays or problems in the development or marketing of product enhancements or new products could harm our business. See “Factors That May Impact Our Business.”

Acquisitions

On November 18, 2003, we completed the merger with iManage, a provider of collaborative document management software. The aggregate purchase price of the merger was $181.7 million, which included cash of $30.6 million, issuance of 13.3 million shares of our common stock with an estimated fair value of $122.2 million, assumed stock options with a fair value of $18.9 million, estimated employee severance and facilities closure costs of $5.8 million and transaction costs of $4.2 million.

On June 27, 2003, we acquired MediaBin, Inc. (“MediaBin”). MediaBin developed standards-based enterprise brand management solutions to help companies manage, produce, share and deliver volumes of digital assets, such as product photographs, advertisements, brochures, presentations, video clips and other marketing collateral. The aggregate purchase price of this acquisition was $12.9 million, which included cash of $4.2 million, issuance of 0.7 million shares of our common stock with an estimated fair value of $6.4 million, assumed stock options with a fair value of $683,000, estimated employee severance costs of $775,000 and transaction costs of $899,000.

Competition

We have experienced and expect to continue to experience increased competition from current and potential competitors. Many of these companies have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, sales, distribution and other resources than we have. We believe that our primary competitors are Documentum, Inc., which was recently acquired by EMC Corporation, and, in the legal vertical market, Hummingbird Ltd. We also face competition from:

•	companies addressing segments of our market including FileNet Corporation, Microsoft Corporation, Open Text Corporation, Stellent, Inc. and Vignette Corporation;

•	intranet and groupware companies such as IBM, Microsoft Corporation, and Novell, Inc.; and

•	in-house development efforts by our customers and partners.

Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Kramer Lee & Associates by Hummingbird Ltd., TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation, Presence Online Pty Ltd. by IBM, and Documentum, Inc. by EMC Corporation.

We believe that we may face additional competition from operating system vendors, online service providers and client/server applications and tools vendors. If any of our competitors were to become the industry standard or were to enter into or expand relationships with significantly larger companies through mergers, acquisitions or other similar transactions, our business could be seriously harmed. In addition, potential competitors may bundle their products or incorporate functionality into existing products in a manner that discourages users from purchasing our products.

We believe that the principal competitive factors in the market for enterprise content management solutions are:

•	breadth of the enterprise content management solution;

•	product functionality and features;

•	availability of global support;

•	quality and depth of integration of the individual software modules across the full ECM suite;

•	coverage of sales force and distribution channel;

•	ease and speed of product implementation;

•	hardware implications, and the total cost of ownership required to deploy content management solutions;

•	vendor and product reputation;

•	financial condition of vendors;

•	ability of products to support large numbers of concurrent users;

•	price;

•	security;

•	interoperability with established software;

•	scalability; and

•	ease of access and use.

Although we believe that we currently compete favorably with respect to many of these factors, our market is relatively new and is evolving rapidly. We may not be able to maintain our competitive position against current and potential competitors.

Seasonality

Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, we have generally had weaker demand for our software products and services in the March and September quarters. Our consulting and training services are negatively impacted in the fourth quarter due to the holiday season, which results in fewer billable hours for our consultants and fewer training classes.

Intellectual Property and Other Proprietary Rights

Our success depends in part on the development and protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. To protect our technology, we rely primarily on patent, trademark, service mark, trade secret and copyright laws and contractual restrictions.

We require our customers to enter into license agreements that impose restrictions on their ability to reproduce, distribute and use our software. In addition, we seek to avoid disclosure of our trade secrets through a number of means, including restricting access to our source code and object code and requiring those entities and persons with access to agree to confidentiality terms that restrict their use and disclosure. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

We currently have 29 issued United States patents and 25 issued foreign patents. These patents have remaining lives ranging from 3 to 17 years, with an average remaining life of 11 years. We also have applied for 15 other patents in the United States and we have 50 pending foreign patent applications. It is possible that no patents will be issued from our currently pending patent applications and that our existing patents may be found to be invalid or unenforceable, or may be successfully challenged. It is also possible that any patent issued to us may not provide us with competitive advantages or that we may not develop future proprietary products or technologies that are patentable. Additionally, we have not performed comprehensive analysis of the patents of others that may limit our ability to do business. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent or on the combination of all of our patents.

We license technologies from several software providers that are embedded into our products. These agreements expire in various periods from December 2004 through December 2008 and are renewable automatically and/or renewable with written consent of the parties. In general, either party may terminate these agreements for cause before the expiration date with 90 days written notice. If we cannot renew these licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. These types of delays could seriously harm our business.

Despite our efforts to protect our proprietary rights and technology, unauthorized parties may attempt to copy aspects of our products or obtain the source code to our software or use other information that we regard as proprietary or could develop software competitive to ours. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software exists, software piracy may become a problem. Our means of protecting our proprietary rights may not be adequate. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources, which could have a material adverse effect on our business, operating results and financial condition.

It is possible that in the future, a third party may file lawsuits claiming that our products infringe its patents or copyrights or misappropriate its trade secrets. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. If our product was found to infringe a third party’s proprietary rights, we may be required to enter into royalty or licensing agreements to be able to sell our product. Such royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business.

Employees

As of December 31, 2003, we employed 696 people, including 239 in sales and marketing, 176 in support and professional services, 199 in research and development and 82 in general and administrative functions. Of our employees, 66 were located in the Asia Pacific region, 80 were located in Europe and 550 were located in North America. Our future success will depend in part on our ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union (other than statutory unions required by law in certain European countries). We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 2. PROPERTIES

Our principal offices are located in a leased facility in Sunnyvale, California, which consist of approximately 175,000 square feet that will expire in 2007. We also occupy other leased facilities in the United States, in Europe, Asia Pacific, Australia and Canada under leases totaling approximately 85,000 square feet that expire at various times through July 2016.

As part of our restructuring programs in 2003, 2002 and 2001, we vacated various facilities and accrued the remaining lease payments less our estimate of potential sublease income from these facilities. These excess facilities are being marketed for sublease and most are currently unoccupied. We may be unable to sublease these remaining facilities or terminate these leases on acceptable terms.

We believe that our existing facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

Beginning 2001, Interwoven and certain of our officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were filed against iManage, its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for our October 8, 1999 initial public offering, our January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering, failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against iManage and us and certain of iManage’s and our officers and directors. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of iManage’s and our respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated compliant and iManage and Interwoven, together with the other issuers named in those complaints and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated compliant, in each case without admitting any wrongdoing. As part of this settlement, iManage’s and our respective insurance carriers have agreed to assume iManage’s and our entire payment obligation under the terms of the settlement. This settlement will be presented to the United States District Court for approval in the coming months; however, we cannot assure you that the District Court will approve the settlement.

In October 2002, a former employee of iManage filed a first amended complaint in the Circuit Court of Cook County, Illinois against iManage and certain of its then-current executive officers. The complaint alleges the plaintiff’s entitlement to 18,000 shares of iManage common stock that were never issued, breach of contract, breach of fiduciary duty and fraudulent concealment. The plaintiff is seeking damages of approximately $700,000 plus unspecified punitive damages. We believe that the allegations against iManage and its former officers are without merit, and intend to contest this matter vigorously. We cannot assure you, however, that this matter will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows.

We are a party to other threatened legal action and various employment-related lawsuits arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations or financial position. However, an unfavorable resolution of a matter could materially affect our consolidated results of operations or financial position in a particular period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held a special meeting of stockholders in Sunnyvale, California on November 18, 2003. Of the 26,476,204 shares outstanding as of the record date, 22,380,294 were present or represented by proxy at the meeting. At this meeting, the following actions were voted upon:

1.	To approve the issuance of shares of Interwoven common stock to iManage stockholders pursuant to the Agreement and Plan of Merger, dated as of August 6, 2003, by and among Interwoven, Mahogany Acquisition Corporation, a wholly-owned subsidiary of Interwoven, and iManage.

For	Against	Abstain	Broker Non-votes
12,844,452	96,743	44,060	9,395,039

2.	To authorize the Interwoven Board of Directors to amend Interwoven’s existing certificate of incorporation to effect a one-for-four reverse stock split of the shares of Interwoven, Inc. common stock.

For	Against	Abstain	Broker Non-votes
22,035,229	305,737	39,328	—

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is listed on the NASDAQ National Market under the symbol “IWOV.”

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for the last eight quarters, all as reported on the NASDAQ National Market. The prices included below have been adjusted to give retroactive effect to all stock splits that have occurred since our inception.

	High	Low
Year ended December 31, 2003:
Fourth quarter	$17.80	$10.56
Third quarter	$13.24	$7.80
Second quarter	$11.40	$5.92
First quarter	$13.76	$7.20

Year ended December 31, 2002:
Fourth quarter	$12.08	$5.36
Third quarter	$12.28	$7.64
Second quarter	$22.88	$9.68
First quarter	$45.16	$17.52

Holders of Record

The approximate number of holders of record of the shares of our common stock was 619 as of March 8, 2004. This number does not include stockholders whose shares are held by other entities. The actual number of holders is greater than the number of holders of record.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our incorporation in March 1995. We currently intend to retain future earnings, if any, for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated statements of operations data and consolidated balance sheet data as of and for each of the five years in the period ended, and as of December 31, 2003, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share amounts)
Selected Consolidated Statements of Operations Data:
Total revenues	$111,512	$126,832	$204,633	$133,603	$16,806
Gross profit	$73,868	$84,230	$139,787	$92,488	$10,049
Loss from operations	$(49,861)	$(153,497)	$(136,215)	$(43,500)	$(17,016)
Net loss	$(47,531)	$(148,616)	$(129,175)	$(32,055)	$(28,882)
Basic and diluted net loss per common share	$(1.72)	$(5.80)	$(5.17)	$(1.40)	$(3.80)
Shares used in computing basic and diluted net loss per common share	27,585	25,607	24,985	22,995	7,618

	December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$140,487	$181,669	$219,968	$222,284	$55,648
Working capital	$94,401	$147,445	$186,999	$199,484	$54,413
Total assets	$421,825	$298,657	$438,110	$524,209	$83,079
Bank borrowings	$1,213	$—	$—	$—	$—
Total stockholders’ equity	$300,934	$203,725	$352,005	$454,351	$75,340

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors, which could cause actual results to differ materially, include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Factors That May Impact Our Business” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview

Incorporated in March 1995, Interwoven provides enterprise content management software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, emails and presentations, as well as Web images, graphics, content and applications code, across the enterprise and its value chain of customers, partners and suppliers. Our ECM platform consists of six integrated software product offerings, delivering customers end-to-end content lifecycle management. Customers have deployed our products for enterprise initiatives such as brand management, enterprise portals, global Web content management, content distribution, corporate governance, deal management and online self-service. To date, we have licensed our software products to more than 2,700 organizations worldwide. We market and license our software products and services primarily through a direct sales force and augment our sales efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. Our revenues to date have been derived primarily from accounts in North America; however revenues from outside of North America accounted for 35% of our total revenues in 2003. We had 696 employees as of December 31, 2003.

In June 2003, we completed the acquisition of MediaBin and, in November 2003, we completed our merger with iManage. The results of operations of MediaBin and iManage have been included prospectively from the closing dates of these transactions through year-end. Accordingly, our financial results in 2003 are not directly comparable to those in 2002. Additionally, on November 18, 2003, we effected a one-for-four reverse stock split. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Results of Operations

In 2003 and 2002, our consolidated results of operations were adversely impacted by weak economic conditions domestically and internationally. As a result of the economic slowdown, customer spending on information technology initiatives decreased sharply in 2002 and remained weak throughout most of 2003. Our revenues were further impacted by a shift away from public facing Web applications, such as our primary product, TeamSite, to internal productivity enhancing applications. As a result of these factors, our revenues declined 12% from 2002 to 2003 and 38% from 2001 to 2002. In response to declining revenues, we initiated a series of strategic actions designed to expand our product offerings and create a broader suite of ECM products. During 2003, we acquired MediaBin and merged with iManage to extend our product offerings into digital asset management and collaborative document management, thereby creating product offerings that we believe address a greater market opportunity. We further expect that these combinations will allow us to achieve greater economies of scale in our sales, marketing, development and administrative functions. We also undertook a series of restructuring actions to align our cost structure with expected revenues. These restructuring actions included staff reductions in all functional areas of our business, reduced marketing and promotional spending and the abandonment of certain facilities in excess of current and expected future needs.

Revenues

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
	(In thousands, except percentages)
License	$45,936	$57,309	$112,772	(20)%	(49)%
Percentage of total revenues	41%	45%	55%
Support and service	65,576	69,523	91,861	(6)%	(24)%
Percentage of total revenues	59%	55%	45%

	$111,512	$126,832	$204,633	(12)%	(38)%

Total revenues decreased 12% from $126.8 million in 2002 to $111.5 million in 2003. We believe the decrease in revenues from 2002 to 2003 is attributable to the continued worldwide economic slowdown that has resulted in a substantial reduction in overall spending on information technology initiatives, particularly Web applications. This decrease was partially offset by revenues from sales of WorkSite products after our merger with iManage and the revenues from sales of digital asset management products after our acquisition of MediaBin. Total revenues decreased 38% from $204.6 million in 2001 to $126.8 million in 2002. The decrease in total revenues from 2001 to 2002 is attributable to the worldwide economic slowdown, which resulted in fewer license transactions of our software products and a corresponding reduction in consulting services and training revenues. Our average selling prices were $153,000, $178,000 and $245,000 in 2003, 2002 and 2001, respectively. Sales outside of North America represented 35%, 34% and 32% of our total revenues in 2003, 2002 and 2001, respectively. We expect the current economic slowdown to continue to adversely affect our business for the foreseeable future and, to the extent that an economic recovery is underway, such a recovery may not be sustained. Further, we believe that spending on software products such as ours may not begin to increase until after an economic recovery is underway.

License. License revenues decreased 20% from $57.3 million in 2002 to $45.9 million in 2003. We believe the decrease in license revenues from 2002 to 2003 was attributable to continued weak economic conditions domestically and internationally, resulting in reduced information technology spending, and a shift away from public facing Web applications like our primary product, TeamSite, to productivity enhancing software applications. This decline was partially offset by license revenues from our digital asset management products acquired from MediaBin in June of 2003. License revenues decreased 49% from $112.8 million in 2001 to $57.3 million in 2002. The decrease in license revenues from 2001 to 2002 we believe was attributable to overall weakness in the global economy and reductions in expenditures on information technology. License revenues represented 41%, 45% and 55% of total revenues in 2003, 2002 and 2001, respectively. The decrease in license revenues as a percentage of total revenues in each of the periods was due to a decline in license revenues and an increase in support revenues from our customer installed base.

Support and Service. Support and service revenues decreased 6% from $69.5 million in 2002 to $65.6 million in 2003. The decrease in support and service revenues from 2002 to 2003 was the result of lower consulting services and training revenues, partially offset by higher support revenues due to our larger installed base of customers. We believe the decrease in consulting services and training revenues from 2002 to 2003 was attributable to fewer customer engagements as a result of declining license transactions, as well as price competition from third-party system integrators for consulting services and shorter implementations due to the improved design of our products. Customer support revenues increased slightly from 2002 to 2003 as a result of a larger installed base of customers purchasing support contracts. Support and service revenues decreased 24% from $91.9 million in 2001 to $69.5 million in 2002. We believe the decrease in support and service revenues from 2001 to 2002 is attributable to fewer consulting services and training engagements, a decline in selling prices of our consulting services and, to a lesser extent, a shift by our customers to third-party system integrators to perform customer implementations, which was partially offset by a slightly increase in customer support revenues. Support and services revenues accounted for 59%, 55% and 45% of total revenues in 2003, 2002 and 2001, respectively. We believe the increase in support and services revenues as a percentage of total revenues was due to declining license revenues.

To the extent that our license revenues decline in the future, our support and services revenues may also decline. Specifically, a decline in license revenues may result in fewer consulting engagements. Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a decline in customer support revenues. However, since customer support revenues are recognized over the duration of the support contract, the impact will lag a decline in license revenues.

Cost of Revenues

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
	(In thousands, except percentages)
Cost of license	$5,368	$3,283	$2,720	64%	21%
Percentage of total revenues	5%	3%	1%
Cost of support and service	32,276	39,319	62,126	(18)%	(37)%
Percentage of total revenues	29%	31%	30%

	$37,644	$42,602	$64,846	(12)%	(34)%

License. Cost of license includes expenses incurred to manufacture, package and distribute our software products and related documentation, as well as costs of licensing third-party software embedded in or sold in conjunction with our software products. Cost of license represented 12%, 6% and 2% of total license revenues in 2003, 2002 and 2001, respectively. The increase in cost of license in absolute dollars and as a percentage of total revenues from 2001 to 2002 and from 2002 to 2003 were attributable to an increase in royalties to third parties for software embedded in our software applications and software bundled with our products, including royalties paid to iManage of $1.2 million in 2003 prior to the merger. In addition, in 2003, cost of license revenues included amortization of purchased technology associated with the business combinations with iManage and MediaBin of $2.0 million.

Based only on acquisitions completed through the 2003 year-end, we expect the amortization of purchased technology classified as a cost of license revenues to be $10.4 million in 2004, $10.4 million in 2005, $9.2 million in 2006 and $399,000 in 2007. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of the products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded with our software are under fixed fee arrangements.

Support and Service. Cost of support and service consists of salary and personnel-related expenses for our consulting services, training and support personnel, costs associated with product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service decreased 18% to $32.3 million in 2003 from $39.3 million in 2002 and decreased 37% from $62.1 million in 2001 to 2002. The decrease in cost of support and services from 2002 to 2003 was due primarily to lower personnel costs of $3.9 million and lower travel costs of $1.5 million as a result of lower headcount. The decrease in cost of support and services from 2001 to 2002 was due to lower personnel costs of $5.3 million, lower travel costs of $1.2 million and lower subcontractor expense of $9.6 million as a result of reduced consulting services engagements and efforts to increase utilization of our in-house consulting staff. Cost of support and service represented 49%, 57% and 68% of support and service revenues in 2003, 2002 and 2001, respectively. The decrease in cost of support and service as a percentage of related revenues was primarily attributable to an increase in support revenues as a percentage of total support and service revenues, as support revenues generally have greater gross margins than consulting services and training. Support and service headcount was 176, 171 and 251 at December 31, 2003, 2002 and 2001, respectively. The increase in headcount from 2002 to 2003 was due to the iManage merger that closed in November 2003, which results in higher head count at year-end while the decrease in headcount from 2001 to 2002 was due to restructuring actions.

Since our support and service revenues have lower gross margins than our license revenues, our overall gross margins will typically decline if our support and service revenues increase as a percent of total revenues. We expect cost of support and service revenues as a percentage of support and service revenues to vary from period to period, depending in part on whether the services are performed by our in-house staff, subcontractors or third-party system integrators. As our customers become more capable of performing services activities in-house or increase the use of third-party systems integrators and as our software products become easier to implement, we expect our support and service revenues and cost of support and service revenues realized on a per-customer basis to decline.

Operating Expenses

Sales and Marketing

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
	(In thousands, except percentages)
Sales and marketing	$57,959	$73,712	$100,744	(21)%	(27)%
Percentage of total revenues	52%	58%	49%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses decreased 21% from $73.7 million in 2002 to $58.0 million in 2003. The decrease in sales and marketing expense from 2002 to 2003 was due primarily to a $7.1 million reduction in personnel costs as a result of lower average headcount in the period, $1.9 million in lower commissions as a result of lower revenues and a $2.0 million reduction in promotional expenses. Sales and marketing expenses decreased 27% from $100.7 million in 2001 to $73.7 million in 2002. This decrease related to a $9.2 million reduction in personnel costs, a $9.7 million reduction in commissions expense and a $2.0 million reduction in marketing programs. As a percentage of total revenues, sales and marketing expenses represented 52%, 58% and 49% in 2003, 2002 and 2001, respectively. Sales and marketing headcount was 239, 226 and 377 at December 31, 2003, 2002 and 2001, respectively. The increase in headcount from 2002 to 2003 was due to the iManage merger that closed in November 2003, which results in higher head count at year-end while the decrease in headcount from 2001 to 2002 was due to restructuring actions.

We anticipate that sales and marketing expenses, as a percentage of total revenues, will decrease in 2004 from levels posted in 2003 due, in large part, to expected economies of scale associated with the iManage merger. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs to increase the demand for our products and the level of revenues, in particular license revenues, in each period.

Research and Development

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
	(In thousands, except percentages)
Research and development	$24,613	$26,599	$32,201	(7)%	(17)%
Percentage of total revenues	22%	21%	16%

Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses decreased 7% from $26.6 million in 2002 to $24.6 million in 2003. The decrease from 2002 to 2003 was primarily due to a $1.8 million decline in personnel costs associated with headcount reductions. Research and development expenses decreased 17%, or $5.6 million from 2001 to 2002. The decrease from 2001 to 2002 was due primarily to a $1.0 million decline in personnel costs as well as lower subcontractor expense of $3.7 million. As a percentage of total revenues, research and development expenses were 22%, 21% and 16% in 2003, 2002 and 2001, respectively. Research and development headcount was 199, 133 and 177 at December 31, 2003, 2002 and 2001, respectively. The increase in headcount in 2003 over 2002 was due to the iManage merger in November 2003, which results in higher head count at year-end while the decrease from 2001 to 2002 was due to workforce reductions. We expect that research and development expense in 2004 will decline slightly as a percentage of total revenues when compared to 2003 as we continue to manage our expenses and realize greater cost efficiencies associated with the iManage merger.

General and Administrative

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
	(In thousands, except percentages)
General and administrative	$12,474	$14,299	$17,698	(13)%	(19)%
Percentage of total revenues	11%	11%	9%

General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources, legal and information technology, as well as insurance, professional fees, facilities costs and provisions for doubtful accounts. General and administrative expenses decreased 13% from $14.3 million in 2002 to $12.5 million in 2003. The decrease from 2002 to 2003 was primarily due to a $1.8 million decline in personnel costs and a $900,000 reduction in the provision for doubtful accounts. General and administrative expenses decreased 19%, or $3.4 million, from 2001 to 2002. The decrease in general and administrative expenses from 2001 to 2002 includes $1.6 million in lower personnel costs and a $1.3 million reduction in the provision for doubtful accounts. As a percentage of total revenues, general and administrative expenses was 11%, 11% and 9% in 2003, 2002 and 2001, respectively. General and administrative headcount was 82, 78 and 113 at December 31, 2003, 2002 and 2001, respectively. The increase in headcount from 2002 to 2003 was due to the iManage merger that closed in November 2003, which results in higher head count at year-end while the decrease in headcount from 2001 to 2002 was due to restructuring actions to reduce overhead costs. We anticipate that general and administrative expenses will decline slightly as a percentage of total revenues in 2004 when compared to 2003 due to continued cost control efforts and economies of scale associated with the iManage merger.

Amortization of Stock-Based Compensation

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
	(In thousands, except percentages)
Amortization of stock-based compensation	$2,348	$4,880	$14,225	(52)%	(66)%
Percentage of total revenues	2%	4%	7%

We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering and in connection with stock options granted and assumed during our business combinations. Amortization of stock-based compensation was $2.3 million, $4.9 million and $14.2 million in 2003, 2002 and 2001, respectively. The decreases in amortization of stock-based compensation in 2003 from 2002 and in 2002 from 2001 were primarily attributable to the use of the accelerated method of amortizing deferred compensation expense, as prescribed by Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25), which has resulted in greater recognition of amortization expense in the beginning of the vesting period for such options. Amortization of stock-based compensation related to the following expense categories in the accompanying consolidated statements of operations for 2003, 2002 and 2001, respectively (in thousands):

	Years Ended December 31,
	2003	2002	2001
Cost of support and service	$57	$118	$336
Sales and marketing	957	2,872	4,980
Research and development	1,157	1,632	7,905
General and administrative	177	258	1,004

	$2,348	$4,880	$14,225

During 2002, we recognized restructuring costs of $1.6 million associated with accelerated vesting of stock awards of terminated employees. This amount was included as a component of restructuring and excess facilities charges in our consolidated statements of operations.

In December 2003 we issued options to purchase 500,000 shares of our common stock to our Chief Executive Officer, with an exercise price of $9.56 per share, which was below the fair value of our common stock of $13.41 at the date of grant. In accordance with the requirements of Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees, we have recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the fair value of our stock on the date of grant. This deferred stock-based compensation will be amortized to expense over a four-year term, using an accelerated approach. This accelerated approach is consistent with the method described in FIN No. 28. At December 31, 2003, we have recorded deferred stock-based compensation related to these options in an amount of $1.9 million.

We expect amortization of stock-based compensation to be $6.7 million in 2004, $2.1 million in 2005, $659,000 in 2006 and $76,000 in 2007. The expected increase in amortization of stock-based compensation from 2003 to 2004 is due to stock options assumed in the MediaBin and iManage business combinations as well as the stock option grant to our Chief Executive Officer in December 2003. Amortization of stock-based compensation will be reduced in future periods to the extent options are cancelled prior to vesting.

Amortization of Intangible Assets

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
	(In thousands, except percentages)
Amortization of intangible assets	$2,348	$3,722	$88,318	(37)%	(96)%
Percentage of total revenues	2%	3%	43%

Amortization of intangible assets was $2.3 million, $3.7 million and $88.3 million in 2003, 2002 and 2001, respectively, and consists of amortization expense related to customer lists, assembled workforce and, in 2001, goodwill associated with our business combinations. We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, and, as a result, we ceased amortizing the remaining unamortized balance of goodwill of $148.2 million. We expect amortization of intangible assets to be $14.8 million in 2004, $13.5 million in 2005, $12.0 million in 2006 and $2.8 million in 2007. The expected increase in amortization of intangible assets from 2003 to 2004 is due to the merger with iManage.

In-Process Research and Development

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003		2001 to 2002
	(In thousands, except percentages)
In-process research and development	$5,174	$—	$—	*	%	—%
Percentage of total revenues	5%	—%	—%

*	Percentage is not meaningful

In 2003, in conjunction with our acquisition of MediaBin and the merger with iManage, we recorded in-process research and development charges of $599,000 and $4.6 million, respectively. These in-process research and development charges were associated with software development efforts in process at the time of the business combinations that had not yet achieved technological feasibility and no future alternative uses had been identified. The purchase price allocated to in-process research and development was determined, in part, by a third-party appraiser through established valuation techniques. We may incur in-process research and development expense to the extent we make additional acquisitions in the future.

Restructuring and Excess Facilities Charges

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
	(In thousands, except percentages)
Restructuring and excess facilities charges	$18,813	$38,084	$22,816	(51)%	(67)%
Percentage of total revenues	17%	30%	11%

In 2001, we implemented a restructuring plan to improve our operating performance in light of a global economic slowdown and reduction in information technology spending. In connection with the restructuring plan, we abandoned certain facilities in the San Francisco Bay area and Austin, Texas, in an effort to consolidate our existing facilities. As a result of this plan, we recorded a charge of $22.2 million associated with the abandonment of leased facilities which included our remaining lease commitments, less estimated sublease income, and the impairment of certain operating equipment and leasehold improvements associated with these abandoned facilities. We also recorded a $650,000 charge associated with workforce reductions, which consisted principally of severance benefits.

In 2002, we implemented several restructuring plans in an effort to better align our expenses with our revenues. We recorded charges of $8.1 million associated with workforce reductions and a charge of $25.3 million associated with the abandonment of excess facilities and the impairment of certain operating equipment and leasehold improvements at these facilities. Additionally, due to the continued deterioration of the commercial real estate market, we revised our assumptions of future sublease income for certain facilities previously abandoned in 2001 and recorded an additional $4.7 million in charges to reflect this change in estimate.

During 2003, we implemented additional restructuring plans and performed an evaluation of our facilities requirements and our previously recorded excess facilities accrual. As a result of these additional restructuring activities, we recorded charges of $5.7 million associated with workforce reductions, $9.8 million associated with the abandonment of facilities and $454,000 of integration costs associated with the iManage merger. In addition, we revised our estimates regarding future sublease income for certain facilities previously abandoned and recorded an additional $2.8 million in charges to reflect these changes in estimates.

The charges recorded for excess facilities are based on the payments due over the remainder of the lease term and estimated operating costs offset by our estimate of future sublease income. Our excess facilities are being marketed for sublease and most are currently unoccupied. Accordingly, our estimate of excess facilities costs could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations.

Impairment of Goodwill

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003		2001 to 2002
	(In thousands, except percentages)
Impairment of goodwill	$—	$76,431	$—	*	%	*	%
Percentage of total revenues	—%	60%	—%

*	Percentage is not meaningful

In accordance with SFAS No. 142, we performed an annual impairment test of our recorded goodwill and other identified intangible assets during the third quarter of 2002. Upon the completion of this analysis, it was determined that an impairment of goodwill had occurred as a result of a decrease in our market capitalization and due to a decline in our business performance. Accordingly, we recorded an impairment charge of $76.4 million in 2002, reflecting the write-down of the carrying value of goodwill to its estimated fair value. We performed similar impairment tests during the third quarter of 2003 and determined that the carrying value of our goodwill and other identified intangible assets had not been further impaired.

Interest Income and Other, Net

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
	(In thousands, except percentages)
Interest income and other, net	$3,401	$5,958	$8,460	(43)%	(30)%
Percentage of total revenues	3%	5%	4%

Interest income and other was $3.4 million, $6.0 million and $8.5 million in 2003, 2002 and 2001, respectively. Interest income and other decreased $2.6 million, or 43%, in 2003 from 2002 and $2.5 million, or 30%, in 2002 from 2001. The decreases were due to lower interest rates on our cash and investments and a lower average balance of cash, cash equivalents and investments during each successive period.

Provision for Income Taxes

	Years Ended December 31,			Percentage Change
	2003	2002	2001	2002 to 2003	2001 to 2002
	(In thousands, except percentages)
Provision for income taxes	$1,071	$1,077	$1,420	—%	(24)%
Percentage of total revenues	1%	1%	1%

The provision for income taxes recorded in 2003, 2002 and 2001 related to state and international taxes. As of December 31, 2003, we had approximately $239.5 million of federal and $60.6 million of state net operating loss carry forwards to offset future taxable income. The federal and state tax net operating loss carryforwards are available to reduce future taxable income and will expire in 2008 through 2023 and 2004 through 2013, respectively. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. At such time, it is determined that it is not likely that the assets will be realized. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased $41.2 million, or 23%, to $140.5 million as of December 31, 2003 from $181.7 million at December 31, 2002. Our cash, cash equivalents and short-term investments decreased $38.3 million, or 17% from 2001 to 2002.

Cash provided (used) in 2003, 2002 and 2001 was as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Cash provided by (used in) operating activities	$(32,771)	$(31,114)	$7,910
Cash provided by (used in) investing activities	15,234	25,110	(25,424)
Cash provided by (used in) financing activities	2,248	(4,453)	11,795

Net decrease in cash and cash equivalents	$(15,289)	$(10,457)	$(5,719)

Operating Activities. Net cash used in operating activities of $32.8 million in 2003 primarily resulted from a loss from operations of $47.5 million. After excluding the effects of non-cash expenses including depreciation and amortization of $6.3 million, amortization of stock-based compensation of $2.3 million, amortization of intangible assets of $4.3 million and in-process research and development of $5.2 million, the adjusted cash usage before the effect of changes in working capital components was $29.6 million. Additional cash usage was the result of an increase of $6.6 million in accounts receivable and a decrease of $4.3 million in accounts payable and accrued liabilities, partially offset by an increase of $5.0 million in deferred revenues, an increase of $2.1 million in restructuring and excess facilities charges and a decrease of $638,000 in prepaid expenses and other assets.

Net cash used in operating activities of $31.1 million in 2002 primarily resulted from a loss from operations of $148.6 million. After excluding the effects of non-cash expenses including depreciation and amortization of $8.6 million, amortization of stock-based compensation of $4.8 million, amortization of intangible assets of $3.7 million and impairment of goodwill of $76.4 million, the adjusted cash usage before the effect of changes in working capital components was $55.2 million. Additional cash usage was the result of a decrease of $11.3 million in accounts payable and accrued liabilities and a decrease of $2.7 million in deferred revenues, partially offset by an increase of $25.1 million in restructuring and excess facilities charges, a decrease of $12.7 million in accounts receivable and a decrease of $304,000 in prepaid expenses and other assets.

Net cash provided by operating activities of $7.9 million in 2001 primarily resulted from a loss from operations of $129.2 million offset by the effects of non-cash expenses totaling $110.2 million. After excluding the effects of non-cash items including depreciation and amortization of $8.1 million, amortization of stock-based compensation of $14.2 million and amortization of intangible assets of $88.3 million, the adjusted cash usage before the effect of changes in working capital components was $19.0 million. Additional cash was generated from an increase of $19.3 million in restructuring and excess facilities charges, an increase of $4.9 million in deferred revenues, a decrease of $2.4 million in prepaid expenses and other assets, an increase of $193,000 in accounts payable and accrued liabilities and a decrease of $66,000 in accounts receivable.

A number of non-cash items were charged to expense and increased our net loss in 2003, 2002 and 2001, respectively. These items include depreciation and amortization of property and equipment and intangible assets, impairment of goodwill, in-process research and development and amortization of deferred stock-based compensation. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.

Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 111 days, 64 days and 62 days on December 31, 2003, 2002 and 2001, respectively. Our days outstanding increased in 2003 from 2002 due to an increase in customer support contract billings in the fourth quarter of 2003, which added to our outstanding accounts receivable and deferred revenues. The increase in support contract billings resulted from the merger with iManage and seasonally higher fourth quarter support contract renewals. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

Investing Activities. Net cash provided by investing activities was $15.2 million in 2003. This primarily resulted from net proceeds from investment activity of $25.6 million, comprised of $115.2 million of proceeds from the maturity and sale of investments partially offset by $89.6 million to purchase investment securities; $859,000 to purchase property and equipment and $9.5 million used to acquire iManage and MediaBin, net of cash acquired.

Net cash provided by investing activities was $25.1 million in 2002. This primarily resulted from net proceeds from investment activity of $27.9 million, comprised of $249.0 million of proceeds from the maturity and sale of our investments partially offset by $221.1 million to purchase investment securities; $2.0 million to purchase property and equipment and $823,000 to purchase technology.

Net cash used in investing activities was $25.4 million in 2001. This primarily resulted from net cash used in investment activity of $3.2 million, comprised of $189.1 million of cash used in purchases of investment securities partially offset by $185.9 million of proceeds received from the maturity and sale of investments; $16.2 million of purchases property and equipment; $3.9 million of acquisition of business (net of cash acquired) and $2.2 million to purchase technology.

We have classified our investment portfolio as “available for sale,” and our investments objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We generally hold investments in commercial paper, corporate bonds and United States government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities. Net cash provided by financing activities of $2.2 million in 2003 included $2.5 million from the net proceeds from issuance of common stock, partially offset by repayments of bank borrowings of $201,000.

Net cash used in financing activities of $4.5 million in 2002 included $10.1 million of repurchase of common stock and treasury stock, partially offset by $5.6 million of net proceeds from issuance of common stock.

Net cash provided by financing activities of $11.8 million in 2001 included $15.4 million of net proceeds from issuance of common stock, partially offset by $3.6 million of repurchase of common stock and treasury stock.

Our cash flows from financing activities are primarily the result of cash receipts from the issuance of common stock, our repurchases of common stock and treasury stock, and borrowings and payments under our lines of credit. We have used our lines of credit primarily to finance purchases of property and equipment. We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions. We may continue to use lines of credit to finance our equipment purchases to the extent that such financing is available to us on acceptable terms. From time to time, our Board of Directors has approved common stock repurchase programs allowing management to repurchase shares of our common stock in the open market.

Bank Borrowings. We had available two lines of credit and a term loan at December 31, 2003. We have a $20.0 million line of credit with a financial institution, which bears interest at the bank’s prime rate, which was 4.00% at December 31, 2003 and is secured by cash. There were no outstanding borrowings at December 31, 2003 under this line of credit, which expires in July 2004. We have a $7.5 million line of credit with another financial institution, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. This line of credit agreement expires in December 2004. There were no outstanding borrowings under this line of credit as of December 31, 2003. In connection with the iManage merger, we assumed a term loan with a bank secured by certain of our property and equipment. The loan bears interest at the greater of prime plus 0.50% or 4.75%. Principal payments are due quarterly and will continue until November 2004 when the remaining outstanding balance is due in full. At December 31, 2003, we had $1.2 million outstanding under the term loan. There are no covenant requirements on any of our lines of credit and the term loan.

Facilities. We lease our facilities under operating lease agreements that expire at various dates through 2016. As of December 31, 2003, minimum cash payment due under our operating lease obligations total $87.8 million. The following presents our prospective future lease payments under these agreements as of December 31, excluding our estimate of potential sublease income (in thousands):

Years Ending December 31,	Occupied Facilities	Excess Facilities	Future Lease Payments
2004	$8,616	$12,515	$21,131
2005	8,519	12,658	21,177
2006	8,274	12,352	20,626
2007	5,147	8,518	13,665
2008	886	1,991	2,877
Thereafter	6,046	2,307	8,353

	$37,488	$50,341	$87,829

Of these future minimum lease payments, we have accrued $44.5 million in the restructuring and excess facilities accrual at December 31, 2003. This accrual includes $10.9 million of estimated operating expenses associated with excess facilities and sublease commencement costs and is net of our estimate of sublease income of $16.7 million.

We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At December 31, 2003, we had $16.0 million outstanding under standby letters of credit, which are secured by substantially all of our assets. The following presents the outstanding commitments under these agreements at each respective balance sheet date for the next five years (in thousands):

Years Ending December 31,	Standby Letters of Credit
2004	$13,939
2005	$13,772
2006	$13,678
2007	$7,871
2008 through 2010	$7,600
Thereafter	$1,000

We currently anticipate that our current cash, cash equivalents and short-term investments, together with our existing lines of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-United States dollar-denominated revenues and operating expenses in Europe, Asia Pacific, Australia and Canada. At the present time, the exposure is not significant; however, we engaged in limited and immaterial amount of foreign currency forward contract activities in 2003. We do not anticipate significant currency gains or losses in the near term.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income. These securities are not leveraged and are held for purposes other than trading.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	revenue recognition;

•	estimating the allowance for doubtful accounts and sales returns;

•	estimating the accrual for restructuring and excess facilities costs;

•	accounting for income taxes; and

•	valuation of long-lived assets, intangible assets and goodwill.

Revenue Recognition. We derive revenues from the license of our software products and from support, consulting and training services that we provide to our customers.

We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc.), revenue is recognized based on company-specific objective evidence of fair value for all of the delivered elements. Our specific objective evidence of fair value is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of that amount is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

Support and service revenues consist of professional services and support fees. Professional services consist of software installation and integration, training and business process consulting. Professional services are predominantly billed on a time-and-materials basis and we recognize revenues as the services are performed.

Support contracts are typically priced as a percentage of the product license fee and have a one-year term, renewable annually. Services provided to customers under support contracts include technical product support and unspecified product upgrades. Deferred revenues from advanced payments for support contracts are recognized ratably over the term of the agreement, which is typically one year.

Allowance for Doubtful Accounts. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2003 and 2002, our allowance for doubtful accounts balance, which related to specific accounts where we believe collection is not probable and to a lesser extent our historical experience applied to accounts receivable not specifically reserved, was $1.5 million and $1.3 million, respectively. These amounts represent 4% and 6% of total accounts receivable at December 31, 2003 and 2002.

Allowance for Sales Returns. From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management specifically analyzes its revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At December 31, 2003 and 2002, our allowance for sales returns was $745,000 and $610,000, respectively.

Restructuring and Excess Facilities Accrual. Due to the continued economic slowdown and associated reduction in information technology spending, we implemented a series of restructuring and facility consolidation plans to improve our operating performance. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions

In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At December 31, 2003, $2.7 million was accrued for future severance and termination benefits payments.

Excess Facilities

In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value, we consider expected sublease income over the remainder of the lease term and related exit costs if any. To determine the estimated sublease income, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At December 31, 2003, we had $44.5 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $16.7 million. We reassess our excess facilities liability each period based on current real estate market conditions.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not or unknown, we must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At December 31, 2003, we have recorded a full valuation allowance of $114.4 million against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

Impairment of Goodwill and Long-Lived Assets. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We are required to perform an impairment review of goodwill on at least an annual basis. This impairment review involves a two-step process as follows:

•	Step 1 — We compare the fair value of our reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

We have determined that we have one reporting unit. We performed our annual impairment test in the third quarter of 2002; we determined that goodwill had been impaired as of the valuation date. Accordingly, we recorded a goodwill impairment charge of $76.4 million during the three months ended September 30, 2002. In performing our testing, we were required to make estimates regarding future operating trends and other variables used in the analysis. Actual future results could differ from the estimates used in the analysis.

We performed and completed our required annual impairment testing in the third quarter of 2003. Upon completing our review, we determined that the carrying value of our recorded goodwill had not been impaired. Accordingly, no impairment charge was recorded as a result of our tests under SFAS No. 142. We expect to perform our annual impairment test in the third quarter of 2004.

We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price, we will assess whether our goodwill has been impaired. A significant impairment could result in additional charges and have a material adverse impact on our consolidated financial position and operating results.

We account for the impairment and disposal of long-lived assets utilizing SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. We do not believe there were any circumstances which indicated that the carrying value of an asset may not be recoverable.

The following table reflects the expected future amortization impact of intangible assets (in thousands):

	Years Ending December 31,
	2004	2005	2006	2007
Amortization of intangible assets	$4,487	$3,102	$2,819	$2,446
Amortization of purchased technology	10,358	10,358	9,164	399

	$14,845	$13,460	$11,983	$2,845

The amortization expense related to the intangible assets may be accelerated in the future if we reduce the estimated useful life of the intangible assets, for example if expected cash flows to be generated by these assets decline.

Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and did not have an impact on our consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial statements.

In November 2002, FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. It also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of 2003. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. The following is a summary of the agreements that we have determined are within the scope of FIN No. 45.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party – generally, our business partners, subsidiaries and/or customers, in connection with any United States patent or any copyright or other intellectual property infringement claim by any third-party with respect to our products or services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is not significant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

We warrant that our software products will perform in all material respects in accordance with our standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, we warrant that our support and professional services will be performed consistent with generally accepted industry standards. If necessary, we would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. We have not incurred significant expense under our product or services warranties.

We may, at our discretion and in the ordinary course of business, subcontract the performance of any of our services. Accordingly, we enter into standard indemnification agreements with our customers, whereby customers are indemnified for other acts, such as personal property damage, of our subcontractors. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. However, we have general and umbrella insurance policies that enable us to recover a portion of any amounts paid. We have not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN No. 46R”), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Public companies must apply FIN No. 46R to entities considered to be special purpose entities no later than the end of the first reporting period that ended after December 15, 2003, and no later then the first reporting period that ends after March 15, 2004 for all other entities. At this time, we do not have any interests in variable interest entities and do not expect the adoption of FIN No. 46 to have an impact on our consolidated financial statements.

Factors That May Impact Our Business

The risks and uncertainties described below are not the only risks we face. These risks include those that we consider to be significant to your decision whether to invest in our common stock at this time. There may be risks that you, in particular, view differently than we do, and there are other risks and uncertainties that we do not presently know of or that we currently deem immaterial, but that may, in fact, harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose part or all of your investment.

You should consider carefully the following factors, in addition to other information in this Annual Report on Form 10-K, in evaluating Interwoven and our business.

We have incurred losses throughout our operating history and may not be able to achieve consistent profitability.

We have incurred operating losses on a quarterly and annual basis throughout our history. As of December 31, 2003, we had an accumulated deficit of $383.3 million. We must increase our license and support and service revenues to achieve profitable operations and positive cash flow. If our revenues do not grow, we will not become profitable. In fact, our revenues may decline from earlier periods resulting in greater operating losses and significant negative cash flows.

Many factors can cause our revenues to fluctuate on a quarterly basis and if we fail to satisfy the expectations of investors or market analysts, our stock price may decline.

Our quarterly operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors impacting these fluctuations are likely to be:

•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the number of new information technology initiatives launched by our customers;

•	the size and complexity of our license transactions;

•	potential delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	changes in competitors product offerings;

•	sales force capacity and the influence of resellers and systems integrator partners; and

•	seasonal variations in our operating results.

If our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.

Although we expect that the recently completed merger with iManage will result in benefits to us, we may not realize those benefits because of integration and other challenges.

If we fail to successfully integrate the operations of Interwoven and iManage, we may not realize the anticipated benefits of the merger, including anticipated cost savings and revenue synergies, which could seriously harm our future operating results. Our ability to realize the anticipated benefits of the merger will depend in part on our ability to execute on our post-merger strategy in an efficient and timely manner. Our post-merger strategy includes but is not limited to:

•	combining the operations of Interwoven and iManage;

•	integrating and managing our technologies;

•	retaining, motivating and assimilating the key managerial, sales and technical personnel;

•	retaining existing customers of Interwoven and iManage and attracting new customers;

•	retaining existing and attracting new strategic partners and resellers; and

•	creating and maintaining uniform standards, controls, procedures, policies and information.

We have not previously faced an integration challenge as substantial as the one presented by the recent merger with iManage, which could make it more difficult to implement the post-merger strategies or realize the benefits of the merger. The risks related to the execution of our post-merger strategies include:

•	the disruption of our on-going business and distraction of our management;

•	the difficulties inherent in combining product offerings, coordinating sales and marketing efforts to effectively communicate our capabilities;

•	the inability to integrate financial and business systems to conduct the on-going business of the merged company;

•	the need to demonstrate to customers that the merger will not result in adverse changes in our financial viability, our customer support and service standards and our investment in and commitment to products and vertical markets; and

•	the impairment of relationships with employees, suppliers and customers as a result of any integration of new management personnel.

To the extent we are unable to successfully realize the anticipated benefits of the merger, our consolidated financial condition and results of operations would be harmed.

Customer uncertainties related to the recently completed merger with iManage could harm our businesses and results of operations.

Since the merger with iManage, we have been communicating our future plans to our customers. Despite these efforts, there may be customer uncertainty, causing our customers to delay or defer purchasing decisions or elect to switch to other suppliers. In particular, prospective customers could be reluctant to purchase our products due to uncertainty about the direction of our product offerings and our willingness to support existing products. Prospective and current customers may worry about how integration of the two companies’ technologies may affect current and future products. To the extent that the recently completed merger creates customer uncertainty, our consolidated results of operations would be seriously harmed. Further, we may have to make additional customer assurances and assume additional obligations to address our customers’ uncertainty about the direction of our products and related support offerings. Accordingly, our operating results could be substantially below expectations of market analysts, potentially decreasing our stock price.

Support and service revenues have represented a larger percentage of our total revenues in 2003 and 2002. Our support and service revenues are vulnerable to reduced demand and increased competition.

Our support and service revenues represented 59% and 55% of total revenues in 2003 and 2002, respectively. Support and services revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Demand for these services is also impacted by competition from independent service providers and systems integrators with knowledge of our software products. The economic slowdown over the past three years and the corresponding reduction in information technology spending has increased competition for service engagements and has resulted in an overall decrease in average billing rates for our consultants, and price pressure on our software support products. If we are unable to successfully manage our support and service revenues in light of current economic conditions impacting our business, our support and service revenues may continue to decline and may have a material and adverse affect on our consolidated financial condition and results of operations.

Our revenues are derived from a small number of software products and vertical markets.

In 2003, we derived approximately 73% of our total revenues from licensing Interwoven TeamSite Content Server and related products and services. We expect that our TeamSite product will continue to account for a significant portion of our revenues in future periods. Any decline in the demand for our TeamSite product will have a material and adverse affect on our consolidated financial condition and results of operations.

We also derive a significant portion of our revenues from a few vertical markets. In particular, our WorkSite product is primarily sold to legal and professional service firms. In order for us to sustain and grow our business, we must continue to successfully sell our software products and services into this vertical market. Failure to successfully sell to law firms and professional service firms will have a significant and adverse affect on our consolidated financial condition and results of operations. In general, we believe that our customers in these markets are affected by the same conditions that affect our customers in other markets.

Further, the future success of our collaborative content management software applications depends on our ability to sell software licenses and services to large multi-national corporations in financial services, manufacturing and governments. To sell to these organizations, we must devote time and resources to hire and train sales employees to work in industries other than legal and professional service firms. Even if we are successful in hiring and training sales teams, customers in other industries may not perceive the value in or require our collaborative content management software applications.

Declining economic conditions and significant world events have harmed and could continue to negatively impact our revenues and results of operations.

Our revenue growth and profitability depend on the overall demand for our enterprise content management software platforms and applications. Prolonged economic weakness in the United States and declining economic conditions worldwide have resulted in and may continue to result in lower sales volume, longer sales cycles, lower average selling prices and deferred or cancelled orders. To the extent that the economy does not recover or continues to decline, we believe demand for our products and services, and therefore our future revenues, will be further impacted. In addition, many of our customers have also been adversely impacted by the economic slowdown and, as a result, we may find that collecting on accounts receivable may take longer than we expect or that some accounts receivable will become uncollectible.

Our consolidated financial results could also be significantly impacted by geopolitical concerns and world events. Specifically, our revenues for the third quarter of 2001 were negatively impacted by delays in customer orders and longer sales cycles resulting from the September 11th terrorist attacks. We also experienced delays in customer orders in the first quarter of 2003 as a result of concerns over the war in Iraq. Our revenues and financial results could be negatively impacted to the extent geopolitical concerns continue and similar events occur or are anticipated to occur.

Our products have a long and unpredictable sales cycle, which makes it difficult to forecast our future results and may cause our operating results to vary from period to period.

The period between initial contact with a prospective customer and the licensing of our software applications varies and can range from three to more than twelve months. Additionally, our sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our application suite include product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if our software products have been chosen by the customer, completion of the sales transaction is subject to a number of factors, which makes our quarterly revenues difficult to forecast. These factors include but are not limited to:

•	Licensing of our software products is often an enterprise-wide decision by our customers that involves many factors. Accordingly, our ability to license our product may be impacted by changes in the strategic importance of content management projects to our customers, budgetary constraints or changes in customer personnel.

•	A customer’s internal approval and expenditure authorization process can be difficult and time consuming. Delays in approvals, even after selection of a vendor, could impact the timing and amount of revenues recognized in a quarterly period.

•	Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities.

•	The number, timing and significance of enhancements to our software products and the introduction of new software by our competitors and us may affect customer purchasing decisions.

In 2003 and 2002, our sales cycles continued to lengthen due to increased organizational review by sales prospects, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenue, which would have a material impact on our consolidated operating results and, correspondingly, our stock price.

Because about two-thirds of our revenues are influenced by referrals from strategic partners and sold through resellers, our future success depends in part on those partners, but their interests differ from ours.

Our direct sales force depends on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. Approximately two-thirds of our revenues are influenced by our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. We also rely on our strategic partnerships to aid in the development of our products. Losing the support of these third parties may limit our ability to penetrate our existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.

Some systems integrators also engage in joint marketing and sales efforts with us. If our relationship with these systems integrators fails, we will have to devote substantially more resources to the sales and marketing of our software products. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have longer and more established relationships with these systems integrators than we do and, as a result, these systems integrators may be more likely to recommend competitors’ products and services.

We may also be unable to grow our revenues if we do not successfully obtain leads and referrals from our customers. If we are unable to maintain these existing customer relationships or fail to establish additional relationships, we will be required to devote substantially more resources to the sales and marketing of our products. As a result, we are dependent on the willingness of our customers to provide us with introductions, referrals and leads. Our current customer relationships do not afford us any exclusive marketing and distribution rights. In addition, our customers may terminate their relationship with us at any time, pursue relationships with our competitors or develop or acquire products that compete with our products. Even if our customers act as references and provide us with leads and introductions, we may not penetrate additional markets or grow our revenues.

We also rely on our strategic partnerships to aid in the development of our products. Should our strategic partners not regard us as significant to their own businesses, they could reduce their commitment to us or terminate their relationship with us, pursue competing relationships or attempt to develop or acquire products or services that compete with our products and services.

The timing of large customer orders may have a significant impact on our consolidated financial results from period to period.

From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. Because it is difficult for us to accurately predict the timing of such large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from levels anticipated by us and our stockholders. Any shortfall in revenues from levels anticipated by our shareholders and securities analysts will have a material and adverse impact on the trading price of our stock.

Contractual issues may arise during the negotiation process that may delay the anticipated closure of license transactions and our ability to recognize revenue as anticipated.

Because our solution is mission-critical to many of our customers, the process of contractual negotiation may be protracted. The additional time needed to negotiate mutually acceptable terms that culminate in an agreement to license our products could extend the sales cycle.

Several factors may also require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances in which we are required to deliver either unspecified additional products or specified product upgrades for which we do not have vendor-specific objective evidence of fair value. While we have a standard software license agreement that provides for revenue recognition provided that delivery has taken place, collectibility from the customer is reasonably assured and assuming no significant future obligations or customer acceptance rights exist, customer negotiations and revisions to these terms could impact our ability to recognize revenue at the time of delivery.

In addition, slowdowns or variances from internal expectations in our quarterly license contracting activities may impact our service offerings and may result in lower revenues from our customer training, consulting services and customer support organizations. Our ability to maintain or increase support and service revenues is highly dependent on our ability to increase the number of license agreements we enter into with customers.

If the emerging market for enterprise content management software does not develop as quickly as we expect, our business will suffer.

The market for our enterprise content management software is rapidly evolving. We cannot be certain that a viable market for our products will emerge or be sustainable. If the enterprise content management software market fails to develop, or develops more slowly than expected, demand for our products will be less than anticipated and our business and operating results would be seriously harmed.

Furthermore, to be successful in this emerging market, we must be able to differentiate our business from our competitors through our product and service offerings and brand name recognition. We may not be successful in differentiating our business or achieving widespread market acceptance of our products and services. In addition, enterprises that have already invested substantial resources in other methods of managing their content and collaborative process may be reluctant or slow to adopt a new approach that may replace, limit or compete with their existing systems.

Competition from providers of software enabling content and collaboration management among businesses is increasing, which could cause us to reduce our prices and result in reduced gross margins or loss of market share.

The enterprise content management market is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to continue to intensify, which could result in price reductions for our products, reduced gross margins, increased sales cycles and loss of market share, any of which would have a material adverse effect on our business and financial condition. Our current competitors include:

•	companies addressing segments of our market including EMC Corporation, FileNet Corporation, Hummingbird Ltd., Microsoft Corporation, Open Text Corporation, Stellent, Inc. and Vignette Corporation;

•	intranet and groupware companies such as IBM, Microsoft Corporation, and Novell, Inc.; and

•	in-house development efforts by our customers and partners.

We also face potential competition from our strategic partners, such as BEA Systems, Inc. and Oracle Corporation, or from other companies that may in the future decide to compete in our market. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. For example, Microsoft sells a content management product and might choose to bundle it with other products in ways that would harm our competitive position. Barriers from entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Documentum, Inc. by EMC Corporation, Presence Online Pty Ltd. by IBM, Kramer Lee & Associates by Hummingbird Ltd. and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.

In recent quarters, some of our competitors have drastically reduced their price proposals in an effort to strengthen their bids and expand their customer bases. Such tactics, even if unsuccessful, could delay decisions by some customers that would otherwise purchase our software products and may reduce the ultimate selling price of our software and services.

Our revenues from international operations are a significant part of our overall operating results. We may not successfully develop these international markets, which could harm our business.

We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the years ended December 31, 2003, 2002 and 2001, revenues from these international operations constituted approximately 35%, 34% and 32% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:

•	changes in multiple tax and regulatory requirements;

•	difficulties in staffing and managing foreign operations;

•	the expense of foreign operations and compliance with applicable laws;

•	political and economic instability;

•	the expense of localizing products for sale in various international markets;

•	reduced protection for intellectual property rights in some countries;

•	protectionist laws and business practices that favor local competitors;

•	longer sales cycles and collection periods or seasonal reductions in business activity; and

•	economic downturns in international markets.

Any of these risks could reduce revenues from international locations, or increase our cost of doing business outside of the United States.

Fluctuations in the exchange rates of foreign currency, particularly in the Euro and British Pound and the various local currencies of Australia, Asia and Europe, may harm our business.

We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into United States Dollars for reporting purposes. Our primary exposures have related to operating expenses and sales in Australia, Asia and Europe that were not United States Dollar-denominated. Historically, these risks were minimal for us, but as our international revenues and operations have grown and continue to grow, the adverse currency fluctuations could have a material adverse impact on our consolidated financial position and results of operations. The increasing use of the Euro as a common currency for members of the European Union could affect our foreign exchange exposure.

Our workforce reductions may require us to reduce our facilities commitments, which may cause us to incur expenses or recognize additional financial statement charges.

Since June 30, 2001, we have reduced our worldwide employee headcount by more than 25%. In connection with our restructuring plans and the merger with iManage, we relocated offices and abandoned facilities in the San Francisco Bay area, New York City, Boston and Austin, Texas. As a result, we are paying for facilities that we are not using and have no future plans to use. For the years ended December 31, 2003, 2002 and 2001, we have recorded charges for excess facilities, net of expected sublease income, in the amount of $12.6 million, $30.0 million and $22.2 million, respectively, and at December 31, 2003, we have an accrual for excess facilities of $44.5 million, which is net of anticipated sublease income of $16.7 million. If the commercial real estate market continues to deteriorate, or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of future sublease income in the future which may be material to our consolidated financial condition and results of operations.

Our estimates of future sublease income related to our restructuring and excess facilities charges may be incorrect and may require us to incur expenses or recognize additional financial statement charges.

In connection with our restructuring and excess facilities charges, we made certain estimates of expected future sublease income for our abandoned facilities. Although, for most of our excess facilities, we are actively marketing these facilities for sublease, we may be unable to sublease our excess facilities and even if we are successful in subleasing the excess facilities, we may be required to accept significantly less in rent from a subtenant than our lease rate. If the commercial real estate market continues to deteriorate, or if we cannot sublease these excess facilities at all, we may be required to record additional charges to revise our estimates of future sublease income, which could result in additional expenses we would incur, as well as financial statement charges which may be material to our consolidated financial condition and results of operations.

If our products cannot scale to meet the demands of tens of thousands of concurrent users, our targeted customers may not license our solutions, which will cause our revenues to decline.

Our strategy is to target large organizations that require our enterprise content management software solution because of the significant amounts of information and content that they generate and use. For this strategy to succeed, our software products must be highly scalable and accommodate tens of thousands of concurrent users. If our products cannot scale to accommodate a large number of concurrent users, our target markets will not accept our products and our business and operating results will suffer.

If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, our customers will not license our solutions, and this will materially adversely affect our consolidated financial condition and operating results.

If our products do not operate with a wide variety of hardware, software and operating systems used by our customers, our revenues would be harmed.

We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. For example, we have designed our products to work with databases and servers developed by Microsoft Corporation, Sun Microsystems, Inc., Oracle Corporation and IBM and software applications including Microsoft Office, WordPerfect, Lotus Notes and Novell GroupWise. We must continually modify and enhance our software products to keep pace with changes in computer hardware and software and database technology as well as emerging technical standards in the software industry. We further believe that our application suite will gain broad market acceptance only if it can support a wide variety of hardware, software applications and systems. If our products were unable to support a variety of these products, our business would be harmed. Additionally, customers could delay purchases of our application suite until they determine how our products will operate with these updated platforms or applications.

Our products currently operate on the Microsoft Windows NT, Microsoft Windows 2000, Linux, IBM AIX, Hewlett Packard UX and Sun Solaris operating environments. If other platforms become more widely used, we could be required to convert our server application products to additional platforms. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product. In addition, our products are required to interoperate with leading content authoring tools and application servers. We must continually modify and enhance our products to keep pace with changes in these applications and operating systems. If our products were to be incompatible with a popular new operating system or business application, our business could be harmed. Also, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, browsers, back-office applications, and other technology-related applications, could also harm our business.

Our failure to deliver defect-free software could result in losses and harmful publicity.

Our software products are complex and have in the past and may in the future contain defects or failures that may be detected at any point in the product’s life. We have discovered software defects in the past in some of our products after their release. Although past defects have not had a material effect on our results of operations, in the future we may experience delays or lost revenues caused by new defects. Despite our testing, defects and errors may still be found in new or existing products, and may result in delayed or lost revenues, loss of market share, failure to achieve market acceptance, reduced customer satisfaction, diversion of development resources and damage to our reputation. As has occurred in the past, new releases of products or product enhancements may require us to provide additional services under our support contracts to ensure proper installation and implementation.

Errors in our application suite may be caused by defects in third-party software incorporated into our application suite. If so, we may not be able to fix these defects without the cooperation of these software providers. Since these defects may not be as significant to our software providers as they are to us, we may not receive the rapid cooperation that we may require. We may not have the contractual right to access the source code of third-party software and, even if we access the source code, we may not be able to fix the defect.

As customers rely on our products for critical business applications, errors, defects or other performance problems of our products or services might result in damage to the businesses of our customers. Consequently, these customers could delay or withhold payment to us for our software and services, which could result in an increase in our provision for doubtful accounts or an increase in collection cycles for accounts receivable, both of which could disappoint investors and result in a significant decline in our stock price. In addition, these customers could seek significant compensation from us for their losses. Even if unsuccessful, a product liability claim brought against us would likely be time consuming and costly and harm our reputation, and thus our ability to license products to new customers. Even if a suit is not brought, correcting errors in our application suite could increase our expenses.

Difficulties in introducing new products and upgrades in a timely manner will make market acceptance of our products less likely.

The market for our products is characterized by rapid technological change, frequent new product introductions and technology-related enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. We expect to add new content management functionality to our product offerings by internal development and possibly by acquisition. Content management technology is more complex than most software and new products or product enhancements can require long development and testing periods. Any delays in developing and releasing new products could harm our business. New products or upgrades may not be released according to schedule or may contain defects when released. Either situation could result in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. If we do not develop, license or acquire new software products, or deliver enhancements to existing products on a timely and cost-effective basis, our business will be harmed.

Our products may lack essential functionality if we are unable to obtain and maintain licenses to third-party software and applications.

We rely on software that we license from third parties, including software that is integrated with our internally developed software and used in our products to perform key functions. The functionality of our software products, therefore, depends on our ability to integrate these third-party technologies into our products. Furthermore, we may license additional software from third parties in the future to add functionality to our products. If our efforts to integrate this third-party software into our products are not successful, our customers may not license our products and our business will suffer.

In addition, we would be seriously harmed if the providers from whom we license software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all. Each of these license agreements may be renewed only with the other party’s written consent. The loss of, or inability to maintain or obtain licensed software, could result in shipment delays or reductions. Furthermore, we may be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

New legislation, higher insurance cost and potential new accounting pronouncements are likely to impact our future consolidated financial position and results of operations.

Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates as a result of higher claims over the past year, and our rates for our various insurance policies increased substantially. Further, proposed initiatives may result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results.

We are the target of a securities class action and other litigation, which could result in substantial costs and divert management attention and resources.

Beginning 2001, Interwoven and certain of our officers and directors and certain investment banking firms, were separately named as defendants in a purported securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were named against iManage, its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for our October 8, 1999 initial public offering, our January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering, failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against iManage and us and certain of iManage’s and our officers and directors. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of iManage’s and our respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated compliant and iManage and Interwoven, together with the other issuers named there under and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated compliant, in each case without admitting any wrongdoing. As part of this settlement, iManage’s and our respective insurance carriers have agreed to assume iManage’s and our entire payment obligation under the terms of the settlement. This settlement will be presented to the District Court for approval in the coming months; however, we cannot assure you that the District Court will approve the settlement.

In October 2002, a former employee of iManage filed the first amended complaint in the Circuit Court of Cook County, Illinois against iManage and certain of its then-current executive officers. The complaint alleges the plaintiff’s entitlement to 18,000 shares of iManage common stock that were never issued, breach of contract, breach of fiduciary duty and fraudulent concealment. The plaintiff is seeking damages of approximately $700,000 plus unspecified punitive damages. While we believe that the allegations against iManage and its former officers and directors are without merit, and intend to contest this matter vigorously, we cannot assure you that this matter will be resolved without costly litigation or in a manner that is not adverse to our consolidated financial position, results of operations or cash flows.

We are a party to other threatened legal actions arising from the normal course of business activities. In management’s opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or our financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.

We depend upon our proprietary technology and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual restrictions to protect it. We currently have 29 issued United States patents and 25 foreign patents, as well as several United States and foreign patents pending approval. It is possible that patents will not be issued from our currently pending patent applications or any future patent application we may file. We also have restricted customer access to our source code and require all employees enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.

Further, third parties may claim that our products infringe the intellectual property of their products. Any claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business.

Charges to earnings and a reduction in deferred revenue resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock following our merger with iManage.

In accordance with accounting principles generally accepted in the United States of America, we accounted for the merger using the purchase method of accounting, which resulted in charges to earnings that could have a material adverse effect on the market value of our common stock following the merger. Under the purchase method of accounting, we allocated the total estimated purchase price to our net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development based on their fair values as of the date of the closing of the merger and recorded the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to purchased in-process technology was expensed in the quarter in which the merger was completed. We will incur additional depreciation and amortization expense over the useful lives of certain net tangible and intangible assets acquired in connection with the merger and significant stock-based compensation expense. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges related to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our consolidated results of operations. Furthermore, under the purchase method of accounting, iManage’s deferred revenues related to customer support for license arrangements in which payment had been received or was legally due and payable was reduced to the fair value of the related customer support obligation as of the effective time of the merger. As a result, we will not be able to recognize approximately $6.2 million of iManage deferred revenues due to the adjustment to reflect deferred revenues at the estimated fair value of the related post-contract customer support obligation as of November 18, 2003.

Further, we have $186.0 million in net goodwill and $43.1 million in net other intangible assets at December 31, 2003; we believe our goodwill and other intangible assets are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate the recoverability of our intangible assets. We must continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets. Any adverse change in our recoverability assumptions could result in the writing down of our intangible assets, which could materially impact our consolidated results of operations and financial position.

We may be required to write-off all or a portion of the goodwill value of companies acquired.

Generally accepted accounting principles in the United States require companies to review the value of acquired assets from time to time to determine whether those values have been impaired. As a result, we are required periodically to review the value reported on our balance sheet of companies we have acquired, to determine if those values should be reduced. In connection with our 2002 review, we reduced by recorded goodwill by $76.4 million. We may in the future be required to write down the carrying value of goodwill assets, including goodwill associated with our merger with iManage.

If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results in the period that the determination is made. Any impairment harms our consolidated operating results and financial position, and could harm the price of our stock.

There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.

Some of our current stockholders hold a substantial number of shares of our common stock, which they are able to sell in the public market, subject to restrictions under the securities laws and regulations. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. Moreover, two of our executive officers have established systematic plans under which they will sell a pre-determined number of shares per quarter, provided that a certain minimum price is obtained. These plans may be perceived poorly in the market together with the increased number of shares being made available on the market. These plans may have an adverse effect on our share price. The executive officer may also sell stock outside of the systematic plan at his election. Other executive officers are considering similar systematic sale programs. In addition, a fall in our stock price could impair our ability to raise capital through the sale of additional stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. See Note 5 of Notes to Consolidated Financial Statements.

The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2003 (dollars in thousands):

2003
Cash equivalents and short-term investments	$126,324
Average interest rate	1.6%

The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2002 (dollars in thousands):

2002
Cash equivalents and short-term investments	$165,318
Average interest rate	2.4%

Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2003, we had net unrealized gains of $24,000 associated with these securities. Assuming an average investment balance of $120.0 million, if interest rates were to increase (decrease) by 10%, this would result in a $192,000 increase (decrease) in annual interest income. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

As of December 31, 2003, we did not hold derivative financial instruments and have never held such instruments in the past. At December 31, 2003, we had outstanding borrowings under equipment lines of credit totaling $1.2 million.

Foreign Currency Risk

The majority of our revenues and expenses are denominated in United States Dollars. As a result, we have not experienced significant foreign exchange gains and losses to date. While we do expect transactions in foreign currencies in 2004, we do not anticipate that foreign exchange gains or losses will be significant. We have engaged in limited and immaterial amount of foreign currency forward contract activities to date.

Commodity Price Risk

We did not hold commodity instruments as of December 31, 2003, and have never had such instruments in the past.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(In thousands, except per share amounts)
Total revenues	$33,658	$26,073	$26,195	$25,586
Gross profit	$22,449	$17,387	$17,548	$16,484
Total operating expenses	$35,476	$36,632	$25,579	$26,042
Loss from operations	$(13,027)	$(19,245)	$(8,031)	$(9,558)
Net loss	$(12,397)	$(18,840)	$(7,194)	$(9,100)
Basic and diluted net loss per common share	$(0.38)	$(0.71)	$(0.28)	$(0.36)
Shares used in computing basic and diluted net loss per common share	32,742	26,398	25,660	25,541

	Three Months Ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(In thousands, except per share amounts)
Total revenues	$31,111	$30,033	$33,016	$32,672
Gross profit	$21,283	$19,751	$22,154	$21,042
Total operating expenses	$54,933	$107,542	$37,497	$37,755
Loss from operations	$(33,650)	$(87,791)	$(15,343)	$(16,713)
Net loss	$(32,538)	$(86,623)	$(13,791)	$(15,664)
Basic and diluted net loss per common share	$(1.28)	$(3.40)	$(0.53)	$(0.61)
Shares used in computing basic and diluted net loss per common share	25,452	25,465	25,854	25,656

We believe that period-to-period comparisons of our consolidated financial results should not be relied upon as an indication of future performance. The operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher revenues in the fourth quarter as many customers complete annual budgetary cycles and lower revenues in the first quarter and summer months when many businesses experience lower sales, particularly in the European market.

The consolidated financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2003. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)	There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K since we will file a definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 10, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the year covered by this Annual Report, and certain information included in the definitive Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our officers required by this Item is incorporated by reference to our definitive proxy statement to our 2004 Annual Meeting of Stockholders under the caption “Executive Officers”. The information concerning our directors and other matters required by this Item is incorporated by reference to our definitive proxy statement to our 2004 Annual Meeting of Stockholders under the caption “Election of Directors”.

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to our definitive proxy statement to our 2004 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11. EXECUTIVE COMPENSATION

The information that is required by this Item is incorporated by reference to our definitive proxy statement to our 2004 Annual Meeting of Stockholders under the caption “Executive Compensation”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information about security ownership of certain beneficial owners and management required by this Item is incorporated by reference to our definitive proxy statement to our 2004 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management”. The information regarding securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to our proxy statement under the caption “Equity Compensation Plan Information”.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions”.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2004 Annual Meeting of Stockholders under the caption “Ratification of Independent Accountants”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Annual Report:

Schedule II—Valuation and Qualifying Accounts

(In thousands)

Description	Balance at beginning of period	Reductions credited to expenses	Adjustments/ Write-offs		Balance at end of period
Allowance for doubtful accounts and sales returns:
Year ended December 31, 2003	$1,926	$(239)	$556	*	$2,243
Year ended December 31, 2002	$2,178	$(252)	$—		$1,926
Year ended December 31, 2001	$3,094	$(418)	$(498)		$2,178

*	Related to accounts receivable brought over in acquisitions

3.	Exhibits

		Incorporated by Reference			Filed Herewith
Number	Exhibit Title	Form	Date	Number
2.01	Merger Agreement dated August 6, 2003, by and among Interwoven, Inc., iManage, Inc. and Mahogany Acquisition Corporation.	8-K	08/08/03	2.01

3.01	Registrant’s Third Amended and Restated Certificate of Incorporation	S-1	12/17/99	3.03

3.02	Certificate of Amendment of the Registrant’s Third Amended and Restated Certificate of Incorporation	S-3	11/22/00	3.03

3.03	Registrant’s Amended and Restated Bylaws	10-K	06/20/01	3.03

4.01	Form of Certificate for Registrant’s common stock	S-1	07/27/99	4.01

10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers	S-1	07/27/99	10.01

10.02*	1996 Stock Option Plan and related agreements	S-1	07/27/99	10.02

10.03*	1998 Stock Option Plan and related agreements	S-1	07/27/99	10.03

10.04*	1999 Equity Incentive Plan	S-8	01/24/01	4.01

10.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan	S-1	07/27/99	10.04

10.06*	1999 Employee Stock Purchase Plan	S-8	01/24/01	4.03

10.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1	07/27/99	10.05

10.08*	2000 Stock Incentive Plan	S-8	09/26/00	4.01

10.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan	S-8	06/22/00	4.03

10.10*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under iManage, Inc. 1997 Stock Option Plan	S-8	11/19/03	4.02

10.11*	iManage, Inc. 2000 Non-Officer Stock Option Plan and related forms of stock option and option exercise agreements	S-8	11/19/03	4.03

10.12*	Interwoven, Inc. 2003 Acquisition Plan and related forms of stock option and option exercise agreement	S-8	11/19/03	4.07

10.13	Regional Prototype Profit Sharing Plan and Trust/Account Standard Plan Adoption Agreement AA #001	S-1	07/27/99	10.06

10.14*	Employment Agreement between Interwoven, Inc. and Martin W. Brauns dated February 27, 1998	S-1	07/27/99	10.07

10.15*	Offer Letter to David M. Allen from Interwoven, Inc. dated February 12, 1999	S-1	07/27/99	10.13

10.16*	Offer Letter to Jack S. Jia from Interwoven, Inc. dated January 3, 1997	S-1	07/27/99	10.08

10.17	Build-To-Suit Lease Agreement dated March 18, 1997 between Sunnyvale Partners Limited Partnership and First Data Merchant Services Corporation	S-1	07/27/99	10.20

10.18	Sublease dated April 24, 1998 between First Data Merchant Services Corporation and Interwoven, Inc.	S-1	07/27/99	10.21

10.19†	Preferred Stock Warrant to Purchase Shares of Series E Preferred Stock of Registrant	S-1	07/27/99	10.25

10.21	Assignment of Lease between beyond.com and Interwoven, Inc.	S-1	12/17/99	10.31

10.22	Ariba Plaza Sublease dated June 28, 2001 between Ariba, Inc. and Interwoven	10-Q	08/13/01	10.01

10.23	Revolving Line of Credit Note dated August 2, 2001, between Wells Fargo Bank and Interwoven	10-Q	08/13/01	10.02

10.24	Letter of Commitment dated May 17, 2001 from Washington Business Mutual Bank	10-Q	08/13/01	10.03

10.25	Amended and Restated Ariba Plaza Sublease dated August 6, 2001 between Ariba, Inc. and Interwoven	10-Q	11/14/01	10.01

10.26*	Form of Amendment No. 1 to Stock Option Agreement between Registrant and each of the officers identified in this exhibit	10-Q	11/13/02	10.01

10.27*	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between each of the officers identified in the exhibit and Interwoven	10-Q	08/14/03	10.01

10.28*	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between each of the officers identified in this exhibit and Interwoven	10-Q	08/14/03	10.02

10.29*	Letter agreement regarding Terms of Separation, dated May 1, 2003 between John Van Siclen and Interwoven	10-Q	08/14/03	10.03

10.30*	Employment arrangement between Martin W. Brauns and Interwoven	10-Q	08/14/03	10.04

10.31	Business Loan Agreement dated as of May 31, 2003, between Washington Mutual Bank, FA and Interwoven	10-Q	11/12/03	10.01

10.32	Loan Modification Agreement dated November 17, 2003 between Silicon Valley Bank and iManage, Inc.				X

10.33	Assumption Agreement dated November 17, 2003 between Silicon Valley Bank and Interwoven, Inc.				X

10.34(1)	Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003

10.35(2)	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002

21.01	Subsidiaries of the Registrant				X

23.01	Consent of KPMG LLP, independent auditors				X

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

(1)	Incorporated by reference to Exhibit 10.18 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 26, 2003.
(2)	Incorporated by reference to Exhibit 10.13 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 29, 2002.
*	Management contract, compensatory plan or arrangement
†	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.

(b)	Reports on Form 8-K

On October 24, 2003, Interwoven, Inc. filed a Current Report on Form 8-K regarding its October 22, 2003 announcement of its financial results for the quarter ended September 30, 2003. The disclosure in the Current Report on Form 8-K was furnished under Item 12 of Form 8-K.

On November 26, 2003, Interwoven, Inc. filed a Current Report on Form 8-K in which it announced that on November 18, 2003 it had completed its merger with iManage, Inc. The disclosure in the Current Report on Form 8-K was furnished under Items 2 and 5 of Form 8-K.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and

Stockholders of Interwoven, Inc.:

We have audited the accompanying consolidated balance sheets of Interwoven, Inc. and subsidiaries (“Interwoven” or the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule in Item 15 (a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interwoven, Inc, and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002.

/s/ KPMG LLP

Mountain View, California

January 22, 2004

INTERWOVEN, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$43,566	$58,855
Short-term investments	96,921	122,814
Accounts receivable, net of allowances of $2,243 and $1,926 in 2003 and 2002, respectively	33,834	22,151
Prepaid expenses and other current assets	8,629	7,277

Total current assets	182,950	211,097
Property and equipment, net	7,403	11,694
Goodwill, net	185,991	70,564
Other intangible assets, net	43,134	3,308
Other assets	2,347	1,994

Total assets	$421,825	$298,657

Liabilities and Stockholders’ Equity
Current liabilities:
Bank borrowings	$1,213	$—
Accounts payable	4,576	3,438
Accrued liabilities	22,961	13,319
Restructuring and excess facilities accrual	15,733	10,564
Deferred revenues	44,066	36,331

Total current liabilities	88,549	63,652
Accrued liabilities	912	2,070
Restructuring and excess facilities accrual	31,430	29,210

Total liabilities	120,891	94,932

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized at December 31, 2003 and 2002; 40,008 shares and 25,634 shares issued and outstanding at December 31, 2003 and 2002, respectively	40	26
Additional paid-in capital	693,773	541,351
Deferred stock-based compensation	(9,564)	(2,166)
Accumulated other comprehensive income	25	323
Accumulated deficit	(383,340)	(335,809)

Total stockholders’ equity	300,934	203,725

Total liabilities and stockholders’ equity	$421,825	$298,657

See accompanying notes to consolidated financial statements.

INTERWOVEN, INC.

CONSOLIDATD STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues:
License	$45,936	$57,309	$112,772
Support and service	65,576	69,523	91,861

Total revenues	111,512	126,832	204,633

Cost of revenues:
License	5,368	3,283	2,720
Support and service	32,276	39,319	62,126

Total cost of revenues	37,644	42,602	64,846

Gross profit	73,868	84,230	139,787

Operating expenses:
Sales and marketing	57,959	73,712	100,744
Research and development	24,613	26,599	32,201
General and administrative	12,474	14,299	17,698
Amortization of stock-based compensation	2,348	4,880	14,225
Amortization of intangible assets	2,348	3,722	88,318
In-process research and development	5,174	—	—
Restructuring and excess facilities charges	18,813	38,084	22,816
Impairment of goodwill	—	76,431	—

Total operating expenses	123,729	237,727	276,002

Loss from operations	(49,861)	(153,497)	(136,215)
Interest income and other, net	3,401	5,958	8,460

Loss before provision for income taxes	(46,460)	(147,539)	(127,755)
Provision for income taxes	1,071	1,077	1,420

Net loss	$(47,531)	$(148,616)	$(129,175)

Basic and diluted net loss per common share	$(1.72)	$(5.80)	$(5.17)

Shares used in computing basic and diluted net loss per common share	27,585	25,607	24,985

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

For the Three Years Ended December 31, 2003

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances, December 31, 2000	25,543	$26	—	$—	$539,970	$(27,627)	$—	$(58,018)	$454,351

Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(129,175)	(129,175)
Unrealized gain on investments	—	—	—	—	—	—	265	—	265

Comprehensive loss									(128,910)
Treasury stock repurchased	—	—	(207)	(3,594)	—	—	—	—	(3,594)
Stock issued in acquisition	90	—	10	—	—	—	—	—	—
Repurchase of common stock	(191)	—	—	—	(43)	—	—	—	(43)
Issuance of common stock under stock plans	677	—	—	—	15,432	—	—	— `	15,432
Deferred stock-based compensation	—	—	—	—	(2,274)	2,818	—	—	544
Amortization of stock-based compensation	—	—	—	—	—	14,225	—	—	14,225

Balances, December 31, 2001	26,119	26	(197)	(3,594)	553,085	(10,584)	265	(187,193)	352,005

Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(148,616)	(148,616)
Unrealized gain on investments	—	—	—	—	—	—	58	—	58

Comprehensive loss									(148,558)
Treasury stock repurchased	—	—	(875)	(10,067)	—	—	—	—	(10,067)
Treasury stock retired	(1,072)	—	1,072	13,661	(13,661)	—	—	—	—
Repurchase of common stock	(25)	—	—	—	(24)	—	—	—	(24)
Issuance of common stock under stock plans	612	—	—	—	5,638	—	—	—	5,638
Deferred stock-based compensation	—	—	—	—	—	(1,724)	—	—	(1,724)
Reversal of stock-based compensation for terminated employees	—	—	—	—	(5,742)	5,742	—	—	—
Amortization of stock-based compensation	—	—	—	—	2,055	4,400	—	—	6,455

Balances, December 31, 2002	25,634	26	—	—	541,351	(2,166)	323	(335,809)	203,725

Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(47,531)	(47,531)
Unrealized loss on investments	—	—	—	—	—	—	(298)	—	(298)

Comprehensive loss									(47,829)
Stock issued and options assumed in acquisitions	14,041	14	—	—	148,048	—	—	—	148,062
Repurchase of common stock	(24)	—	—	—	(10)	—	—	—	(10)
Issuance of common stock under stock plans	357	—	—	—	2,459	—	—	—	2,459
Deferred stock-based compensation	—	—	—	—	1,925	(9,746)	—	—	(7,821)
Amortization of stock-based compensation	—	—	—	—	—	2,348	—	—	2,348

Balances, December 31, 2003	40,008	$40	—	—	$693,773	$(9,564)	$25	$(383,340)	$300,934

See accompanying notes to consolidated financial statement

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(47,531)	$(148,616)	$(129,175)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,312	8,647	8,078
Amortization of stock-based compensation	2,348	4,880	14,225
Amortization of intangible assets and purchased technology	4,310	3,722	88,317
Impairment of goodwill	—	76,431	—
In-process research and development	5,174	—	—
Reduction in allowance for doubtful accounts and sales returns	(239)	(252)	(418)
Changes in operating assets and liabilities:
Accounts receivable	(6,556)	12,729	66
Prepaid expenses and other assets	638	304	2,417
Restructuring and excess facilities charges	2,070	25,101	19,344
Accounts payable and accrued liabilities	(4,318)	(11,324)	193
Deferred revenues	5,021	(2,736)	4,863

Net cash (used in) provided by operating activities	(32,771)	(31,114)	7,910

Cash flows from investing activities:
Purchases of property and equipment	(859)	(1,967)	(16,239)
Purchases of investments	(89,578)	(221,135)	(189,072)
Maturities and sales of investments	115,173	249,035	185,934
Purchased price adjustments	—	—	(3,887)
Acquisition of businesses, net of cash acquired	(9,502)	—	—
Purchased technology	—	(823)	(2,160)

Net cash provided by (used in) investing activities	15,234	25,110	(25,424)

Cash flows from financing activities:
Payment of bank borrowings	(201)	—	—
Net proceeds from issuance of common stock	2,459	5,638	15,432
Repurchases of common stock and treasury stock	(10)	(10,091)	(3,637)

Net cash provided by (used in) financing activities	2,248	(4,453)	11,795

Net decrease in cash and cash equivalents	(15,289)	(10,457)	(5,719)
Cash and cash equivalents at beginning of period	58,855	69,312	75,031

Cash and cash equivalents at end of period	$43,566	$58,855	$69,312

Supplemental cash flow disclosures:
Cash paid for income taxes	$1,173	$1,319	$492

Cash paid for interest	$11	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$(298)	$58	$265

Retirement of treasury stock	$—	$13,661	$—

Common stock issued and stock options assumed in acquisitions	$148,062	$—	$—

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Interwoven, Inc. (“Interwoven” or the “Company”) provides enterprise content management (“ECM”) software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, emails and presentations, as well as Web images, graphics, content and applications code across the enterprise and its value chain of customers, partners, and suppliers. The Company’s ECM platform offers customers end-to-end content lifecycle management through six integrated software product offerings: collaboration, e-mail management, document management, Web content management, digital asset management and records management. Customers have deployed the Company’s software products for enterprise initiatives such as brand management, enterprise portals, global Web content management, content distribution, corporate governance, deal management and online self-service. Interwoven markets and licenses its software products and services in North America and through subsidiaries in Europe and Asia Pacific.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the prior year financial statements to conform to the current period presentation.

All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect the reverse one-for-four stock split described in Note 11 of Notes to Consolidated Financial Statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue consists principally of software license, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized in a multiple element arrangement in which company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of support and other services is based on the Company’s customary pricing for such support and services when sold separately. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and the arrangement does not require services that are essential to the functionality of the software.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Collectibility is probable. The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection and product acceptance for each customer within each geographic sales region. The Company typically sells to customers, for whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If the Company determines from the outset of an arrangement that collectibility is not probable based upon its review process, revenue is recognized as payments are received.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence of fair value (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the support and professional services components including consulting and training services of its perpetual license arrangements. The Company sells its professional services separately, and has established VSOE on this basis. VSOE for support is determined based upon the customer’s annual renewal rates for this element. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from support services is recognized ratably over their respective support period. The Company recognizes revenue from time-based licenses ratably over the license terms as the Company does not have VSOE for the individual elements in these arrangements.

Services revenues consist of professional services (consulting and training services) and support fees. The Company’s professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.

Support contracts are typically priced based on a percentage of license fees and have a one-year term, renewable annually. Services provided to customers under support contracts include technical support and unspecified product upgrades. Deferred revenues from advanced payments for support contracts are recognized ratably over the term of the agreement, which is typically one year.

The Company expenses all manufacturing, packaging and distribution costs associated with software license as cost of license revenues.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash, Cash Equivalents and Short- and Long-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts. Cash equivalents are recorded at fair value, which approximates cost.

The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes and United States government agency securities. Realized gains and losses are calculated using the specific identification method. The Company did not realize any net gains in 2003 and realized $36,000 and $77,000 of net gains in 2003, 2002 and 2001. In 2003, 2002 and 2001, unrealized gains (losses) totaled $(298,000), $58,000 and $265,000, respectively. Unrealized gains and losses are included as a separate component of accumulated comprehensive income in stockholders’ equity.

Risks and Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term investments with three financial institutions domiciled in the United States. The Company performs ongoing evaluations of its customers’ financial condition and generally requires no collateral from its customers on accounts receivable.

The Company derived approximately 73%, 80% and 84% of its total revenues in 2003, 2002 and 2001, respectively, from licensing Interwoven Web Content management products and services. The Company expects that the Interwoven TeamSite product will continue to account for a significant portion of its revenues in future periods.

The Company relies on software licensed from third parties, including software that is integrated with internally developed software and used to perform key functions. These software license agreements expire on various dates from 2005 to 2009 and are renewable automatically and/or with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If the Company cannot renew these licenses, shipments of its products could be delayed until equivalent software could be developed or licensed and integrated into its products. These types of delays could seriously harm the Company’s business. In addition, the Company would be seriously harmed if the providers from whom the Company licenses its software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all. Each of these license agreements may be renewed only with the other party’s written consent.

The Company has incurred operating losses on a quarterly and annual basis throughout its history. For the years ended December 31, 2003, 2002 and 2001, the Company’s net losses were $47.5 million, $148.6 million and $129.2 million, respectively, and the Company has $140.5 million in cash, cash equivalents and short-term investments as of December 31, 2003. The Company currently anticipates that its cash and investments, together with its existing lines of credit will be sufficient to meet anticipated needs for working capital and capital expenditures through December 31, 2004. However, the Company may be required, or could elect, to seek additional funding at any time. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of two to five years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term, generally three to five years. Upon the sale or retirement of an asset, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in operations.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Repair and maintenance expenditures, which are not considered improvements and do not extend the useful life of an asset, are expensed as incurred.

Goodwill and Other Intangible Assets

Through December 31, 2001, goodwill and other intangible assets were amortized using the straight-line method over lives of two to five years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. See Note 4 of Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets

The Company accounts for the impairment and disposal of long-lived assets utilizing SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Advertising

The Company expenses advertising costs as incurred. Advertising costs expensed for 2003, 2002 and 2001 were $247,000, $340,000 and $387,000, respectively.

Software Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technology feasibility is established upon the completion of an integrated working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, the Company has charged all costs to research and development expense in the period incurred.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and carryforwards of net operating loss and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be recovered.

Stock-based Compensation

At December 31, 2003, the Company had six stock-based employee compensation plans, which are described more fully in Note 11 of Notes to Consolidated Financial Statements. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The resulting stock-based compensation is amortized over the estimated term of the stock option, generally

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

four years, using an accelerated approach. This accelerated approach is consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued until vested. Compensation expense resulting from non-employee options is amortized to expense using an accelerated method.

In December 2003 the Company issued 500,000 options to purchase its common stock to the Company’s Chief Executive Officer, with an exercise price of $9.56 per share, which was below the fair value of the Company’s common stock of $13.41 at the date of grant. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation for the difference between the exercise price of the stock options and the fair value of our stock on the date of grant. This deferred stock-based compensation would be amortized to expense over a four years term using accelerated approach. At December 31, 2003, the Company has recorded deferred stock-based compensation related to these options in an amount of $1.9 million.

Pro Forma Net Loss and Net Loss per Share

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss:
As reported	$(47,531)	$(148,616)	$(129,175)
Stock-based employee compensation included in net loss as reported, net of related tax	2,348	6,455	14,225
Stock-based employee compensation using the fair value method, net of related tax	(15,151)	(24,806)	(69,430)

Pro forma	$(60,334)	$(166,967)	$(184,380)

Basic and diluted net loss per common share:
As reported	$(1.72)	$(5.80)	$(5.16)
Pro forma	$(2.19)	$(6.52)	$(7.36)

The estimated weighted average fair value of options granted under the Plan during 2003, 2002 and 2001 was $6.94, $9.81 and $25.07 per share, respectively. The weighted average fair value of stock purchase shares for the years ended December 31, 2003, 2002 and 2001 were $1.10, $2.38 and $5.91, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Years Ended December 31,
	2003	2002	2001
Expected lives from vesting date (in years) – stock options	1.0	1.0	0.5
Expected lives from vesting date (in years) – Employee Stock Purchase Plan	0.5	0.5	0.5
Risk-free interest rate – stock options	3.0%	3.8%	4.6%
Risk-free interest rate Employee Stock Purchase Plan	1.0%	1.6%	2.2%
Dividend yield	0.0%	0.0%	0.0%
Volatility– stock options	115.1%	89.2%	90.0%
Volatility– Employee Stock Purchase Plan	56.8%	63.0%	92.8%

Business Segment and Major Customer Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

53

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. For the years ended December 31, 2003, 2002 and 2001, revenues derived from customers outside North America represented 35%, 34% and 32% of total revenues, respectively, and consisted of customers in Europe, Asia Pacific, Australia and Canada. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

No customer accounted for more than 10% of the total revenues in 2003, 2002 and 2001. At December 31, 2003, one customer accounted for more than 10% of the accounts receivable balance. At December 31, 2002, no single customer accounted for more than 10% of the accounts receivable balance.

Foreign Currency

The functional currency of the Company’s foreign subsidiaries is the United States Dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of each reporting period, non-monetary assets and liabilities are translated at historical rates and revenues and expenses are translated at the average exchange rates in effect during the period. Transaction gains and losses, which are included in interest and other income in the accompanying consolidated statements of operations, have not been significant.

As of December 31, 2003, the Company had engaged in limited and immaterial amount of foreign currency forward contract activities.

Comprehensive Loss

Other comprehensive income (loss) refers to gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from net loss.

For the years ended December 31, 2003, 2002 and 2001, the components of comprehensive loss consisted of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Net loss	$(47,531)	$(148,616)	$(129,175)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(298)	58	265

Comprehensive loss	$(47,829)	$(148,558)	$(128,910)

Accumulated other comprehensive income, which consisted of unrealized gains (losses) on available-for-sale securities, were $24,000 and $323,000 at December 31, 2003 and 2002, respectively.

Net Loss per Common Share

Basic net loss per common share is computed using the weighted average number of outstanding shares of common stock during the period, excluding shares of restricted stock subject to repurchase. Dilutive net loss per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options to purchase common stock and common stock subject to repurchase, using the treasury stock method.

54

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table reconciles net loss to basic and diluted net loss per common share (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net loss	$(47,531)	$(148,616)	$(129,175)
Shares used in computing basic and diluted net loss per common share	27,585	25,607	24,985

Basic and diluted net loss per common share	$(1.72)	$(5.80)	$(5.17)

The following potential common shares have been excluded from the calculation of diluted net loss per share because the effect would have been anti-dilutive (in thousands):

	Years Ended December 31,
	2003	2002	2001
Anti-dilutive securities:
Options to purchase common stock	10,377	7,298	7,549
Common stock subject to repurchase	91	203	787

	10,468	7,501	8,336

Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (“FASB”), issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the purchase method of accounting on all transactions initiated after July 1, 2001 and the pooling of interests method is no longer allowed. The Company adopted the provisions of SFAS No. 141, effective July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on its consolidated financial position or results of operations. SFAS No. 142 requires that goodwill and all identifiable intangible assets that have an infinite life be recognized as assets but not be amortized. The Company is required to assess these assets for impairment on an annual basis. Identifiable intangible assets that have a finite life will continue to be segregated from goodwill and amortized over their useful lives. The Company assesses these assets for impairment pursuant to guidance in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, the Company ceased amortizing net goodwill of $148.2 million, which includes $1.7 million related to assembled workforce. The Company completed its evaluation of goodwill under the SFAS No. 142 transitional impairment test requirements during the second quarter of 2002, and found that the carrying value of goodwill was not impaired as of January 1, 2002. As required by the provisions of SFAS No. 142, the Company will continue to evaluate goodwill for impairment on an annual basis. In completing its testing, the Company determined that it has one reporting unit for evaluation purposes. In assessing goodwill for impairment, the Company will perform the following procedures:

•	Step 1 — The Company compares the fair value of its reporting unit to the carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

During the three months ended September 30, 2002, the Company completed its annual impairment testing. Utilizing the steps mentioned above to determine the estimated fair value of goodwill, the Company determined that an impairment of goodwill had occurred as of the valuation date. Accordingly, the Company recorded a goodwill impairment charge of

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

$76.4 million during the three months ended September 30, 2002. The Company performed and completed its required annual impairment testing in the third quarter of 2003. Upon completing its review, the Company determined that the carrying value of its recorded goodwill had not been impaired. Accordingly, no impairment charge was recorded as a result of its tests under SFAS No. 142. In performing its testing, the Company was required to make estimates regarding future operating trends and other variables utilized in the analysis. Actual future results could differ from the estimates utilized in the analysis.

SFAS No. 142 requires companies to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, it clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after September 30, 2003 and did not have an impact on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the provisions of SFAS No. 150 did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. It also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of 2003. The adoption of FIN No. 45 did not have a material effect on the Company’s consolidated financial statements. The following is a summary of the agreements that the Company has determined is within the scope of FIN No. 45.

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party – generally, the Company’s business partners, subsidiaries and/or customers, in connection with any United States patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products or services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements.

The Company warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties.

The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for other acts, such as personal property damage, of the Company’s subcontractors. The

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN No. 46R”), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Public companies must apply FIN No. 46R to entities considered to be special purpose entities no later than the end of the first reporting period that ended after December 15, 2003, and no later then the first reporting period that ends after March 15, 2004 for all other entities. At this time, the Company does not have any interests in variable interest entities and does not expect the adoption of FIN No. 46 to have an impact on the Company’s consolidated financial statements.

3. Mergers and Acquisitions

In November 2003, the Company completed the merger with iManage, Inc. (“iManage”). iManage provided collaborative content management software that enables businesses to effectively manage and collaborate on critical business content across the enterprise and its value chain of customers, partners, and suppliers. In approving the merger, the management considered a number of factors, including its opinion that combining iManage’s collaborative content management technology will position the combined company as an enterprise content management company with the ability to provide an end-to-end content lifecycle management platform. The foregoing discussion of the information and factors considered by the Board of Directors is not intended to be exhaustive but includes the material factors considered by the Board of Directors.

The Company paid the iManage common stock holders $1.20 in cash and 0.523575 shares of the Company’s common stock in exchange for each share of iManage common stock outstanding as of the merger date. The aggregate purchase price of the acquisition was $181.7 million, which included cash of $30.6 million, issuance of 13.3 million shares of common stock with an estimated fair value of $122.2 million, assumed stock options with a fair value of $18.9 million, estimated employee severance and facilities closure costs of $5.8 million and transaction costs of $4.2 million. The results of operations of iManage and the estimated fair values of the net assets acquired and liabilities assumed and incurred have been included in the results of operations of the Company since November 18, 2003.

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Net tangible assets acquired	$25,720
Customer list	11,056
Patent and patent applications	4,032
Purchased technology	24,648
In-process research and development	4,575
Intrinsic value of stock options assumed	7,821
Goodwill	103,858

Total purchase price	$181,710

The merger was accounted for as a purchase, and accordingly, the assets and liabilities of iManage were recorded at their estimated fair values at the date of the acquisition. With the exception of goodwill, the customer list will be amortized on a straight-line basis over four years; the patent, patent applications and the purchased technology will be amortized on a straight-line basis over three years. The intrinsic value of stock options assumed will be amortized on an accelerated basis over the remaining vesting periods of one to four years. The purchase price allocated to in-process research and development and to identifiable intangible assets was determined, in part, by a third-party valuation expert through established valuation techniques. None of the goodwill recorded is expected to be deductible for tax purposes.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Approximately $4.6 million of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations. The estimated fair value of the project was determined by employment of a discounted cash flow model. The discount rate used took into consideration the stage of completion and the risks associated with the successful development and commercialization of the purchased in-process technology project that was valued.

Unaudited Pro Forma Results of Operations

The following table presents pro forma results of operations and gives effect to the iManage acquisition as if the acquisition was consummated at the beginning of each of the years presented. The Company’s results of operations may have been different than those shown below if the Company had actually acquired iManage at the beginning each year. Pro forma results below are not necessarily indicative of future operating results.

	Years Ended December 31,
	2003	2002
Revenue (1)	$150,765	$168,158
Net loss (2)	$(76,702)	$(172,497)
Basic and diluted earnings per share	$(1.95)	$(4.52)
Weighted-average common shares and dilutive stock options outstanding (3)	39,364	38,166

(1)	The pro forma results of operations for the years ended December 31, 2003 and 2003 include the reported revenues of iManage for the period from January 1, 2002 through November 18, 2003 in the periods iManage recognized such revenues. However, the purchase method of accounting requires the Company to reduce iManage’s reported deferred revenue to an amount equal to the fair value of the legal liability, resulting in lower revenue in periods following the merger than iManage would have achieved as a separate company. Therefore, revenues from iManage products for the period from November 18, 2003 to December 31, 2003 included in the pro forma results of operations reflect the lower amortization of deferred revenue stemming from this purchase accounting adjustment.
(2)	Pro forma net loss for 2003 includes in-process research and development costs of $4.6 million from the iManage acquisitions.
(3)	The calculations of weighted-average common shares and dilutive stock options outstanding for 2002 is calculated by multiplying the historical iManage common shares outstanding by the exchange rate of 0.523575 and adding this amount to the historical common shares outstanding of Interwoven, then taking into account a reverse one-for-four stock split in November 2003.

On June 27, 2003, the Company acquired MediaBin, Inc. (“MediaBin”). MediaBin develops standards-based enterprise brand management solutions to help companies manage, produce, share and deliver volumes of digital assets, such as product photographs, advertisements, brochures, presentations, video clips and other marketing collateral. The aggregate purchase price of the acquisition was $12.9 million, which included cash of $4.2 million, issuance of 0.7 million shares of common stock with an estimated fair value of $6.4 million, assumed stock options with a fair value of $683,000, estimated employee severance costs of $775,000 and transaction costs of $899,000. The results of operations of MediaBin and the estimated fair values of the net assets acquired and liabilities assumed and incurred have been included in the results of operations of the Company since June 27, 2003. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Net tangible liabilities acquired	$(2,557)
Customer list	220
Patent and patent applications	474
Purchased technology	2,721
In-process research and development	599
Goodwill	11,455

Total purchase price	$12,912

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The acquisition was accounted for as a purchase, and accordingly, the assets and liabilities of MediaBin were recorded at their estimated fair values at the date of the acquisition. With the exception of the goodwill, the identified intangible assets will be amortized on a straight-line basis over four years. The purchase price allocated to in-process research and development, as well as the purchase price allocated to the identifiable intangible assets, was determined, in part, by a third party valuation expert through established valuation techniques. None of the goodwill recorded is expected to be deductible for tax purposes.

Approximately $599,000 of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations. The estimated fair value of the project was determined by employment of a discounted cash flow model. The discount rate used take into consideration the stage of completion and the risks surrounding the successful development and commercialization of the purchased in-process technology project that was valued.

4. Goodwill and Intangible Assets

In July 2001, the FASB issued SFAS No. 142. The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill. The carrying amount of the goodwill and intangible assets as of December 31, 2003 and 2002 are as follows (in thousands):

	2003			2002
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Purchased technology	$33,343	$(5,809)	$27,534	$5,975	$(2,667)	$3,308
Patents and patent applications	4,506	(227)	4,279	—	—	—
Customer list	11,277	(373)	10,904	—	—	—
Acquired workforce	417	—	417	—	—	—
Non-compete agreements	6,929	(6,929)	—	6,929	(6,929)	—

Total intangible assets	56,472	(13,338)	43,134	12,904	(9,596)	3,308
Goodwill	367,562	(181,571)	185,991	252,135	(181,571)	70,564

	$424,034	$(194,909)	$229,125	$265,039	$(191,167)	$73,872

The aggregate amortization expense of intangible assets was $4.3 million, $3.7 million and $88.3 million for 2003, 2002 and 2001, respectively. Of the $4.3 million amortization of intangible assets recorded in 2003, $2.3 million was recorded in operating expenses and $2.0 million was recorded in cost of revenues. Included in the $2.0 million recorded as cost of revenues was $567,000 recorded as prepaid expenses related to certain iManage existing customer contracts. The estimated amortization expense of acquired intangible assets is expected to be $14.8 million for 2004, $13.5 million in 2005, $12.0 million in 2006 and $2.8 million in 2007.

The changes in the carrying amount of goodwill for 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Beginning balance	$70,564	$148,217
Goodwill recorded in business combinations	115,313	—
Goodwill impairment recorded	—	(76,431)
Subsequent goodwill adjustments related to business combination	114	(1,222)

Ending balance	$185,991	$70,564

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents net loss and basic and diluted net loss per share as if the goodwill had not been amortized during the periods presented (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net loss, as reported	$(47,531)	$(148,616)	$(129,175)
Adjustments to net loss:
Amortization of goodwill	—	—	82,178
Amortization of acquired workforce	—	—	1,661

Adjustments to net loss	—	—	83,839

Net loss, as adjusted	$(47,531)	$(148,616)	$(45,336)

Basic and diluted net loss per share, as reported	$(1.72)	$(5.80)	$(5.17)

Basic and diluted net loss per share, as adjusted	$(1.72)	$(5.80)	$(1.81)

5. Investments

The following is a summary of the Company’s portfolio investments (in thousands):

	December 31, 2003
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agencies	$51,469	$22	$(14)	$51,477
Commercial paper	4,995	—	—	4,995
Market auction preferred	12,311	—	—	12,311
Corporate obligations	26,170	18	(2)	26,186
Certificates of deposit	21,451	—	—	21,451
Money market funds	9,904	—	—	9,904

	$126,300	$40	$(16)	$126,324

Included in:
Cash equivalents				$29,403
Short-term investments				96,921

				$126,324

	December 31, 2002
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agencies	$63,899	$161	$(1)	$64,059
Commercial paper	15,402	8	—	15,410
Market auction preferred	22,523	2	—	22,525
Corporate obligations	25,688	161	(8)	25,841
Certificates of deposit	21,122	—	—	21,122
Money market funds	16,361	—	—	16,361

	$164,995	$332	$(9)	$165,318

Included in:
Cash equivalents				$42,504
Short-term investments				122,814

				$165,318

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following is a summary of the Company’s portfolio investments by contractual maturity (in thousands):

	December 31,
	2003	2002
Due in one year or less	$100,581	$90,923
Due after one year through two years	25,743	74,395

	$126,324	$165,318

6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Computer software and equipment	$27,005	$23,848
Furniture and office equipment	3,939	3,794
Leasehold improvements	10,026	9,778

	40,970	37,420
Less accumulated depreciation and amortization	33,567	25,726

	$7,403	$11,694

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. The estimated useful lives of computer software and equipment are three years. The estimated useful lives of furniture and office equipment are three to five years. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Depreciation expense was $6.3 million, $8.6 million and $8.1 million in 2003, 2002 and 2001, respectively.

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2003	2002
Accrued compensation	$13,939	$9,653
Professional services	736	367
Accrued acquisition costs	1,416	647
Deferred rent	1,464	1,044
Sales and income taxes	2,189	1,479
Other	4,129	2,199

	$23,873	$15,389

8. Restructuring and Excess Facilities

The Company implemented a series of restructuring and facility consolidation plans to improve operating performance in light of the global economic slowdown and reduction in spending on information technology initiatives. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions

In 2001, the Company implemented a restructuring plan that resulted in the termination of 68 employees worldwide, throughout all functional areas. As result of this plan, the Company recorded a charge of $650,000 associated with involuntary termination benefits including severance costs. The workforce reduction was completed prior to September 30, 2001, and all accrued costs associated with this plan were paid prior to December 31, 2001.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In 2002, the Company implemented several restructuring plans in an effort to better align its expenses and revenues. These cost saving efforts resulted in the termination of 304 employees worldwide, across all functional areas. The Company recorded charges of $8.1 million associated with involuntary terminations, which included severance costs and cash basis deferred compensation charges associated with accelerated vesting of stock awards. The workforce reductions associated with these plans were substantially complete as of December 31, 2002, and all accrued costs associated with these plans were paid prior to December 31, 2003.

In 2003, the Company implemented additional restructuring plans. These cost saving efforts resulted in the termination of 120 employees worldwide, across all functional areas. The Company recorded charges of $5.7 million associated with involuntary terminations, which included severance costs. The workforce reductions associated with these plans were substantially completed as of December 31, 2003, and $2.7 million was accrued at December 31, 2003, associated with future severance payments.

Excess Facilities

In 2001, the Company recorded a $22.2 million charge associated with costs of consolidation of its facilities. This charge included $16.7 million in lease abandonment charges relating to the consolidation of three facilities in the San Francisco Bay area into a single corporate location, as well as costs associated with an abandoned lease in Austin, Texas. These charges include the remaining payments due under these leases reduced by the estimated expected sublease income over the remainder of the lease term. To determine the estimated sublease income, the Company received independent appraisals from real estate brokers to estimate such amounts. Additionally, the Company evaluated operating equipment and leasehold improvements associated with these abandoned facilities to identify those assets that had suffered a reduction in their economic useful lives. Based on these evaluations, the Company incurred charges of $3.5 million consisting of the impairment of certain operating equipment and leasehold improvements associated with the abandoned facilities. The Company also incurred a $2.0 million charge as a result of duplicate lease costs associated with dual lease obligations of current and abandoned facilities.

In 2002, as a result of staff reductions, the Company performed an evaluation of its current facilities requirements and identified additional facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded $24.1 million in lease abandonment charges associated with excess facilities, which consisted primarily of domestic sales offices. It also evaluated operating equipment and leasehold improvements to identify those assets that had suffered a reduction in their economic useful lives. Based on these evaluations, the Company incurred charges of $1.2 million associated with the impairment of leasehold improvements and certain operating equipment. Additionally, due to the deterioration of the commercial real estate market, the Company revised its assumptions regarding future sublease income for certain facilities previously abandoned in 2001. As a result, the Company reduced its estimates of future sublease income and recorded an additional $4.7 million in charges to reflect this change in estimate.

In 2003, the Company performed an evaluation of its current facilities requirements and identified additional facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded $9.8 million in lease abandonment charges associated with identified excess facilities, which primarily consisted of domestic facilities. Additionally, due to the deterioration of the commercial real estate market, after receiving independent appraisals from real estate brokers, the Company revised its assumptions regarding future estimated sublease income for certain facilities previously abandoned. As a result, the Company recorded an additional $2.8 million in charges to reflect this change in estimate.

At December 31, 2003, the Company had $44.5 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $16.7 million. The facilities charges were an estimate as of December 31, 2003. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges that could materially affect the Company’s consolidated financial position and results of operations.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional payments in future periods.

The following table summarizes the estimated payments associated with these charges (in thousands):

Years Ending December 31,	Work Force Reduction	Excess Facilities	Total
2004	$2,651	$13,082	$15,733
2005	—	11,548	11,548
2006	—	9,146	9,146
2007	—	6,264	6,264
2008	—	1,467	1,467
Thereafter	—	3,005	3,005

	$2,651	$44,512	$47,163

The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

	Workforce Cost	Non-Cancelable Lease Commitments and Other	Write-Down of Leasehold Improvement and Operating Equipment	Total
Balance at January 1, 2001	$—	$—	$—	$—
Restructuring and excess facilities charges	650	18,696	3,470	22,816
Non-cash charges	—	—	(3,470)	(3,470)
Cash payments	(650)	(2,819)	—	(3,469)

Balance at December 31, 2001	—	15,877	—	15,877
Restructuring and excess facilities charges	8,110	28,768	1,206	38,084
Deferred rent reclassifications	—	1,796	—	1,796
Non-cash charges	(1,575)	—	(1,206)	(2,781)
Cash payments	(5,493)	(7,709)	—	(13,202)

Balance at December 31, 2002	1,042	38,732	—	39,774
Restructuring and excess facilities charges and other	5,748	13,065 *	—	18,813
Accrual recorded with iManage acquisition	2,622	3,128	—	5,750
Deferred rent reclassifications	—	759	—	759
Cash payments	(6,761)	(11,172)	—	(17,933)

Balance at December 31, 2003	$2,651	$44,512	$—	$47,163

*	Includes $454,000 of integration costs associated with the iManage merger

9. Bank Borrowings

In May 2001, the Company entered into a $20.0 million line of credit agreement with a financial institution. Borrowings under the line of credit agreement bear interest at the bank’s prime rate (4.00% at December 31, 2003) and are secured by cash. The line of credit agreement expires on July 31, 2004. At December 31, 2003, there were no borrowings under this line of credit agreement.

In August 2001, the Company entered into a $15.2 million line of credit agreement with another financial institution. Borrowings under the line of credit agreement bear interest at the lower of 1% below the bank’s prime rate (4.00% at

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

December 31, 2003) or 1.5% above LIBOR in effect on the first day of the term. Borrowings under the line of credit agreement are secured by cash. In December 2002, this line of credit agreement was amended to reduce the maximum principal amount available to borrow to $7.5 million. The line of credit agreement expires on December 31, 2004. At December 31, 2003, there were no borrowings under this line of credit agreement.

In connection with the merger with iManage, the Company assumed a term loan with a bank secured by certain of the Company’s property and equipment on November 18, 2003. The term loan bears interest at the greater of the prime (4.00% at December 31, 2003) plus 0.50% or 4.75%. At December 31, 2003, amounts outstanding under the term loan totaled $1.2 million. The repayment is in form of monthly installments of principal and interest, with the outstanding principal balance to be repaid by November 2004.

The Company has no financial covenant requirements associated with its lines of credit and the term loan. The cash paid for interest was $11,000 in 2003. There were no comparable amounts in 2002 and 2001.

10. Commitments and Contingencies

The Company leases its main office facilities in Sunnyvale, California and various sales offices in the United States, Europe, Asia Pacific, Australia and Canada under non-cancelable operating leases, which expire in leases with various expiration dates through July 2016. Rent expense for 2003, 2002 and 2001 was $11.5 million, $15.6 million and $11.9 million, respectively.

Future minimum lease payments under noncancellable operating leases, as of December 31, 2003, are as follows (in thousands):

Years Ending December 31,	Occupied Facilities	Excess Facilities	Future Lease Payments
2004	$8,616	$12,515	$21,131
2005	8,519	12,658	21,177
2006	8,274	12,352	20,626
2007	5,147	8,518	13,665
2008	886	1,991	2,877
Thereafter	6,046	2,307	8,353

	$37,488	$50,341	$87,829

Of these future minimum lease payments, we have accrued $44.5 million in the restructuring and excess facilities accrual at December 31, 2003. This accrual also includes $10.9 million of estimated operating expenses associated with excess facilities and sublease commencement costs and is net of our estimate of sublease income of $16.7 million.

At December 31, 2003, the Company had $16.0 million outstanding under standby letters of credit with financial institutions. These letter of credit agreements are associated with deposits for the Company’s operating lease commitments for its facilities and expire at various times through 2016. The letters of credit are secured by substantially all of the Company’s assets.

Beginning 2001, Interwoven and certain of its officers and directors and certain investment banking firms, were separately named as defendants in a purported securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were named against iManage, its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for the Interwoven October 8, 1999 initial public offering and January 26, 2000 follow-on public offering, and iManage’s November 17, 1999 initial public offering, failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against Interwoven and iManage and certain officers and directors of Interwoven and iManage. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interwoven’s and iManage’s respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated compliant and Interwoven and iManage, together with the other issuers named thereunder and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated compliant, in each case without admitting any wrongdoing. As part of this settlement, the respective insurance carriers of Interwoven and iManage have agreed to assume Interwoven’s and iManage’s entire payment obligation under the terms of the settlement. This settlement will be presented to the District Court for approval in the coming months; however, there can be no guarantee that the District Court will approve the settlement.

In October 2002, a former employee of iManage filed the first amended complaint in the Circuit Court of Cook County, Illinois against iManage and certain of its then-current executive officers. The complaint alleges the plaintiff’s entitlement to 18,000 shares of iManage common stock that were never issued, breach of contract, breach of fiduciary duty and fraudulent concealment. The plaintiff is seeking damages of approximately $700,000 plus unspecified punitive damages. The Company believes that the allegations against iManage and its former officers and directors are without merit, and intend to contest this matter vigorously, however, there can be no guarantee that this matter will be resolved without costly litigation or in a manner that is not adverse to the Company’s consolidated financial position, results of operations or cash flows.

In addition to the matters mentioned above, the Company has been named as a defendant in various employment-related lawsuits and as a party to other threatened legal actions that have arisen from the normal course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock with a par value of $0.001 per share. Preferred stock may be issued from time-to-time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2003, no shares of preferred stock had been issued.

Common Stock

The Company has authorized 125.0 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2003.

Reverse Stock Split

On November 18, 2003, the Company effected a reverse one-for-four stock split. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Stock Repurchase Program

In September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of the Company’s common stock in the open market. During 2001, the Company repurchased 207,000 shares of common stock at a cost of $3.6 million. During 2002, the Company repurchased 875,000 shares of common stock at a cost of $10.1 million. At December 31, 2003, $11.3 million remained available under the program to repurchase additional shares.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with the Company’s acquisition of Ajuba Solutions Inc. and Metacode Technologies Inc., 80,000 and 10,000 shares, respectively, associated with these acquisitions were withheld to be issued upon the one year anniversary of such acquisitions. The value of such shares was included in the original purchase price valuation of the acquisitions. In November 2001, upon the anniversary of the acquisitions, the Company issued such shares to the former stockholders of each respective company, which included the issuance of 10,000 shares from treasury stock.

In December 2002, the Board of Directors approved the retirement of all outstanding treasury stock. Accordingly, all 1.1 million shares of treasury stock were retired.

Employee Stock Option Plans

At December 31, 2003, the Company has an Employee Stock Purchase Plan and five stock option plans.

Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“ESPP”) and reserved 300,000 shares of common stock for issuance thereunder. Each January 1, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1% of the Company’s outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under this plan shall not exceed 3.0 million shares. Employees generally will be eligible to participate in this plan if they are customarily employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under this plan) 5% stockholders of the Company. Under this plan, eligible employees may select a rate of payroll deduction between 1% and 15% of their cash compensation subject to certain maximum purchase limitations. Each offering period will have a maximum duration of two years and consists of four six-month purchase periods. Offering periods and purchase periods begin on May 1 and November 1. The price at which the common stock is purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of that purchase period. This plan will terminate after a period of ten years unless terminated earlier as permitted by the ESPP. A total of approximately 131,000, 386,000 and 373,000 shares of common stock were issued under the ESPP in 2003, 2002 and 2001, respectively, at an average price of $6.43, $10.96 and $22.60 per share in 2003, 2002 and 2001, respectively. At December 31, 2003, 125,400 shares were available for issuance.

Prior Stock Option Plans

The Company’s 1996 Stock Option Plan and 1998 Stock Option Plan provide for the issuance of options to acquire 3,766,666 shares of common stock. These plans provide for the grant of incentive stock options to employees and nonqualified stock options to employees, directors and other eligible participants. Options granted under these plans vest at variable rates, typically four years, determined by the Board of Directors and remain exercisable for a period not to exceed ten years. All of the shares of common stock that were available for issuance and not subject to outstanding awards under the plans when the 1999 Equity Incentive Plan became effective, became available for issuance under the 1999 Equity Incentive Plan. Options are no longer granted under these plans.

1999 Equity Incentive Plan

In September 1999, the Company adopted and stockholders approved the 1999 Equity Incentive Plan and reserved 2.9 million shares of common stock for issuance thereunder. The 1999 Equity Incentive Plan authorized the award of options, restricted stock awards and stock bonuses. No person will be eligible to receive more than 1.0 million shares in any calendar year pursuant to awards under this plan other than a new employee who will be eligible to receive no more than 1.5 million shares in the calendar year in which such employee commences employment. Options granted under this plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company.

Options under the 1999 Equity Incentive Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided,

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

however, that (i) the exercise price of an incentive stock option may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant.

Members of the Board of Directors, who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the 1999 Equity Incentive Plan. The option grants under this plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director will initially be granted an option to purchase 10,000 shares on the date such director first becomes a director. Immediately following each annual meeting of the Company’s stockholders, each eligible director will automatically be granted an additional option to purchase 5,000 shares if such director has served continuously as a member of the Board of Directors since the date of such director’s initial grant or, if such director was ineligible to receive an initial grant. The term of such options is ten years, provided that they will terminate three months following the date the director ceases to be a director or a consultant of the Company (12 months if the termination is due to death or disability). All options granted under the 1999 Equity Incentive Plan will vest 100% of the shares upon the date of issuance.

2000 Stock Incentive Plan

In May 2000, the Company adopted the 2000 Stock Incentive Plan and reserved 1.0 million shares of common stock for issuance thereunder. The 2000 Stock Incentive Plan authorized the award of options and restricted stock awards. Only nonqualified stock options will be granted under this plan. Nonqualified stock options may be granted to Company employees, officers, directors, consultants, independent contractors and advisors of the Company. Awards granted to officers of the Company may not exceed the aggregate of 40% of all shares that are reserved for grant. Awards granted as restricted stock to officers of the Company may not exceed the aggregate of 40% of all shares that are granted as restricted stock.

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

2003 Acquisition Plan

In connection with the Company’s merger with iManage in November 2003, the Company adopted the 2003 Acquisition Plan and reserved 503,000 shares of common stock for issuance thereunder, as permitted by the Marketplace Rules of the National Association of Securities Dealers, Inc. The 2003 Acquisition Plan authorized the award of options. Only nonqualified stock options will be granted under this plan. Nonqualified stock options may be granted to any Company employee, officer, director, consultant, independent contractor or advisor of the Company who provided services to iManage immediately prior to the merger. Options under the 2003 Acquisition Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant.

Stock Option Exchange Program

In April 2001, the Company commenced an option exchange program under which all of its option holders were given the opportunity to exchange all or part of their existing options to purchase common stock of the Company for a smaller number of options, with a new exercise price and a new vesting schedule. Each two options were eligible for exchange for one new option, at an exercise price of $58.52 per share and with a four-year vesting period, beginning April 20, 2001, with a six-month “cliff” and monthly vesting thereafter. The right to exchange terminated May 18, 2001. Options to purchase approximately 1.3 million shares were returned in the exchange program, reducing outstanding options by approximately 650,000. The new options were granted under the Interwoven 1999 Equity Incentive Plan and 2000 Stock Incentive Plan. The Company will account for the exchanged options as a variable option plan whereby the accounting charge for the options will be reassessed and reflected in the consolidated statement of operations for each reporting period. Due to the

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

decline in the market price of the Company’s stock during 2001, below the exercise price of the exchanged options, the Company reversed $234,000 in compensation expense previously recognized in 2001. In 2002 and 2003, the Company did not recognize any expense associated with such options as the Company’s market price was less than the exercise price of the exchanged options.

Plan Activity

Activity under the Company’s stock option plans is as follows (in thousands, except per share data):

	Years Ended December 31,
	2003		2002		2001
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	6,467	$44.80	7,338	$57.84	7,816	$77.08
Granted	2,355	$15.51	2,255	$16.60	3,018	$53.52
Assumed	3,100	$6.54	—	—	—	—
Canceled	(1,771)	$42.18	(2,900)	$58.20	(3,192)	$104.08
Exercised	(226)	$6.95	(226)	$6.24	(304)	$23.52

Outstanding, end of period	9,925	$25.83	6,467	$44.80	7,338	$57.84

Exercisable, end of period	5,683		3,225		2,685

Weighted average fair value of options granted with exercise prices equal to fair value at date of grant	2,355	$6.94	2,255	$9.81	3,018	$25.07
Weighted average fair value of options granted with exercise price less than fair value at date of grant	500	$10.78	—	$—	—	$—

The following table summarizes information about stock options as of December 31, 2003 (option amounts in thousands):

Options Outstanding				Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0.18 to $ 13.60	5,525	8.27	$7.69	2,532	$6.99
$14.51 to $ 25.08	1,500	8.09	$18.59	722	$18.90
$25.60 to $ 28.20	236	7.91	$26.23	165	$26.09
$28.64 to $ 49.38	1,130	6.45	$48.09	1,012	$48.50
$50.25 to $ 61.00	654	4.50	$59.63	533	$59.77
$62.08 to $ 126.00	756	6.74	$92.69	631	$93.85
$128.56 to $ 162.50	117	6.53	$138.75	81	$138.82
$179.32 to $1,116.28	7	5.88	$249.85	7	$250.23

	9,925	7.64	$25.83	5,683	$33.40

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Shares reserved for future issuance under the Company’s Stock Option Plans were 13.7 million as of December 31, 2003.

Stock-based Compensation

The Company recorded deferred stock-based compensation in connection with stock options granted prior to its initial public offering, certain stock options grants and stock options assumed in business combinations. Amortization of stock-based compensation was $2.3 million, $6.5 million and $14.2 million in 2003, 2002 and 2001. Stock-based compensation charges relate to the following expense classifications in the accompanying consolidated statements of operations (in thousands):

	Years Ended December 31,
	2003	2002	2001
Cost of support and service revenues	$57	$118	$336
Sales and marketing	957	2,872	4,980
Research and development	1,157	1,632	7,905
General and administrative	177	258	1,004

	$2,348	$4,880	$14,225

Also during 2002, the Company recognized restructuring costs of $1.6 million associated with accelerated vesting of stock awards of terminated employees. This amount was included as a component of restructuring and excess facilities charges in the consolidated statements of operations.

Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

12. Income Taxes

The components of loss before income taxes are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
United States	$(48,187)	$(149,788)	$(127,815)
Foreign	1,727	2,249	60

	$(46,460)	$(147,539)	$(127,755)

The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	121	140	146
Foreign	950	937	675

	1,071	1,077	821

Deferred:
Federal	—	—	216
State	—	—	383

	—	—	599

	$1,071	$1,077	$1,420

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Income tax benefit at federal statutory rate of 34%	$(15,796)	$(50,163)	$(43,437)
State taxes, net of federal benefits	80	93	529
Non-deductible intangible assets	221	26,895	29,958
Amortization of stock-based compensation	741	1,627	4,704
In-process research and development	1,759	—	—
Tax credit	(71)	(781)	(533)
Timing differences not currently benefited	13,764	23,386	10,006
Foreign losses not currently benefited	—	—	628
Other	373	20	(435)

	$1,071	$1,077	$1,420

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$84,998	$52,507
Deferred revenues	1,820	2,539
Restructuring and excess facilities charge	16,492	14,412
Accrued liabilities and allowances	5,447	2,735
Tax credit carryforwards	10,325	6,274
Depreciation and amortization	10,920	2,909

	130,002	81,376
Less:
Non-deductible intangible assets	(15,625)	—
Valuation allowance	(114,377)	(81,376)

	$—	$—

As of December 31, 2003, the Company’s federal and California net operating loss carryforwards for income tax purposes were approximately $239.5 million and $60.6 million, respectively. If not utilized, the federal net operating loss carryforwards will expire in 2008 through 2023, and the California net operating loss carryforwards will expire in 2004 through 2013. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The Company’s federal and California research tax credit carryforwards for income tax purposes are approximately $7.0 million and $4.2 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2008.

Deferred tax assets of approximately $21.0 million as of December 31, 2003 pertain to certain net operating loss and research credit carryforwards resulting from the exercises and disqualifying dispositions of employee stock options. As management believes that it is more likely than not that these deferred tax assets will not be fully realizable, a full valuation allowance has been recorded. When recognized, the tax benefits of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

In connection with the acquisitions of MediaBin, iManage, Lexington Software Associates, Neonyoyo, Ajuba Solution and Metacode Technologies, deferred tax assets of approximately $48.6 million was recorded. When recognized, the tax benefits of such deferred tax assets will be applied, first, to reduce to zero any goodwill related to these acquisitions; second, to reduce to zero other non-current intangible assets related to these acquisitions; and third, to reduce income tax expense.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For financial reporting purposes, the Company has incurred losses in each year since its inception. Based on the available objective evidence, management believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a valuation allowance against its net deferred tax assets at December 31, 2001, 2002 and 2003. The net change in the total valuation allowance for the years ended December 31, 2001, 2002 and 2003 was an increase of $32.0 million, $28.1 million, and $33.0 million respectively.

13. Significant Customer Information and Segment Reporting

The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

The following table presents geographic information (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues:
North America	$72,100	$84,096	$138,580
International	39,412	42,736	66,053

	$111,512	$126,832	$204,633

	December 31,
	2003	2002
Long-lived assets (excluding goodwill):
North America	$49,624	$13,151
International	913	1,851

	$50,537	$15,002

Interwoven’s revenues are derived from software licenses, consulting and training services and customer support. It is impracticable to disaggregate software license revenue by product, because the majority of its license revenue is derived from sales of the Company’s Web content management products. The Company’s disaggregated product information is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
License	$45,936	$57,309	$112,772
Customer support	42,406	39,768	37,368
Consulting	19,028	24,120	46,525
Training	4,142	5,635	7,968

	$111,512	$126,832	$204,633

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2004.

INTERWOVEN, INC.

By:	/s/ MARTIN W. BRAUNS
Martin W. Brauns
Chief Executive Officer and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Martin W. Brauns and David M. Allen, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by ours said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/S/ MARTIN W. BRAUNS Martin W. Brauns	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/S/ DAVID M. ALLEN David M. Allen	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/S/ RONALD E.F. CODD Ronald E.F. Codd	Director	March 15, 2004

/S/ BOB L. COREY Bob L. Corey	Director	March 15, 2004

/S/ FRANK J. FANZILLI, JR. Frank J. Fanzilli, Jr.	Director	March 15, 2004

/S/ KATHRYN C. GOULD Kathryn C. Gould	Director	March 15, 2004

/S/ THOMAS L. THOMAS Thomas L. Thomas	Director	March 15, 2004

/S/ ANTHONY ZINGALE Anthony Zingale	Director	March 15, 2004

INTERWOVEN, INC.

EXHIBITS TO FORM 10-K ANNUAL REPORT

For the year ended December 31, 2003

Number	Exhibit Title
10.32	Loan Modification Agreement dated November 17, 2003 between Silicon Valley Bank and iManage, Inc.

10.33	Assumption Agreement dated November 17, 2003 between Silicon Valley Bank and Interwoven, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Independent Auditors’ Consent.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.