Form 10-Q
period 2004-03-31
INTERWOVEN INC
filed 2004-05-07
CIK 1042431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):     Yes  ☐    No  ☒

As of April 29, 2004, there were approximately 40,425,000 shares of the registrant’s common stock outstanding.

INTERWOVEN, INC.

1

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERWOVEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,853	$43,566
Short-term investments	85,113	96,921
Accounts receivable, net	25,563	33,834
Prepaid expenses and other current assets	10,459	8,629

Total current assets	178,988	182,950
Property and equipment, net	7,055	7,403
Goodwill, net	186,208	185,991
Other intangible assets, net	39,386	43,134
Other assets	2,347	2,347

Total assets	$413,984	$421,825

Liabilities and Stockholders’ Equity
Current liabilities:
Bank borrowings	$904	$1,213
Accounts payable	3,690	4,576
Accrued liabilities	17,638	22,961
Restructuring and excess facilities accrual	14,721	15,733
Deferred revenues	48,018	44,066

Total current liabilities	84,971	88,549

Accrued liabilities	2,340	912
Restructuring and excess facilities accrual	27,779	31,430

Total liabilities	115,090	120,891

Commitments and contingencies
Stockholders’ equity:
Common stock	40	40
Additional paid-in capital	696,155	693,773
Deferred stock-based compensation	(6,959)	(9,564)
Accumulated other comprehensive income (loss)	(18)	25
Accumulated deficit	(390,324)	(383,340)

Total stockholders’ equity	298,894	300,934

Total liabilities and stockholders’ equity	$413,984	$421,825

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
License	$16,676	$9,151
Support and service	20,718	16,435

Total revenues	37,394	25,586

Cost of revenues:
License	3,159	702
Support and service	9,438	8,400

Total cost of revenues	12,597	9,102

Gross profit	24,797	16,484

Operating expenses:
Sales and marketing	17,728	14,923
Research and development	7,574	5,922
General and administrative	2,937	3,173
Amortization of stock-based compensation	2,605	514
Amortization of intangible assets	1,207	444
Restructuring and excess facilities charges	—	1,066

Total operating expenses	32,051	26,042

Loss from operations	(7,254)	(9,558)
Interest income and other, net	513	899

Loss before provision for income taxes	(6,741)	(8,659)
Provision for income taxes	243	441

Net loss	$(6,984)	$(9,100)

Basic and diluted net loss per common share	$(0.17)	$(0.36)

Shares used in computing basic and diluted net loss per common share	40,137	25,541

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,984)	$(9,100)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,225	1,793
Amortization of stock-based compensation	2,605	514
Amortization of intangible assets and purchased technology	3,797	444
Reduction in allowance for doubtful accounts and sales returns	(326)	(38)
Changes in operating assets and liabilities:
Accounts receivable	8,597	5,494
Prepaid expenses and other assets	(1,882)	(113)
Accounts payable and accrued liabilities	(4,830)	(1,498)
Restructuring and excess facilities accrual	(4,880)	(2,144)
Deferred revenues	3,952	(1,984)

Net cash provided (used in) by operating activities	1,274	(6,632)

Cash flows from investing activities:
Purchases of property and equipment	(877)	(257)
Purchases of investments	(6,840)	(32,844)
Maturities and sales of investments	18,657	28,529

Net cash provided by (used in) investing activities	10,940	(4,572)

Cash flows from financing activities:
Payment of bank borrowings	(309)	—
Net proceeds from issuance of common stock	2,382	134
Repurchases of common stock	—	(5)

Net cash provided by financing activities	2,073	129

Net increase (decrease) in cash and cash equivalents	14,287	(11,075)
Cash and cash equivalents at beginning of period	43,566	58,855

Cash and cash equivalents at end of period	$57,853	$47,780

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on short-term investments	$9	$15

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Interwoven, Inc. (“Interwoven” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire year or for any other period.

The consolidated balance sheet as of December 31, 2003 has been derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in the Company’s Annual Report on Form 10-K.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

On November 18, 2003, the Company effected a one-for-four reverse stock split. All share and per share information included in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Effective January 1, 2004, the Company changed the functional currency of its foreign subsidiaries from the United States Dollar to the local currency due to the increased operations and activity of the foreign subsidiaries associated with the merger with iManage, Inc. (“iManage”). As a result of the merger, the foreign subsidiaries have increased resources locally, requiring less support from the domestic parent and will incur increased operational costs that will be paid locally, in local currency. Accordingly, all assets and liabilities are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, the Company recorded an initial foreign currency translation adjustment of $52,000 for the three months ended March 31, 2004. The cumulative foreign currency translation adjustment as of March 31, 2004 totaled $52,000.

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

Collectibility is probable. The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection and product acceptance for each customer within each geographic sales region. The Company typically sells to customers, for whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and ultimately their ability to pay. If the Company determines from the outset of an arrangement or based on historical experience in a specific geographic region that collectibility is not probable based upon its review process, revenue is recognized as payments are received. The Company periodically reviews collection patterns from its geographic locations to ensure that its historical collection results provide a reasonable basis for revenue recognition upon signing of an arrangement. In the three months ended March 31, 2004, the Company determined that it had sufficient evidence in Japan and Singapore to begin recognizing revenue on an accrual basis. Previously, revenues had been recognized in those countries only when cash was received. The impact of this change was not material to the consolidated statement of operations.

The Company allocates revenue to each element in software arrangements involving multiple elements based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence of fair value (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the support and professional services components including consulting and training services of its perpetual license arrangements. The Company sells its professional services separately, and has established VSOE on this basis. VSOE for support is determined based upon the customer’s annual renewal rates for this element. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from support services is recognized ratably over their respective support period. The Company recognizes revenue from time-based licenses ratably over the license terms as the Company does not have VSOE for the individual elements in these arrangements.

Support and service revenues consist of professional services (consulting and training services) and support fees. The Company’s professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of the software. The Company’s software products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.

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

Allowance for Doubtful Accounts

The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2004 and December 31, 2003, the Company’s allowance for doubtful accounts was $1.3 million and $1.5 million, respectively.

Allowance for Sales Returns

The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The Company specifically analyzes its revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At March 31, 2004 and December 31, 2003, the Company’s allowance for sales returns was $642,000 and $745,000, respectively.

Risks and Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains substantially all of its cash and cash equivalents and short-term investments with five financial institutions domiciled in the United States. The Company performs ongoing evaluations of its customers’ financial condition and generally requires no collateral from its customers on accounts receivable.

The Company relies on software licensed from third parties, including software that is integrated with internally developed software and used to perform key functions. These software license agreements expire on various dates from 2005 to 2009 and are renewable automatically and/or with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If the Company cannot renew these licenses, shipments of its products could be delayed until equivalent software could be developed or licensed and integrated into its products. These types of delays could seriously harm the Company’s business. In addition, the Company would be seriously harmed if the providers from whom the Company licenses its software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to the Company on commercially reasonable terms or at all. Each of these license agreements may be renewed only with the other party’s written consent.

Goodwill and Other Intangible Assets

Through December 31, 2001, goodwill and other intangible assets were amortized using the straight-line method over lives of two to five years. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant.

Impairment of Long-Lived Assets

The Company accounts for the impairment and disposal of long-lived assets utilizing SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and carryforwards of net operating losses and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be recovered.

Stock-based Compensation

At March 31, 2004, the Company had six stock-based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The resulting stock-based compensation is amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach is consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued until vested. Compensation expense resulting from non-employee options is amortized to expense using an accelerated method.

Pro Forma Net Loss and Net Loss per Share

The Company has adopted the interim disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. These disclosure provisions require disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation to be displayed prominently and in a tabular format. Had compensation cost been determined based on the fair value at the grant date, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(6,984)	$(9,100)
Stock-based employee compensation included in net loss as reported, net of related tax	2,605	514
Stock-based employee compensation using the fair value method, net of related tax	(5,127)	(6,124)

Pro forma	$(9,506)	$(14,710)

Basic and diluted net loss per common share:
As reported	$(0.17)	$(0.36)
Pro forma	$(0.24)	$(0.56)

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected life from vest date of option	1.0 year	1.0 year
Risk-free interest rate	3.0%	2.9%
Dividend yield	0.0%	0.0%
Volatility	113.8%	93.3%

The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2003
Expected life from vest date of ESPP	0.5 year	0.5 year
Risk-free interest rate	1.3%	2.9%
Dividend yield	0.0%	0.0%
Volatility	56.8%	93.3%

Note 2. Net Loss Per Common Share

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(6,984)	$(9,100)
Weighted average shares outstanding	40,137	25,644
Weighted average unvested shares of common stock subject to repurchase	—	(103)

Shares used in computing basic and diluted net loss per common share	40,137	25,541

Basic and diluted net loss per common share	$(0.17)	$(0.36)

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2004	2003
Options to purchase common stock	10,173	6,564
Common stock subject to repurchase	—	103

	10,173	6,667

Note 3. Comprehensive Income and Loss

Other comprehensive income (loss) refers to gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from net loss.

Comprehensive loss consisted of the following items (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(6,984)	$(9,100)
Other comprehensive income (loss):
Translation adjustment	(52)	—
Unrealized gain on available-for-sale investments	9	15

Comprehensive loss	$(7,027)	$(9,085)

Accumulated other comprehensive income (loss) as of March 31, 2004 and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Unrealized gain on available-for-sale investments	$34	$25
Cumulative translation adjustment	(52)	—

	$(18)	$25

Note 4. Mergers and Acquisitions

On November 18, 2003, the Company completed the merger with iManage. iManage was a provider of collaborative content management software that enables businesses to effectively manage and collaborate on critical business content across the enterprise and its value chain of customers, partners and suppliers. The Company paid the iManage common stockholders $1.20 in cash and 0.523575 shares of the Company’s common stock in exchange for each share of iManage common stock outstanding as of the merger date. The aggregate purchase price of the acquisition was $181.7 million, which included cash payments to former iManage stockholders of $30.6 million, issuance of 13.3 million shares of common stock with an estimated fair value of $122.2 million, assumed stock options with a fair value of $18.9 million, estimated employee severance and facilities closure costs of $5.8 million and transaction costs of $4.2 million. The results of operations of iManage and the estimated fair values of the net assets acquired and liabilities assumed and incurred have been included in the results of operations of the Company since November 18, 2003.

On June 27, 2003, the Company acquired MediaBin, Inc. (“MediaBin”). MediaBin developed standards-based enterprise brand management solutions to help companies manage, produce, share and deliver volumes of digital assets, such as product photographs, advertisements, brochures, presentations, video clips and other marketing collateral. The aggregate purchase price of the acquisition was $12.9 million, which included cash of $4.2 million, issuance of 704,000 shares of common stock with an estimated fair value of $6.4 million, assumed stock options with a fair value of $683,000, estimated employee severance costs of $775,000 and transaction costs of $899,000. The results of operations of MediaBin and the estimated fair values of the net assets acquired and liabilities assumed and incurred have been included in the results of operations of the Company since June 27, 2003.

Note 5. Stock-Based Compensation

The amortization of stock-based compensation relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended March 31,
	2004	2003
Cost of support and service revenues	$121	$8
Sales and marketing	990	181
Research and development	390	314
General and administrative	1,104	11

	$2,605	$514

Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

Note 6. Goodwill and Intangible Assets

The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill. The carrying amount of the goodwill and intangible assets as of March 31, 2004 and December 31, 2003 is as follows (in thousands):

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Purchased technology	$33,343	$(8,476)	$24,867	$33,343	$(5,809)	$27,534
Patents and patent applications	4,506	(593)	3,913	4,506	(227)	4,279
Customer list	11,277	(1,077)	10,200	11,277	(373)	10,904
Acquired workforce	464	(58)	406	417	—	417
Non-compete agreements	6,929	(6,929)	—	6,929	(6,929)	—

Total intangible assets	56,519	(17,133)	39,386	56,472	(13,338)	43,134
Goodwill	367,779	(181,571)	186,208	367,562	(181,571)	185,991

	$424,298	$(198,704)	$225,594	$424,034	$(194,909)	$229,125

The aggregate amortization expense of intangible assets was $3.8 million and $444,000 for the three months ended March 31, 2004 and 2003, respectively. Of the $3.8 million amortization of intangible assets recorded in the three months ended March 31, 2004, $1.2 million was recorded in operating expenses and $2.6 million was recorded as amortization of purchased technology in cost of revenues.

The change in the carrying amount of goodwill for the three months ended March 31, 2004 is as follows (in thousands):

March 31, 2004
Beginning balance	$185,991
Subsequent goodwill adjustments related to business combination	217

Ending balance	$186,208

Note 7. Restructuring and Excess Facilities

The Company implemented a series of restructuring and facility consolidation plans in each of the last three years to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions

During the three months ended March 31, 2003, the Company implemented a restructuring plan in an effort to better align its expenses with expected revenues. These cost saving efforts resulted in the termination of 18 employees worldwide, throughout all functional areas. The Company recorded charges of $1.1 million associated with involuntary terminations. The workforce reductions associated with this plan were substantially completed as of March 31, 2003, and all accrued costs associated with this plan were paid prior to December 31, 2003.

Excess Facilities

As a result of staffing reductions, the Company performed an evaluation of its facilities requirements and identified facilities that were in excess of current and estimated future needs. The Company recorded charges in each of the last three years associated with the abandonment of identified excess facilities and, due to the continued deterioration of the commercial real estate market, has revised its assumptions regarding future estimated sublease income on several occasions.

At March 31, 2004, the Company had $40.8 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $16.6 million. The facilities charges were an estimate as of March 31, 2004. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities are being marketed for sublease and all are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges that could materially affect the Company’s consolidated financial position and results of operations. The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional payments in future periods.

The following table summarizes the estimated payments associated with these charges (in thousands):

Years Ending December 31,	Work Force Reduction	Excess Facilities	Total
2004 (remaining nine months)	$1,674	$9,525	$11,199
2005	—	11,419	11,419
2006	—	9,146	9,146
2007	—	6,264	6,264
2008	—	1,467	1,467
Thereafter	—	3,005	3,005

	$1,674	$40,826	$42,500

The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

	Workforce Cost	Non-Cancelable Lease Commitments and Other	Total
Balance at December 31, 2003	$2,651	$44,512	$47,163
Restructuring and excess facilities charges	217	—	217
Cash payments	(1,194)	(3,686)	(4,880)

Balance at March 31, 2004	$1,674	$40,826	$42,500

Note 8. Borrowings

In May 2001, the Company entered into a $20.0 million line of credit agreement with a financial institution. Borrowings under the line of credit agreement bear interest at the bank’s prime rate (4.00% at March 31, 2004) and are secured by cash. The line of credit agreement expires on July 31, 2004. At March 31, 2004, there were no borrowings under this line of credit agreement.

In August 2001, the Company entered into a $15.2 million line of credit agreement with another financial institution. Borrowings under the line of credit agreement bear interest at the lower of 1% below the bank’s prime rate (4.00% at March 31, 2004) or 1.5% above LIBOR in effect on the first day of the term. Borrowings under the line of credit agreement are secured by cash. In December 2002, this line of credit agreement was amended to reduce the maximum principal amount available to borrow to $7.5 million. The line of credit agreement expires on December 31, 2004. At March 31, 2004, there were no borrowings under this line of credit agreement.

In connection with the merger with iManage, the Company assumed a term loan with a bank secured by certain of the Company’s property and equipment. The term loan bears interest at the greater of prime (4.00% at March 31, 2004) plus 0.50% or 4.75%. At March 31, 2004 and December 31, 2003, amounts outstanding under the term loan were $904,000 and $1.2 million, respectively. Outstanding borrowings are payable monthly in installments of principal and interest, with the outstanding principal balance to be repaid by November 2004.

The Company has no financial covenant requirements associated with its lines of credit and the term loan. Interest expense was $9,000 for the three months ended March 31, 2004. The Company had no interest expense for the three months ended March 31, 2003 as there were no outstanding borrowings. Cash paid for interest was $13,000 for the three months ended March 31, 2004.

Note 9. Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. It also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, during the first quarter of 2003. The following is a summary of the agreements that the Company has determined is within the scope of FIN No. 45.

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

The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for other acts, such as personal property damage, of the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.

Note 10. Recent Accounting Pronouncements

In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN No. 46R”), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Public companies must apply FIN No. 46R to entities considered to be special purpose entities no later than the end of the first reporting period that ended after December 15, 2003, and no later then the first reporting period that ends after March 15, 2004 for all other entities. The Company adopted FIN No. 46 in the three months ended March 31, 2004. As the Company does not have any interests in variable interest entities, the adoption of FIN No. 46 did not have a material effect on the Company’s consolidated financial statements.

Note 11. Contingencies

Beginning 2001, Interwoven and certain of its officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were named against iManage, its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for the Interwoven October 8, 1999 initial public offering and January 26, 2000 follow-on public offering, and iManage’s November 17, 1999 initial public offering, failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against Interwoven and iManage and certain officers and directors of Interwoven and iManage. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of Interwoven’s and iManage’s respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and Interwoven and iManage, together with the other issuers named thereunder and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, the respective insurance carriers of Interwoven and iManage have agreed to assume Interwoven’s and iManage’s entire payment obligation under the terms of the settlement. This settlement will be presented to the District Court for approval in the coming months; however, there can be no guarantee that the District Court will approve the settlement.

In October 2002, a former employee of iManage filed the first amended complaint in the Circuit Court of Cook County, Illinois against iManage and certain of its then-current executive officers. The complaint alleges the plaintiff’s entitlement to 18,000 shares of iManage common stock that were never issued, breach of contract, breach of fiduciary duty and fraudulent concealment. The plaintiff is seeking damages of approximately $700,000 plus unspecified punitive damages. The Company believes that the allegations against iManage and its former officers and directors are without merit, and intends to contest this matter vigorously, however, there can be no guarantee that this matter will be resolved without costly litigation or in a manner that is not adverse to the Company’s consolidated financial position, results of operations or cash flows.

In addition to the matters mentioned above, the Company has been named as a defendant in various employment-related lawsuits and as a party to other threathened legal actions that have arisen in the normal course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s results of operations, cash flows or financial position in a particular period.

The Company accrues for loss contingencies when available information indicates that it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies.

Note 12. Significant Customer Information and Segment Reporting

The Company has adopted the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

The following table presents geographic information (in thousands):

	Three Months Ended March 31,
	2004	2003
Revenues:
North America	$25,590	$16,309
International	11,804	9,277

	$37,394	$25,586

	March 31, 2004	December 31, 2003
Long-lived assets (excluding goodwill):
North America	$45,618	$49,624
International	823	913

	$46,441	$50,537

The Company’s revenues are derived from software licenses, consulting and training services and customer support. It is impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
License	$16,676	$9,151
Customer support	14,357	10,605
Consulting	5,539	4,485
Training	822	1,345

	$37,394	$25,586

No customer accounted for more than 10% of the total revenues in the three months ended March 31, 2004 and 2003. At March 31, 2004 and 2003, no single customer accounted for more than 10% of the accounts receivable balance.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates,” “expects,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from expectations include those set forth in the following discussion, and, in particular, the risks discussed below under the subheading “Factors That May Impact Our Business” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview

Incorporated in March 1995, Interwoven provides enterprise content management software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, emails and presentations, Web images, graphics, content and applications code, across the enterprise and its value chain of customers, partners and suppliers. Our enterprise content management or ECM platform consists of six integrated software product offerings, delivering customers end-to-end content lifecycle management. Customers have deployed our products for enterprise initiatives such as brand management, enterprise portals, global Web content management, content distribution, corporate governance, deal management and online self-service. We have licensed our software products to more than 2,800 organizations worldwide. We market and license our software products and services primarily through a direct sales force and augment our sales efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. We had 692 employees at March 31, 2004.

In June 2003, we completed the acquisition of MediaBin and, in November 2003, we completed our merger with iManage. The results of operations of MediaBin and iManage have been included prospectively from the closing dates of these transactions. Accordingly, our financial results for the quarter ended March 31, 2004 are not directly comparable to those for the comparable quarter ended March 31, 2003.

Results of Operations

Revenues

The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003	Change
License	$16,676	$9,151	82%
Percentage of total revenues	45%	36%
Support and service	20,718	16,435	26%
Percentage of total revenues	55%	64%

	$37,394	$25,586	46%

Total revenues increased 46% from $25.6 million for the three months ended March 31, 2003 to $37.4 million for the three months ended March 31, 2004. We believe that the increase in revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 was attributable to revenues from our collaborative content management product, WorkSite, acquired in our merger with iManage, revenues from sales of digital asset management products from our acquisition of MediaBin and higher TeamSite revenues. Our average selling prices were $157,000 and $142,000 for the three months ended March 31, 2004 and 2003, respectively. Sales outside of North America represented 32% and 36% of our total revenues for the three months ended March 31, 2004 and 2003, respectively. Over the past several years, our business has been adversely impacted by an economic slowdown and, more specifically, a reduction in spending on information technology software applications, such as our products. Although we believe recent economic trends indicate that spending on information technology is improving, we cannot assure you that spending on software products like ours will increase and, if spending does increase, we may not see any impact on our business until after a sustained economic recovery is underway.

License. License revenues increased 82% from $9.2 million for the three months ended March 31, 2003 to $16.7 million in the same period in 2004. We believe that the increase in license revenues was attributable to revenues from our collaborative content management products acquired in our merger with iManage, revenues from our digital asset management products acquired from MediaBin and increased sales of our Web content management software. License revenues represented 45% and 36% of total revenues for the three months ended March 31, 2004 and 2003, respectively. The increase in license revenues as a percentage of total revenues was due to the inclusion of iManage’s results for the full quarter of 2004, as the historical iManage business had a higher proportion of license revenues to service revenues, as well as lower growth rates in our consulting and training services.

Support and Service. Support and service revenues increased 26% from $16.4 million for the three months ended March 31, 2003 to $20.7 million for the three months ended March 31, 2004. The increase in support and service revenues was the result of higher customer support revenues from our larger installed base of customers ($3.8 million) and, to a lesser extent, higher consulting services revenues ($1.1 million), offset by lower training services revenues ($523,000), as a result of the additions of our collaborative content management and digital asset management products. Support and service revenues accounted for 55% and 64% of total revenues for the three months ended March 31, 2004 and 2003, respectively.

To the extent that our license revenues decline in the future, our support and service revenues may also decline. Specifically, a decline in license revenues may result in fewer consulting engagements. Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a decline in customer support revenues. However, since customer support revenues are recognized over the duration of the support contract, we believe the impact will lag a decline in license revenues. Lastly, we expect that our system integrator and reseller partners will begin to provide a greater portion of the consulting and training services associated with our products, which will result in slower revenue growth for our consulting services when compared to customer support services or even a decline in consulting and training revenues.

Cost of Revenues

The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003	Change
License	$3,159	$702	350%
Percentage of total revenues	8%	3%
Support and service	9,438	8,400	12%
Percentage of total revenues	25%	33%

	$12,597	$9,102	38%

License. Cost of license includes expenses incurred to manufacture, package and distribute our software products and related documentation, amortization of purchased technology associated with the MediaBin and iManage acquisitions, as well as costs of licensing third-party software embedded in or sold in conjunction with our software products. Cost of license represented 19% and 8% of total license revenues for the three months ended March 31, 2004 and 2003, respectively. The increases in cost of license in absolute dollars and as a percentage of total revenues from the three months ended March 31, 2003 to the same period in 2004 were attributable to amortization of purchased technology associated with our recent business combinations of $2.6 million slightly offset by lower royalties to third parties.

Based only on acquisitions completed through 2003, we expect the amortization of purchased technology classified as a cost of license revenues to be $7.8 million in the remaining nine months in 2004, $10.4 million in 2005, $9.2 million in 2006 and $399,000 in 2007. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of the products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded with our software are under fixed fee arrangements.

Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting services, training and support personnel, costs associated with delivering product updates to customers under active support contracts, subcontractor expenses, facilities, shared services and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 12% to $9.4 million in the three months ended March 31, 2004 from $8.4 million in the same period in 2003. The increase in cost of support and service revenues from the three months ended March 31, 2003 to the same period in 2004 was due primarily to higher personnel costs of $466,000 as a result of higher headcount and higher costs for subcontractor fees of $536,000 as a result of the increased usage of outside consulting firms to supplement our current services capacity. Cost of support and service revenues represented 46% and 51% of support and service revenues in the three months ended March 31, 2004 and 2003, respectively. The decrease in cost of support and service revenues as a percentage of related revenues was primarily attributable to an increase in support revenues as a percentage of total support and service revenues, as support revenues generally have higher gross margins than consulting services and training. Support and service headcount was 176 and 160 at March 31, 2004 and 2003, respectively. The increase in headcount from 2003 to 2004 was due to the iManage merger.

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

Operating Expenses

Sales and Marketing

The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003	Change
Sales and marketing	$17,728	$14,923	19%
Percentage of total revenues	47%	58%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel, facilities, shared services and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased 19% from $14.9 million for the three months ended March 31, 2003 to $17.7 million for the same period in 2004. The increase in sales and marketing expense from the three months ended March 31, 2003 to the same period in 2004 was due primarily to a $1.5 million increase in personnel costs as a result of higher average headcount in the period and $1.1 million in higher commissions as a result of higher revenues. Sales and marketing expenses represented 47% and 58% as a percentage of total revenues in the three months ended March 31, 2004 and 2003, respectively. The decline in sales and marketing expenses as a percentage of total revenues is due to increased revenues, as well as the realization of cost savings from the expected economies of scale associated with the iManage and MediaBin business combinations. Sales and marketing headcount was 245 and 217 at March 31, 2004 and 2003, respectively. The increase in headcount from 2003 to 2004 was due to the iManage merger.

We anticipate that sales and marketing expenses as a percentage of total revenues will continue to decrease in 2004 from levels posted in comparable periods in 2003 due, in large part, to expected economies of scale associated with the iManage and MediaBin business combinations. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs to increase the demand for our products and the level of revenues, in particular license revenues, in each period.

Research and Development

The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003	Change
Research and development	$7,574	$5,922	28%
Percentage of total revenues	20%	23%

Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased 28% from $5.9 million for the three months ended March 31, 2003 to $7.6 million for the same period in 2004. The increase from the three months ended March 31, 2003 to the same period in 2004 was primarily due to a $1.2 million increase in personnel costs associated with a higher average headcount in the period. As a percentage of total revenues, research and development expenses were 20% and 23% in the three months ended March 31, 2004 and 2003, respectively. The decline in research and development expenses as a percentage of total revenues is due to increased revenues, as well as the realization of cost savings from the expected economies of scale associated with the iManage and MediaBin business combinations. Research and development headcount was 188 and 130 at March 31, 2004 and 2003, respectively. The increase in headcount in 2004 over 2003 was due to the iManage and MediaBin acquisitions. We expect that research and development expenses in 2004 will continue to decline slightly as a percentage of total revenues when compared to comparable periods in 2003 as we continue to manage our expenses and realize greater cost efficiencies.

General and Administrative

The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003	Change
General and administrative	$2,937	$3,173	(7)%
Percentage of total revenues	8%	12%

General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources and legal, as well as insurance, professional fees, facilities costs and provisions for doubtful accounts. General and administrative expenses decreased 7% from $3.2 million in the three months ended March 31, 2003 to $2.9 million in the same period in 2004. The decrease was primarily due to a $78,000 decline in travel and recruiting expenses and a $100,000 reduction in the provision for doubtful accounts. As a percentage of total revenues, general and administrative expenses were 8% and 12% in the three months ended March 31, 2004 and 2003, respectively. The decline in general and administrative expenses as a percentage of total revenues is due to increased revenues, as well as the realization of cost savings from the expected economies of scale associated with the iManage and MediaBin business combinations. General and administrative headcount was 83 and 78 at March 31, 2004 and 2003, respectively. The increase in headcount from 2003 to 2004 was due to the iManage merger. We anticipate that general and administrative expenses will continue to decline slightly as a percentage of total revenues in 2004 when compared to comparable periods in 2003 due to continued cost control efforts and economies of scale associated with our recent business combinations.

Amortization of Stock-Based Compensation

The following sets forth, for the periods indicated, our amortization of stock-based compensation (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003	Change
Amortization of stock-based compensation	$2,605	$514	407%
Percentage of total revenues	7%	2%

We recorded deferred stock-based compensation in connection with stock options assumed in our business combinations and stock options granted prior to our initial public offering. Amortization of stock-based compensation was $2.6 million and $514,000 for the three months ended March 31, 2004 and 2003, respectively. The increase in amortization of stock-based compensation in the three months ended March 31, 2004 from the same period in 2003 was primarily attributable to the amortization of stock-based compensation from stock options assumed as part of the acquisition of MediaBin in June 2003 and the merger with iManage in November 2003. Based only on deferred stock-based compensation recorded through March 31, 2004, we expect the amortization of deferred stock-based compensation to be $4.1 million in the remaining nine months in 2004, $2.1 million in 2005, $659,000 in 2006 and $76,000 in 2007.

Amortization of Intangible Assets

The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003	Change
Amortization of intangible assets	$1,207	$444	172%
Percentage of total revenues	3%	2%

Amortization of intangible assets was $1.2 million and $444,000 for the three months ended March 31, 2004 and 2003, respectively, and consists of amortization expense related to customer lists and assembled workforce associated with our business combinations. The increase in amortization of intangible assets from the three months ended March 31, 2004 from the same period in 2003 is due to the addition of intangible assets amortization associated with the merger with iManage and the acquisition of MediaBin. We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002, and, as a result, we ceased amortizing goodwill. Based on the intangible assets balance as of March 31, 2004, we expect amortization of intangible assets to be $3.3 million in the remaining nine months of 2004, $3.1 million in 2005, $2.8 million in 2006 and $2.4 million in 2007.

Restructuring and Excess Facilities Charges

The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003	Change
Restructuring and excess facilities charges	$—	$1,066	(100)%
Percentage of total revenues	—%	4%

During the three months ended March 31, 2003, we implemented a restructuring plan in an effort to better align our expenses with our revenues and improve operational performance. As a result of this plan, we recorded a charge of $1.1 million associated with workforce reductions, primarily severance benefits associated with involuntary terminations.

We have continued to review our operational performance across the Company and will continue to make cost adjustments to better align our expenses with our revenues. As a result, during the three months ended June 30, 2004, we expect to record a charge of $1.0 million to $1.5 million for severance benefits associated with workforce reductions in certain functional areas. In addition, we will continue to evaluate our current facilities requirements to identify facilities that are in excess of our current and estimated future needs, as well as evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations.

Interest Income and Other, Net

The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003	Change
Interest income and other, net	$513	$899	(43)%
Percentage of total revenues	1%	4%

Interest income and other decreased $386,000, or 43%, from $899,000 for the three months ended March 31, 2003 to $513,000 for the three months ended March 31, 2004. The decreases were due to lower interest rates on our cash and investments and a lower average balance of cash, cash equivalents and investments during each successive period.

Provision for Income Taxes

The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,
	2004	2003	Change
Provision for income taxes	$243	$441	(45)%
Percentage of total revenues	1%	2%

The provision for income taxes recorded for the three months ended March 31, 2004 and 2003 related to state and international taxes. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. At such time, it is determined that it is not likely that the assets will be realized. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased $2.5 million, or 2%, to $143.0 million as of March 31, 2004 from $140.5 million at December 31, 2003.

Cash provided by (used in) in the three-months ended March 31, 2004 and 2003 is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Cash provided by (used in) operating activities	$1,274	$(6,632)
Cash provided by (used in) investing activities	$10,940	$(4,572)
Cash provided by financing activities	$2,073	$129

Operating Activities. Net cash provided by operating activities of $1.3 million in the three months ended March 31, 2004 resulted from a net loss of $7.0 million, offset by depreciation and amortization of $1.2 million, amortization of stock-based compensation of $2.6 million and amortization of intangible assets of $3.8 million, as well as a decrease of $8.6 million in accounts receivable and an increase of $4.0 million in deferred revenue. These amounts were partially offset by an increase of $1.9 million in prepaid expenses and other assets, a decrease of $4.9 million in restructuring and excess facilities charges and a decrease of $4.8 million in accounts payable and accrued liabilities.

Net cash used in operating activities of $6.6 million for the three months ended March 31, 2003 primarily resulted from a net loss of $9.1 million, offset by depreciation and amortization of $1.8 million, amortization of stock-based compensation of $514,000 and amortization of intangible assets of $444,000, as well as a decrease of $5.5 million in accounts receivable. These amounts were partially offset by a decrease of $1.5 million in accounts payable and accrued liabilities, a decrease of $2.0 million in deferred revenues and a decrease of $2.1 million in restructuring and excess facilities charges.

A number of non-cash items were charged to expense and increased our net loss in the three months ended March 31, 2004 and 2003, respectively. These items include depreciation and amortization of property and equipment and intangible assets and amortization of deferred stock-based compensation. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.

Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 62 days and 59 days on March 31, 2004 and 2003, respectively. Our days outstanding increased slightly at March 31, 2004 from March 31, 2003 due to an increase in customer support contract billings in the three months ended March 31, 2004, which added to our outstanding accounts receivable and deferred revenues. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

Investing Activities. Net cash provided by investing activities was $10.9 million in the three months ended March 31, 2004. This primarily resulted from net proceeds from investment activity of $11.8 million, comprised of $18.7 million of proceeds from the maturity and sale of investments partially offset by $6.9 million to purchase investment securities and $877,000 to purchase property and equipment.

Net cash used in investing activities was $4.6 million in the three months ended March 31, 2003. This primarily resulted from net cash usage from investment activity of $4.3 million, comprised of $32.8 million to purchase investment securities partially offset by $28.5 million in proceeds from the maturity and sale of our investments and $257,000 to purchase property and equipment.

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

Financing Activities. Net cash provided by financing activities of $2.1 million in the three months ended March 31, 2004 included $2.4 million from the net proceeds from issuance of common stock, partially offset by the repayment of bank borrowings of $309,000.

Net cash provided by financing activities of $129,000 in the three months ended March 31, 2003 included $134,000 of net proceeds from issuance of common stock, partially offset by $5,000 for the repurchase of common stock and treasury stock.

Our cash flows from financing activities are primarily the result of cash receipts from the issuance of common stock, our repurchases of common stock and treasury stock, and borrowings and payments under our lines of credit and term loan. We have used our lines of credit primarily to finance purchases of property and equipment. We receive cash from the exercise of common stock options and the sale of common stock under our Employee Stock Purchase Plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds is difficult to predict and is contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our Employee Stock Purchase Plan and general market conditions. We may continue to use lines of credit to finance our equipment purchases to the extent that such financing is available to us on acceptable terms. From time to time, our Board of Directors has approved common stock repurchase programs allowing management to repurchase shares of our common stock in the open market.

Bank Borrowings. We had available two lines of credit and a term loan at March 31, 2004. We have a $20.0 million line of credit with a financial institution, which bears interest at the bank’s prime rate, which was 4.00% at March 31, 2004 and is secured by cash. There were no outstanding borrowings at March 31, 2004 under this line of credit, which expires in July 2004. We have a $7.5 million line of credit with another financial institution, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. This line of credit agreement expires in December 2004. There were no outstanding borrowings under this line of credit as of March 31, 2004.

In connection with the iManage merger, we assumed a term loan with a bank secured by certain of our property and equipment. The loan bears interest at the greater of prime plus 0.50% or 4.75%. Principal payments are due quarterly and will continue until November 2004 when the remaining outstanding balance is due in full. At March 31, 2004, we had $904,000 outstanding under the term loan.

There are no covenant requirements under any of our lines of credit or the term loan.

Facilities. We lease our facilities under operating lease agreements that expire at various dates through 2016. As of March 31, 2004, minimum cash payments due under our operating lease obligations totaled $82.5 million. The following presents our prospective future lease payments under these agreements as of December 31, excluding our estimate of potential sublease income (in thousands):

Years Ending December 31,	Occupied Facilities	Excess Facilities	Future Lease Payments
2004 (remaining nine months)	$6,515	$9,271	$15,786
2005	8,519	12,658	21,177
2006	8,274	12,352	20,626
2007	5,147	8,518	13,665
2008	886	1,991	2,877
Thereafter	6,046	2,307	8,353

	$35,387	$47,097	$82,484

Of these future minimum lease payments, we have accrued $40.8 million in the restructuring and excess facilities accrual at March 31, 2004. This accrual includes $10.3 million of estimated operating expenses associated with excess facilities and sublease commencement costs and is net of our estimate of sublease income of $16.6 million.

We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016.

At March 31, 2004, we had $14.1 million outstanding under standby letters of credit, which are secured by substantially all of our assets. The following presents the outstanding commitments under these agreements at each respective balance sheet date for the next five years (in thousands):

Years Ending December 31,	Standby Letters of Credit
2004	$13,939
2005	$13,772
2006	$13,678
2007	$1,271
2008 and thereafter	$1,000

We anticipate that our current cash, cash equivalents and short-term investments, together with our existing lines of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

Financial Risk Management

As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-United States dollar-denominated revenues and operating expenses in Europe, Asia Pacific, Australia and Canada. At the present time, the exposure is not significant. We do not anticipate significant currency gains or losses in the near term.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss). These securities are not leveraged and are held for purposes other than trading.

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

At the outset of our customer arrangements, if we determine that the arrangement fee is not fixed or determinable, we recognize revenue when the arrangement fee becomes due and payable. We assess whether the fee is fixed or determinable based on the payment terms associated with each transaction. If a significant portion of a fee is due beyond our normal payments terms, which generally does not exceed 180 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due. We do not offer product return rights to resellers or end users. We determine collectibility on a case-by-case basis, following analysis of the general payment history within the geographic sales region and a customer’s years of operation, payment history and credit profile. If we determine from the outset of an arrangement that collectibility is not probable based upon our review process, we recognize revenue as payments are received. We periodically review collection patterns from our geographic locations to ensure historical collection results provide a reasonable basis for revenue recognition upon signing of an arrangement. In the three months ended March 31, 2004, we determined that sufficient evidence existed in Japan and Singapore to begin recognizing revenue on an accrual basis. Previously, revenues had been recognized in those countries only when cash was received. The impact of this change was not material to the consolidated statement of operations.

Support and service revenues consist of professional services and support fees. Professional services consist of software installation and integration, training and business process consulting. Professional services are predominantly billed on a time-and-materials basis and we recognize revenues as the services are performed.

Support contracts are typically priced as a percentage of the product license fee and generally have a one-year term, renewable annually. Services provided to customers under support contracts include technical product support and unspecified product upgrades. Deferred revenues from advanced payments for support contracts are recognized ratably over the term of the agreement, which is typically one year.

Allowance for Doubtful Accounts. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2004 and December 31, 2003, our allowance for doubtful accounts balance, which related to specific accounts where we believe collection is not probable and to a lesser extent our historical experience applied to accounts receivable not specifically reserved, was $1.3 million and $1.5 million, respectively. These amounts represent 5% and 4% of total accounts receivable at March 31, 2004 and December 31, 2003.

Allowance for Sales Returns. From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management specifically analyzes the Company’s revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At March 31, 2004 and December 31, 2003, our allowance for sales returns was $642,000 and $745,000, respectively.

Restructuring and Excess Facilities Accrual. In order to better align our cost structure with our revenues, we implemented a series of restructuring and facility consolidation plans. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions

In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At March 31, 2004, $1.7 million was accrued for future severance and termination benefits payments.

Excess Facilities

In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value of expected sublease income over the remainder of the lease term and of related exit costs if any, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and all are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At March 31, 2004, we had $40.8 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $16.6 million. We reassess our excess facilities liability each period based on current real estate market conditions.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2004, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

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

We performed and completed our required annual impairment testing in the third quarter of 2003. Upon completing our reviews, we determined that the carrying value of our recorded goodwill had not been impaired. Accordingly, no impairment charge was recorded as a result of our tests under SFAS No. 142. We expect to perform our annual impairment test in the third quarter of 2004.

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

The following table reflects the expected future amortization of intangible assets (in thousands):

Years Ending December 31,	Amortization of Intangible Assets	Amortization of Purchased Technology	Total
2004 (remaining nine months)	$3,304	$7,769	$11,073
2005	3,126	10,358	13,484
2006	2,819	9,164	11,983
2007	2,446	399	2,845

The amortization expense related to the intangible assets may be accelerated in the future if we reduce the estimated useful life of the intangible assets, for example if expected cash flows to be generated by these assets decline.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 10. Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item. 1.

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

You should consider carefully the following factors, in addition to other information in this Quarterly Report on Form 10-Q, in evaluating our business.

We have incurred losses throughout our operating history and may not be able to achieve consistent profitability.

We have incurred operating losses on a quarterly and annual basis throughout our history. As of March 31, 2004, we had an accumulated deficit of $390.3 million. We must increase our license and support and service revenues to achieve profitable operations and sustain cash flow results. If our revenues do not grow, we will not become profitable. In fact, our revenues may decline from earlier periods resulting in greater operating losses and significant negative cash flows.

Many factors can cause our revenues to fluctuate on a quarterly basis and if we fail to satisfy the expectations of investors or market analysts, our stock price may decline.

Our quarterly operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors impacting these fluctuations are likely to be:

•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the number of new information technology initiatives launched by our customers;

•	the size and complexity of our license transactions;

•	potential delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	changes in competitors’ product offerings;

•	sales force capacity and the influence of resellers and systems integrator partners;

•	the impact of our sales commission and incentive plans; and

•	seasonal variations in our operating results.

If our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.

Support and service revenues have represented a larger percentage of our total revenues in 2004 and 2003. Our support and service revenues are vulnerable to reduced demand and increased competition.

Our support and service revenues represented 55% and 64% of total revenues for the three months ended March 31, 2004 and 2003, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Demand for these services is also impacted by competition from independent service providers and systems integrators with knowledge of our software products. The economic slowdown over the past three years, and the corresponding reduction in information technology spending, has increased competition for service engagements and has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If these factors continue to affect our business, our support and service revenues may continue to decline and may have a material and adverse effect on our consolidated financial condition and results of operations.

Increases in support and service revenues as a percentage of total revenues may decrease overall margins.

We realize lower margins on support and service revenues than on license revenues. In addition, we may contract with outside consultants and system integrators to supplement the services we provide to customers, which generally yields lower gross margins than our services business. As a result, if support and service revenues increases as a percentage of total revenues or if we increase our use of third parties to provide such services, our gross margins will be lower and our operating results may be adversely affected.

Our revenues are derived from a small number of software products and vertical markets.

For the three months ended March 31, 2004, we believe that most of our total revenues were derived from licensing Interwoven TeamSite Content Server and related products and services. We expect that our TeamSite product will continue to account for a significant portion of our revenues in future periods. Any decline in the demand for our TeamSite product will have a material and adverse affect on our consolidated financial condition and results of operations.

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

Further, the future success of our collaborative content management software applications depends on our ability to sell software licenses and services to large multi-national corporations in financial services, manufacturing and governments. To sell to these organizations, we must devote time and resources to hire and train sales employees to work in industries other than legal and professional service firms. Even if we are successful in hiring and training sales teams, customers in other industries may not need or sufficiently value our collaborative content management software applications.

Our future revenues are dependent in part upon our installed customer base continuing to license additional products, renew customer support agreements and purchase additional services.

Our installed customer base has traditionally generated additional license and support and service revenues. In future periods, customers may not necessarily license additional products or contract for additional support or other services. Customer support agreements are generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their support agreements or license additional products or contract for additional services, or if they reduce the scope of the support agreements, our revenues could decrease and our operating results could be adversely affected.

Economic conditions and significant world events have harmed and could continue to negatively impact our revenues and results of operations.

Our revenue growth and profitability depend on the overall demand for our enterprise content management software platforms and applications. Prolonged economic weakness in the United States and declining economic conditions worldwide have resulted in and may continue to result in lower revenues, longer sales cycles, lower average selling prices and deferred or cancelled orders. To the extent that the economy does not recover or declines, the demand for our products and services, and therefore our future revenues, will be further impacted. In addition, many of our customers have also been adversely impacted by these economic conditions and, as a result, we may find that collecting on accounts receivable may take longer than we expect or that some accounts receivable will become uncollectible.

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

Throughout 2003 and the first quarter of 2004, our sales cycles continued to lengthen due to increased organizational review by sales prospects, regardless of transaction size. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenue, which would have a material impact on our consolidated operating results and, correspondingly, our stock price.

Our sales incentive plans are based on quarterly and annual quotas by sales representatives. These sales incentive plans have accelerated commission rates in the event a representative exceeds the expected sales quota. The concentration of sales orders with any one or a few sales representatives has resulted, and in the future may result, in commission expense in excess of forecasted levels, which cause fluctuations in sales and marketing expenses. Any increase in sales and marketing expense could adversely impact our consolidated results of operation.

Because a significant portion of our revenues are influenced by referrals from strategic partners and sold through resellers, our future success depends in part on those partners, but their interests differ from ours.

Our direct sales force depends on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. Approximately 70% of our new license orders in the first quarter of 2004 were influenced by our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. We also rely on our strategic partnerships to aid in the development of our products. Losing the support of these third parties may limit our ability to penetrate our existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.

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

In recent quarters, some of our competitors have drastically reduced their price proposals in an effort to strengthen their bids and expand their customer bases. Such tactics, even if unsuccessful, could delay decisions by some customers that would otherwise purchase our software products and may reduce the ultimate selling price of our software and services and our operating results.

Our revenues from international operations are a significant part of our overall operating results. We may not successfully develop these international markets, which could harm our business.

We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the three months ended March 31, 2004, revenues from these international operations constituted approximately 32% of our total revenues. For the years ended December 31, 2003, 2002 and 2001, revenues from these international operations constituted approximately 35%, 34% and 32% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:

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

Our workforce reductions may require us to incur severance costs and reduce our facilities commitments, which may cause us to incur expenses or recognize additional financial statement charges.

Since June 30, 2001, we have reduced our worldwide employee headcount by approximately 30%. In connection with our restructuring plans and the merger with iManage, we relocated offices and abandoned facilities in the San Francisco Bay area, New York City, Boston and Austin, Texas. As a result, we are paying for facilities that we are not using and have no future plans to use. For the years ended December 31, 2003, 2002 and 2001, we have recorded charges for excess facilities, net of expected sublease income, in the amount of $12.6 million, $30.0 million and $22.2 million, respectively, and at March 31, 2004, we have an accrual for excess facilities of $40.8 million, which is net of anticipated sublease income of $16.6 million. If the commercial real estate market continues to deteriorate, or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of future sublease income in the future which may be material to our consolidated financial condition and results of operations.

We have continued to review our operational performance across the Company and will continue to make cost adjustments to better align our expenses with our revenues. As a result, during the three months ended June 30, 2004, we expect to record a charge of $1.0 million to $1.5 million for severance benefits associated with workforce reductions in certain functional areas.

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

We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into United States Dollars for reporting purposes. Our primary exposures have related to operating expenses and sales in Australia, Asia and Europe that were not United States Dollar-denominated. Historically, these risks were minimal for us, but as our international revenues and operations have grown and continue to grow, the adverse currency fluctuations could have a material adverse impact on our consolidated financial position and results of operations. The increasing use of the Euro as a common currency for members of the European Union could affect our foreign exchange exposure. We have not engaged in hedging activities to mitigate our foreign currency risk.

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

Our products currently operate on the Microsoft Windows NT, Microsoft Windows 2000, Linux, IBM AIX, Hewlett Packard UX and Sun Solaris operating environments. If other platforms become more widely used, we could be required to convert our server application products to additional platforms. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product. In addition, our products are required to interoperate with leading content authoring tools and application servers. We must continually modify and enhance our products to keep pace with changes in these applications and operating systems. If our products were to be incompatible with a popular new operating system or business application, our business could be harmed. Also, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, browsers, back-office applications and other technology-related applications, could harm our business.

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

Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. In addition, insurance companies significantly increased insurance rates as a result of higher claims over the past year, and our rates for our various insurance policies increased substantially. Further, proposed initiatives may result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results. Also, if the cost of licensing or maintaining these third-party software or other technology significantly increases, our consolidated operating results could significantly increase.

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

Further, we have $186.2 million in net goodwill and $39.4 million in net other intangible assets at March 31, 2004; we believe our goodwill and other intangible assets are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate the recoverability of our intangible assets. We must continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets. Any adverse change in our recoverability assumptions could result in the writing down of our intangible assets, which could materially impact our consolidated results of operations and financial position.

We may be required to write-off all or a portion of the goodwill value of companies acquired.

Generally accepted accounting principles in the United States require companies to review the value of acquired assets from time to time to determine whether those values have been impaired. As a result, we are required periodically to review the value reported on our balance sheet of companies we have acquired, to determine if those values should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We may in the future be required to write down the carrying value of goodwill assets, including goodwill associated with our merger with iManage.

If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment harms our consolidated operating results and financial position, and could harm the price of our stock.

There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.

Some of our current stockholders hold a substantial number of shares of our common stock, which they are able to sell in the public market, subject to restrictions under the securities laws and regulations. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. Moreover, one of our executive officers have established systematic plans under which they will sell a pre-determined number of shares per quarter, provided that a certain minimum price is obtained. These plans may be perceived poorly in the market together with the increased number of shares being made available on the market. These plans may have an adverse effect on our share price. The executive officer may also sell stock outside of the systematic plan at his election. Other executive officers are considering similar systematic sale programs. In addition, a fall in our stock price could impair our ability to raise capital through the sale of additional stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, we did not hold derivative financial instruments. At March 31, 2004, we had outstanding borrowings under a term loan totaling $904,000.

Foreign Currency Risk

The majority of our revenues and expenses are denominated in United States Dollars. As a result, we have not experienced significant foreign exchange gains and losses to date. While we do expect transactions in foreign currencies in 2004, we do not anticipate that foreign exchange gains or losses will be significant. We have engaged in only limited hedging activity to date and have no outstanding foreign currency forward contract at March 31, 2004.

Commodity Price Risk

We did not hold commodity instruments as of March 31, 2004, and have never had such instruments in the past.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning 2001, Interwoven and certain of our officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were filed against iManage, its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for our October 8, 1999 initial public offering, our January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering, failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against iManage and us and certain of iManage’s and our officers and directors. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of iManage’s and our respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and iManage and Interwoven, together with the other issuers named in those complaints and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, iManage’s and our respective insurance carriers have agreed to assume iManage’s and our entire payment obligation under the terms of the settlement. This settlement will be presented to the United States District Court for approval in the coming months; however, we cannot assure you that the District Court will approve the settlement.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)	Repurchases of Equity Securities

In September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of our common stock in the open market. At March 31, 2004, $11.3 million remained available under the program to repurchase additional shares. During the three months ended March 31, 2004, we did not repurchase any shares of our common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(a)	List of Exhibits

Exhibit No.	Description

3.01	Registrant’s Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 18, 2003 (incorporated by Reference from Exhibit 4.08 to Registrant’s Registration Statement on Form S-8, Registration No. 333-110586, filed with the Commission on November 19, 2003).

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, County of Santa Clara, State of California, on the 7th day of May 2004.

INTERWOVEN, INC.
(Registrant)

By:	/s/ MARTIN W. BRAUNS
Martin W. Brauns
President, Chief Executive Officer and Chairman of the Board

/s/ JOHN E. CALONICO, JR.
John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2004

Number	Exhibit Title

3.01	Registrant’s Fourth Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 18, 2003 (incorporated by reference from Exhibit 4.08 to Registrant’s Registration Statement on Form S-8, Registration No. 333-110586, filed with the Commission on November 19, 2003).

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.