Form 10-Q
period 2004-06-30
INTERWOVEN INC
filed 2004-08-04
CIK 1042431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of July 29, 2004, there were approximately 40,574,000 shares of the registrant’s common stock outstanding.

INTERWOVEN, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERWOVEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,572	$43,566
Short-term investments	91,862	96,921
Accounts receivable, net	24,299	33,834
Prepaid expenses and other current assets	8,982	8,629

Total current assets	175,715	182,950
Property and equipment, net	6,649	7,403
Goodwill, net	186,208	185,991
Other intangible assets, net	35,589	43,134
Other assets	2,299	2,347

Total assets	$406,460	$421,825

Liabilities and Stockholders’ Equity

Current liabilities:
Bank borrowings	$759	$1,213
Accounts payable	4,391	4,576
Accrued liabilities	18,489	22,961
Restructuring and excess facilities accrual	16,461	15,733
Deferred revenues	46,872	44,066

Total current liabilities	86,972	88,549
Accrued liabilities	2,538	912
Restructuring and excess facilities accrual	32,212	31,430

Total liabilities	121,722	120,891

Commitments and contingencies
Stockholders’ equity:
Common stock	40	40
Additional paid-in capital	695,008	693,773
Deferred stock-based compensation	(3,891)	(9,564)
Accumulated other comprehensive income (loss)	(509)	25
Accumulated deficit	(405,910)	(383,340)

Total stockholders’ equity	284,738	300,934

Total liabilities and stockholders’ equity	$406,460	$421,825

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
License	$16,502	$10,192	$33,178	$19,343
Support and service	22,993	16,003	43,711	32,438

Total revenues	39,495	26,195	76,889	51,781

Cost of revenues:
License	3,318	465	6,477	1,167
Support and service	9,500	8,182	18,938	16,582

Total cost of revenues	12,818	8,647	25,415	17,749

Gross profit	26,677	17,548	51,474	34,032
Operating expenses:
Sales and marketing	17,557	13,344	35,285	28,267
Research and development	7,713	6,082	15,287	12,004
General and administrative	3,033	3,306	5,970	6,479
Amortization of stock-based compensation	806	493	3,411	1,007
Amortization of intangible assets	1,207	444	2,414	888
In-process research and development	—	599	—	599
Restructuring and excess facilities charges	11,837	1,311	11,837	2,377

Total operating expenses	42,153	25,579	74,204	51,621

Loss from operations	(15,476)	(8,031)	(22,730)	(17,589)

Interest income and other, net	133	1,035	646	1,934

Loss before provision for income taxes	(15,343)	(6,996)	(22,084)	(15,655)

Provision for income taxes	243	198	486	639

Net loss	$(15,586)	$(7,194)	$(22,570)	$(16,294)

Basic and diluted net loss per common share	$(0.39)	$(0.28)	$(0.56)	$(0.64)

Shares used in computing basic and diluted net loss per common share	40,420	25,660	40,278	25,601

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(22,570)	$(16,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,311	3,469
Amortization of stock-based compensation	3,411	1,007
Amortization of intangible assets and purchased technology	7,594	888
Reduction in allowance for doubtful accounts and sales returns	(485)	(78)
In-process research and development	—	599
Changes in operating assets and liabilities:
Accounts receivable	9,772	6,105
Prepaid expenses and other assets	(305)	66
Accounts payable and accrued liabilities	(3,080)	(3,517)
Restructuring and excess facilities accrual	1,293	(4,296)
Deferred revenues	2,806	(4,110)

Net cash provided by (used in) operating activities	747	(16,161)

Cash flows from investing activities:
Purchases of property and equipment	(1,557)	(516)
Cash paid for business acquired, net	—	(4,198)
Purchases of investments	(7,159)	(50,065)
Maturities and sales of investments	11,932	70,487

Net cash provided by investing activities	3,216	15,708

Cash flows from financing activities:
Payment of bank borrowings	(454)	—
Net proceeds from issuance of common stock	3,497	866
Repurchases of common stock	—	(5)

Net cash provided by financing activities	3,043	861

Net increase in cash and cash equivalents	7,006	408
Cash and cash equivalents at beginning of period	43,566	58,855

Cash and cash equivalents at end of period	$50,572	$59,263

Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on short-term investments	$(286)	$(104)

Common stock issued in business combination	$—	$7,042

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

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Interwoven, Inc. (“Interwoven” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the entire year or for any other period.

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

Effective January 1, 2004, the Company changed the functional currency of its foreign subsidiaries from the United States Dollar to the local currency due to the increased operations and activity of the foreign subsidiaries associated with the merger with iManage, Inc. (“iManage”). As a result of the merger, the foreign subsidiaries have increased resources locally, requiring less support from the domestic parent and will incur increased operational costs that will be paid locally, in local currency. Accordingly, all assets and liabilities are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, the Company recorded an unrealized loss due to foreign currency translation of $196,000 for the three months ended June 30, 2004. The cumulative foreign currency translation adjustment as of June 30, 2004 is represented by a cumulative unrealized loss of $248,000.

Revenue Recognition

Revenue consists principally of software license, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue is recognized under the residual method in a multiple element arrangement in which company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of support and other services is based on the Company’s customary pricing for such support and services when sold separately. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

Persuasive evidence of an arrangement exists. The Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, which is signed by both the customer and the Company, or a signed purchase order from the customer and the customer has previously executed a standard license arrangement with the Company. The Company does not offer product return rights to customers.

Delivery has occurred. The Company’s software may be either physically or electronically delivered to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the terms of the agreement or when the software is made available to the customer through electronic delivery.

The fee is fixed or determinable. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the arrangement fee becomes due and payable. Fees due under an arrangement are generally deemed not to be fixed or determinable if a portion of the license fee is beyond the Company’s normal payment terms, which are generally no greater than 180 days from the date of invoice.

Collectibility is probable. The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection for each customer and market acceptance of our products within each geographic sales region. The Company typically sells to customers for whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and, ultimately, their ability to pay. If the Company determines from the outset of an arrangement or based on historical experience in a specific geographic region that collectibility is not probable based upon its review process, revenue is recognized as payments are received. The Company periodically reviews collection patterns from its geographic locations to ensure that its historical collection results provide a reasonable basis for revenue recognition upon signing of an arrangement. For example, in the first quarter of 2004, the Company determined that it had sufficient evidence in Japan and Singapore to begin recognizing revenue on an accrual basis. Previously, revenues had been recognized in those countries only when cash was received.

The Company allocates revenue to each element in software arrangements involving multiple elements based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence of fair value (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the support and professional services components including consulting and training services of its perpetual license arrangements. The Company sells its professional services separately and has established VSOE on this basis. VSOE for support is determined based upon the customer’s annual renewal rates for this element. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from support services is recognized ratably over their respective support period. The Company recognizes revenue from time-based licenses ratably over the license terms as the Company does not have VSOE for the individual elements in these arrangements.

Support and service revenues consist of professional services (consulting and training services) and support fees. The Company’s professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of the Company’s software products. These products are fully functional upon delivery and implementation and do not require any significant modification or alteration of products for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.

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

Cash, Cash Equivalents and Short- and Long-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts. Cash equivalents are recorded at fair value, which approximates to cost.

The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes and United States government agency securities.

Allowance for Doubtful Accounts

The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2004 and December 31, 2003, the Company’s allowance for doubtful accounts was $1.1 million and $1.5 million, respectively.

Allowance for Sales Returns

The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The Company analyzes its revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At June 30, 2004 and December 31, 2003, the Company’s allowance for sales returns was $664,000 and $745,000, respectively.

Risks and Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains the majority of its cash and cash equivalents and short-term investments with four financial institutions domiciled in the United States and one financial institution domiciled in the United Kingdom. The Company performs ongoing evaluations of its customers’ financial condition and generally requires no collateral from its customers on accounts receivable.

The Company relies on software licensed from third parties, including software that is integrated with internally developed software and used to perform key functions. These software license agreements expire on various dates from 2005 to 2009 and the majority of these agreements are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If the Company cannot renew these licenses, shipments of its products could be delayed until equivalent software could be developed or licensed and integrated into its products. These types of delays could seriously harm the Company’s business. In addition, the Company would be seriously harmed if the providers from whom the Company licenses its software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to the Company on commercially reasonable terms or at all.

Goodwill and Other Intangible Assets

Through December 31, 2001, goodwill and other intangible assets were amortized using the straight-line method over lives of two to five years. On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. This impairment testing involves a two-step process as follows:

•	Step 1 — The Company compares the fair value of its reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

The Company plans to perform its annual impairment test in the third quarter of 2004. The Company will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. For example, indicators include if the Company’s market capitalization declines below its net book value or the Company suffers a sustained decline in its stock price.

Impairment of Long-Lived Assets

The Company accounts for the impairment and disposal of long-lived assets utilizing SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less estimated selling costs, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Software Development Costs

Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. Costs incurred between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, the Company has charged all costs to research and development expense in the period incurred.

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

Stock-based Compensation

At June 30, 2004, the Company had six stock-based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The resulting stock-based compensation is amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach is consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued at the end of each reporting period until vested.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss:
As reported	$(15,586)	$(7,194)	$(22,570)	$(16,294)
Stock-based employee compensation included in net loss as reported, net of related tax	806	493	3,411	1,007
Stock-based employee compensation using the fair value method, net of related tax	(4,951)	(4,958)	(10,080)	(11,624)

Pro forma	$(19,731)	$(11,659)	$(29,239)	$(26,911)

Basic and diluted net loss per common share:
As reported	$(0.39)	$(0.28)	$(0.56)	$(0.64)
Pro forma	$(0.49)	$(0.45)	$(0.73)	$(1.05)

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected life from vest date of option	1 year	1 year	1 year	1 year
Risk-free interest rate	3.7%	2.6%	3.0-3.7%	2.6-2.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	116.1%	101.3%	113.8-116.1%	93.3-101.3%

The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Expected life from vest date of ESPP	6 months	6 months	6 months	6 months
Risk-free interest rate	1.1%	2.6%	1.1-1.3%	2.6-2.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	31.2%	48.0%	31.2-56.8%	48.0-63.0%

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(15,586)	$(7,194)	$(22,570)	$(16,294)

Weighted average shares outstanding	40,503	25,749	40,361	25,696
Weighted average unvested shares of common stock subject to repurchase	(83)	(89)	(83)	(95)

Shares used in computing basic and diluted net loss per common share	40,420	25,660	40,278	25,601

Basic and diluted net loss per common share	$(0.39)	$(0.28)	$(0.56)	$(0.64)

The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Options to purchase common stock	10,111	6,764	10,143	6,664
Common stock subject to repurchase	83	89	83	95

	10,194	6,853	10,226	6,759

Note 3. Comprehensive Loss

Other comprehensive income (loss) refers to gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from net loss.

Comprehensive loss consisted of the following items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(15,586)	$(7,194)	$(22,570)	$(16,294)
Other comprehensive loss:
Unrealized loss on available-for-sale investments	(295)	(119)	(286)	(104)
Translation adjustment	(196)	—	(248)	—

	(491)	(119)	(534)	(104)

Comprehensive loss	$(16,077)	$(7,313)	$(23,104)	$(16,398)

Accumulated other comprehensive income (loss) as of June 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Unrealized gain (loss) on available-for-sale investments	$(261)	$25
Cumulative translation adjustment	(248)	—

	$(509)	$25

Note 4. Mergers and Acquisitions

On November 18, 2003, the Company completed the merger with iManage. iManage was a provider of collaborative content management software that enables businesses to effectively manage and collaborate on critical business content across the enterprise and its value chain of customers, partners and suppliers. . In connection with this merger, the Company paid the iManage common stockholders $1.20 in cash and 0.523575 shares of the Company’s common stock in exchange for each share of iManage common stock outstanding as of the merger date. The aggregate purchase price of the acquisition was $181.7 million, which included cash payments to former iManage stockholders of $30.6 million, issuance of 13.3 million shares of common stock with an estimated fair value of $122.2 million, assumed stock options with a fair value of $18.9 million, estimated employee severance and facilities closure costs of $5.8 million and transaction costs of $4.2 million. The results of operations of iManage and the estimated fair values of the net assets acquired and liabilities assumed and incurred have been included in the results of operations of the Company since November 18, 2003.

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

Note 5. Stock-Based Compensation

The amortization of stock-based compensation relates to the following items in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of support and service revenues	$30	$—	$151	$9
Sales and marketing	138	178	1,128	359
Research and development	285	308	675	622
General and administrative	353	7	1,457	17

	$806	$493	$3,411	$1,007

Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

Note 6. Goodwill and Intangible Assets

The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill. The carrying amount of goodwill and intangible assets as of June 30, 2004 and December 31, 2003 is as follows (in thousands):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Purchased technology	$33,343	$(11,144)	$22,199	$33,343	$(5,809)	$27,534
Patents and patent applications	4,506	(958)	3,548	4,506	(227)	4,279
Customer list	11,277	(1,783)	9,494	11,277	(373)	10,904
Acquired workforce	464	(116)	348	417	—	417
Non-compete agreements	6,929	(6,929)	—	6,929	(6,929)	—

Total intangible assets	56,519	(20,930)	35,589	56,472	(13,338)	43,134
Goodwill	367,779	(181,571)	186,208	367,562	(181,571)	185,991

	$424,298	$(202,501)	$221,797	$424,034	$(194,909)	$229,125

The aggregate amortization expense of intangible assets was $3.8 million and $444,000 for the three months ended June 30, 2004 and 2003, respectively, and $7.6 million and $888,000 for the six months ended June 30, 2004 and 2003, respectively. Of the $3.8 million amortization of intangible assets recorded in the three months ended June 30, 2004, $1.2 million was recorded in operating expenses and $2.6 million was recorded as amortization of purchased technology in cost of revenues. For the six months ended June 30, 2004, $2.4 million was recorded as operating expenses and $5.2 million was recorded as amortization of purchased technology in cost of revenues. Based on the intangible assets balance as of June 30, 2004, the Company expects amortization of intangible assets to be $2.1 million in the remaining six months of 2004, $3.1 million in 2005, $2.8 million in 2006 and $2.4 million in 2007, as well as the amortization of purchased technology classified as a cost of license revenues to be $5.2 million in the remaining six months in 2004, $10.4 million in 2005, $9.2 million in 2006 and $399,000 in 2007.

The change in the carrying amount of goodwill for the six months ended June 30, 2004 is as follows (in thousands):

June 30, 2004
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

Workforce Reductions

During the three months ended June 30, 2004, the Company implemented a restructuring plan in certain of its European locations, and within its professional services organization, to better align its expenses with future revenue potential. These actions resulted in the termination of 28 employees and, as a result, the Company recorded a charge of $1.8 million associated with these workforce reductions. The employee terminations were substantially completed by quarter-end and $1.5 million remained accrued at June 30, 2004.

Excess Facilities

As a result of staffing reductions that occurred prior to the three and six months end June 30, 2004, the Company performed an evaluation of its facilities requirements and identified facilities that were in excess of current and estimated future needs. The Company recorded charges in each of the last three years associated with the abandonment of identified excess facilities and, due to the continued deterioration of the commercial real estate market, has revised its assumptions regarding future estimated sublease income on several occasions. In the three months ended June 30, 2004, the Company further revised its sublease assumptions associated with certain of its excess facilities, abandoned a leased facility in Germany and elected to terminate a lease in Chicago, Illinois. As a result of these actions, the Company recorded a charge of $10.0 million associated with these actions. The abandonment of these facilities was completed by quarter-end.

At June 30, 2004, the Company had $47.2 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $5.4 million. The facilities charges were an estimate as of June 30, 2004. The Company reassesses this estimated liability each quarterly period based on current real estate market conditions. Most of the Company’s excess facilities are being marketed for sublease and all are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges that could materially affect the Company’s consolidated financial position and results of operations. The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional payments in future periods.

The following table summarizes the estimated payments associated with these charges (in thousands):

Years Ending December 31,	Work Force Reduction	Excess Facilities	Total
2004 (remaining six months)	$1,499	$6,805	$8,304
2005	—	15,498	15,498
2006	—	11,832	11,832
2007	—	8,229	8,229
2008	—	1,595	1,595
Thereafter	—	3,215	3,215

	$1,499	$47,174	$48,673

The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

	Workforce Cost	Non-Cancelable Lease Commitments and Other	Total
Balance at December 31, 2003	$2,651	$44,512	$47,163
Restructuring and excess facilities charges	1,838	9,999	11,837
Termination benefits adjustment	217	—	217
Cash payments	(3,207)	(7,337)	(10,544)

Balance at June 30, 2004	$1,499	$47,174	$48,673

Note 8. Borrowings

In May 2001, the Company entered into a $20.0 million line of credit agreement with a financial institution. Any borrowings under the line of credit agreement would have bore interest at the bank’s prime rate (4.25% at June 30, 2004) and would have been secured by cash. The line of credit agreement expired on July 31, 2004, and was not renewed. At June 30, 2004, there were no borrowings under this line of credit agreement.

In August 2001, the Company entered into a $15.2 million line of credit agreement with another financial institution. Borrowings under the line of credit agreement bear interest at the lower of 1% below the bank’s prime rate (4.25% at June 30, 2004) or 1.5% above LIBOR in effect on the first day of the term. Borrowings under the line of credit agreement are secured by cash. In December 2002, this line of credit agreement was amended to reduce the maximum principal amount available to borrow to $7.5 million. In June 2004, this line of credit agreement was further amended to increase the maximum principal amount available to borrow to $16.0 million. The line of credit agreement expires on July 31, 2005. At June 30, 2004, there were no borrowings under this line of credit agreement.

In connection with the merger with iManage, the Company assumed a term loan with a bank secured by certain of the Company’s property and equipment. The term loan bears interest at the greater of prime (4.25% at June 30, 2004) plus 0.50% or 4.75%. At June 30, 2004 and December 31, 2003, amounts outstanding under the term loan were $759,000 and $1.2 million, respectively. Outstanding borrowings are payable monthly in installments of principal and interest, with the outstanding principal balance to be repaid by November 2004.

The Company has no financial covenant requirements associated with its lines of credit and the term loan. Interest expense was $16,000 and $25,000 for the three and six months ended June 30, 2004, respectively. The Company had no interest expense for the three and six months ended June 30, 2003, as there were no outstanding borrowings. Cash paid for interest was $29,000 for the six months ended June 30, 2004.

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

The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties.

The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for other acts, such as personal property damage, of the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.

Note 10. Recent Accounting Pronouncements

In January 2003, FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN No. 46R”), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Public companies must apply FIN No. 46R to entities considered to be special purpose entities no later than the end of the first reporting period that ended after December 15, 2003, and no later then the first reporting period that ends after March 15, 2004 for all other entities. The Company adopted FIN No. 46 in the first quarter of 2004. As the Company does not have any interests in variable interest entities, the adoption of FIN No. 46 did not have a material effect on the Company’s consolidated financial statements.

In June 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, including investments accounted for under the cost method.

The recognition and measurement guidance in EITF 03-01 must be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company adopted the disclosure provisions of EITF 03-01 for marketable investments as of December 31, 2003. The Company is currently evaluating the potential impact, if any, the adoption of EITF 03-01 will have on the Company’s consolidated financial statements.

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

In addition to the matter mentioned above, the Company has been named as a defendant in various employment-related lawsuits and as a party to other threathened legal actions that have arisen in the normal course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s results of operations, cash flows or financial position in a particular period.

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

The following table presents geographic information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
North America	$26,023	$17,599	$51,613	$33,907
International	13,472	8,596	25,276	17,874

	$39,495	$26,195	$76,889	$51,781

	June 30, 2004	December 31, 2003
Long-lived assets (excluding goodwill):
North America	$41,378	$49,624
International	860	913

	$42,238	$50,537

The Company’s revenues are derived from software licenses, consulting and training services and customer support. It is impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
License	$16,502	$10,192	$33,178	$19,343
Customer support	15,953	10,138	30,310	20,742
Consulting	5,820	4,944	11,359	9,430
Training	1,220	921	2,042	2,266

	$39,495	$26,195	$76,889	$51,781

No customer accounted for more than 10% of the total revenues for the three and six months ended June 30, 2004 and 2003. At June 30, 2004 and 2003, no single customer accounted for more than 10% of the accounts receivable balance.

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

Overview

Incorporated in March 1995, Interwoven provides enterprise content management software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, emails and presentations, Web images, graphics, content and applications code, across the enterprise and its value chain of customers, partners and suppliers. Our enterprise content management, or ECM, platform consists of six integrated software product offerings, delivering customers end-to-end content lifecycle management. Customers have deployed our products for enterprise initiatives, such as brand management, enterprise portals, global Web content management, content distribution, corporate governance, deal management and online self-service. We have licensed our software products to more than 2,900 organizations worldwide. We market and license our software products and services primarily through a direct sales force and augment our sales efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. We had 682 employees at June 30, 2004.

In June 2003, we completed the acquisition of MediaBin and, in November 2003, we completed our merger with iManage. The results of operations of MediaBin and iManage have been included prospectively from the closing dates of these transactions. Accordingly, our financial results for the three and six months ended June 30, 2004 are not directly comparable to those for the comparable three and six months ended June 30, 2003.

Results of Operations

Revenues

The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
License	$16,502	$10,192	62%	$33,178	$19,343	72%
Percentage of total revenues	42%	39%		43%	37%
Support and service	22,993	16,003	44%	43,711	32,438	35%
Percentage of total revenues	58%	61%		57%	63%

	$39,495	$26,195	51%	$76,889	$51,781	48%

Total revenues increased 51% to $39.5 million for the three months ended June 30, 2004 from $26.2 million for the three months ended June 30, 2003. We believe that the increase in revenues from the three months ended June 30, 2003 to the three months ended June 30, 2004 was attributable to revenues from our collaborative content management product, WorkSite, acquired in our merger with iManage and to revenues from sales of digital asset management products from our acquisition of MediaBin. Our average selling prices were $151,000 and $161,000 for the three months ended June 30, 2004 and 2003, respectively, for transactions in excess of $50,000 in aggregate license revenues. Sales outside of North America represented 34% and 33% of our total revenues for the three months ended June 30, 2004 and 2003, respectively. Total revenues increased 48% to $76.9 million for the six months ended June 30, 2004 from $51.8 million for the six months ended June 30, 2003. We believe that the increase in revenues in the six months ended June 30, 2004 from the six months ended June 30, 2003 was attributable to revenues from our collaborative content management software and to revenues from sales of digital asset management products. In addition, throughout 2003 and the six months ended June 30, 2004, our sales cycles continued to lengthen due to increased organizational review by sales prospects, regardless of transaction size. Specifically, we experienced several delayed software license orders at the end of the three months ended June 30, 2004 at levels greater than those experienced in the three months ended December 31, 2003 and March 31, 2004.

Over the past several years, our business has been adversely impacted by an economic slowdown and, more specifically, a reduction in spending on information technology software applications. Our revenues in the three months ended June 30, 2004 continued to be impacted by delays in software spending and we cannot assure you that spending on software products like ours will increase. If spending on information technology applications does increase, we may not see any impact on our business until after a sustained economic recovery is underway.

License. License revenues increased 62% to $16.5 million for the three months ended June 30, 2004 from $10.2 million for the three months ended June 30, 2003. License revenues represented 42% and 39% of total revenues for the three months ended June 30, 2004 and 2003, respectively. License revenues increased 72% to $33.2 million for the six months ended June 30, 2004 from $19.3 million in the same period in 2003. License revenues represented 43% and 37% of total revenues for the six months ended June 30, 2004 and 2003, respectively. We believe that the increase in license revenues for both the three and six months ended June 30, 2004 was attributable to revenues from our collaborative content management product, WorkSite, acquired in our merger with iManage and to revenues from sales of digital asset management products from our acquisition of MediaBin. The increase in license revenues as a percentage of total revenues was due to the inclusion of iManage’s results for the three and six months ended June 30, 2004, as historically, iManage’s business had a higher proportion of license revenues to service revenues, as well as lower growth rates in our consulting and training services.

Support and Service. Support and service revenues increased 44% to $23.0 million for the three months ended June 30, 2004 from $16.0 million for the three months ended June 30, 2003. The increase in support and service revenues was the result of higher customer support revenues from our larger installed base of customers and existing customer reorders ($5.8 million) and, to a lesser extent, higher consulting services revenues ($876,000) and training services revenues ($306,000), as a result of the additions of our collaborative content management and digital asset management products. Support and service revenues accounted for 58% and 61% of total revenues for the three months ended June 30, 2004 and 2003, respectively. Support and service revenues increased 35% to $43.7 million for the six months ended June 30, 2004 from $32.4 million for the six months ended June 30, 2003. The increase in support and service revenues was the result of higher customer support revenues from our larger installed base of customers ($9.6 million) and, to a lesser extent, higher consulting services revenues ($1.9 million), as a result of the acquisitions of iManage and MediaBin. This increase was offset by a decrease of $224,000 in training services revenues. As a percentage of total revenues, support and service revenues accounted for 57% and 63% for the six months ended June 30, 2004 and 2003, respectively.

To the extent that our license revenues decline in the future, our support and service revenues may also decline. Specifically, a decline in license revenues may result in fewer consulting engagements. Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a decline in customer support revenues. However, since customer support revenues are recognized over the duration of the support contract, we believe the impact will lag a decline in license revenues. Lastly, we expect that our system integrator and reseller partners will continue to provide a large portion of the consulting and training services associated with our products, which will result in slower revenue growth for our consulting services when compared to customer support services or even a decline in consulting and training revenues.

Cost of Revenues

The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
License	$3,318	$465	614%	$6,477	$1,167	455%
Percentage of total revenues	8%	2%		8%	2%
Support and service	9,500	8,182	16%	18,938	16,582	14%
Percentage of total revenues	24%	31%		25%	32%

	$12,818	$8,647	48%	$25,415	$17,749	43%

License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, amortization of purchased technology associated with the MediaBin and iManage acquisitions, as well as costs of licensing third-party software embedded in or sold in conjunction with our software products. Cost of license revenues represented 20% and 5% of license revenues for the three months ended June 30, 2004 and 2003, respectively, and 20% and 6% of license revenues for the six months ended June 30, 2004 and 2003, respectively. The increases in cost of license revenues in absolute dollars and as a percentage of total revenues in the three and six months ended June 30, 2004 from the same periods in 2003 were attributable to amortization of purchased technology associated with our recent business combinations ($2.6 million for the three months ended June 30, 2004 and $5.2 million for the six months ended June 30, 2004), as well as slightly higher royalties to third parties.

Based only on acquisitions completed through 2003, we expect the amortization of purchased technology classified as a cost of license revenues to be $5.2 million in the remaining six months in 2004, $10.4 million in 2005, $9.2 million in 2006 and $399,000 in 2007. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of the products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded with our software are under fixed fee arrangements.

Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting services, training and support personnel, costs associated with delivering product updates to customers under active support contracts, subcontractor expenses, facilities, shared services and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 16% to $9.5 million in the three months ended June 30, 2004 from $8.2 million in the same period in 2003. The increase in cost of support and service revenues in the three months ended June 30, 2004 from the same period in 2003 was due primarily to higher subcontractor fees of $680,000 as a result of the increased usage of outside consulting firms to supplement our current services capacity and higher personnel costs of $464,000 as a result of higher headcount. Cost of support and service revenues increased 14% from $16.6 million in the six months ended June 30, 2003 to $18.9 million in the same period in 2004. The increase in cost of support and service revenues in the six months ended June 30, 2004 from the same period in 2003 was due primarily to higher subcontractor fees of $1.2 million and higher personnel costs of $929,000. Cost of support and service revenues represented 41% and 51% of support and service revenues in the three months ended June 30, 2004 and 2003, respectively, and 43% and 51% for the six months ended June 30, 2004 and 2003 respectively. The decrease in cost of support and service revenues as a percentage of its related revenues was primarily attributable to an increase in support revenues as a percentage of total support and service revenues, as support revenues generally have higher gross margins than consulting services and training. Support and service headcount was 172 and 163 at June 30, 2004 and 2003, respectively. The increase in headcount from 2003 to 2004 was due to the iManage merger.

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

Operating Expenses

Sales and Marketing

The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Sales and marketing	$17,557	$13,344	32%	$35,285	$28,267	25%
Percentage of total revenues	44%	51%		46%	55%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel, facilities, shared services and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased 32% to $17.6 million for the three months ended June 30, 2004 from $13.3 million for the three months ended June 30, 2003. The increase in sales and marketing expenses in the three months ended June 30, 2004 from the same period in 2003 was due primarily to a $1.7 million increase in personnel costs as a result of higher average headcount in the period, $1.5 million in higher commissions as a result of higher revenues and a $305,000 increase in marketing program costs. Sales and marketing expenses increased 25% to $35.3 million for the six months ended June 30, 2004 from $28.3 million for the same period in 2003. The increase in sales and marketing expenses in the six months ended June 30, 2004 from the same period in 2003 was due primarily to a $3.2 million increase in personnel costs as a result of higher average headcount in the period, $2.6 million in higher commissions a result of higher revenues and a $480,000 increase in marketing program costs. Sales and marketing expenses represented 44% and 51% as a percentage of total revenues in the three months ended June 30, 2004 and 2003, respectively, and 46% and 55% of total revenues for the six months ended June 30, 2004 and 2003, respectively. The decline in sales and marketing expenses as a percentage of total revenues is due to increased revenues, as well as the realization of cost savings from the expected economies of scale associated with the iManage and MediaBin business combinations. Sales and marketing headcount was 227 and 193 at June 30, 2004 and 2003, respectively. The increase in headcount from 2003 to 2004 was due to the iManage merger.

We anticipate that sales and marketing expenses as a percentage of total revenues will decrease in 2004 from levels posted in comparable periods in 2003 due, in large part, to expected continued economies of scale associated with the iManage and MediaBin business combinations. We also anticipate that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs to increase the demand for our products and the level of revenues, in particular license revenues, in each period.

Research and Development

The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Research and development	$7,713	$6,082	27%	$15,287	$12,004	27%
Percentage of total revenues	20%	23%		20%	23%

Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased 27% to $7.7 million in the three months ended June 30, 2004 from $6.1 million for the three months ended June 30, 2003. The increase in the three months ended June 30, 2004 from the same period in 2003 was primarily due to a $939,000 increase in personnel costs associated with a higher average headcount in the period. Research and development expenses increased 27% to $15.3 million for the six months ended June 30, 2004 from $12.0 million for the same period in 2003. The increase in the six months ended June 30, 2004 from the same period in 2003 was primarily due to a $2.1 million increase in personnel costs associated with a higher average headcount in the period. As a percentage of total revenues, research and development expenses were 20% and 23% in the three and six months ended June 30, 2004 and 2003, respectively. The decline in research and development expenses as a percentage of total revenues is due to increased revenues, as well as the realization of cost savings from the expected economies of scale associated with the iManage and MediaBin business combinations. Research and development headcount was 202 and 137 at June 30, 2004 and 2003, respectively. The increase in headcount in 2004 over 2003 was due to the acquisitions of iManage and MediaBin and the opening of our Bangalore, India development facility in the fourth quarter of 2003. We expect that research and development expenses in 2004 will decline slightly as a percentage of total revenues when compared to comparable periods in 2003 as we continue to manage our expenses and realize greater cost efficiencies.

General and Administrative

The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
General and administrative	$3,033	$3,306	(8)%	$5,970	$6,479	(8)%
Percentage of total revenues	8%	13%		8%	13%

General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources and legal, as well as insurance, professional fees, facilities costs and provisions for doubtful accounts. General and administrative expenses decreased 8% to $3.0 million for the three months ended June 30, 2004 from $3.3 million in the three months ended June 30, 2003. The decrease was primarily due to a $136,000 decline in travel and recruiting expenses. General and administrative expenses decreased 8% to $6.0 million in the six months ended June 30, 2004 from $6.5 million in the same period in 2003. The decrease was primarily due to a $214,000 decline in travel and recruiting expenses and a $100,000 reduction in the provision for doubtful accounts. As a percentage of total revenues, general and administrative expenses were 8% and 13% for the three and six months ended June 30, 2004 and 2003, respectively. The decline in general and administrative expenses as a percentage of total revenues is due to increased revenues, as well as the realization of cost savings associated with the iManage and MediaBin business combinations. General and administrative headcount was 81 and 74 at June 30, 2004 and 2003, respectively. The increase in headcount from 2003 to 2004 was due to the iManage merger. We anticipate that general and administrative expenses will decline as a percentage of total revenues in 2004 when compared to comparable periods in 2003 due to continued cost control efforts and economies of scale associated with our recent business combinations.

Amortization of Stock-Based Compensation

The following sets forth, for the periods indicated, our amortization of stock-based compensation (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Amortization of stock-based compensation	$806	$493	63%	$3,411	$1,007	239%
Percentage of total revenues	2%	2%		4%	2%

We recorded deferred stock-based compensation in connection with stock options assumed in our business combinations, granted at exercise prices below market prices on the date of grant and granted prior to our initial public offering. Amortization of stock-based compensation was $806,000 and $493,000 for the three months ended June 30, 2004 and 2003, respectively, and $3.4 million and $1.0 million for the six months ended June 30, 2004 and 2003, respectively. The increase in amortization of stock-based compensation in the three and six months ended June 30, 2004 from the same period in 2003 was primarily attributable to the amortization of stock-based compensation from stock options assumed as part of the acquisition of MediaBin in June 2003 and the merger with iManage in November 2003. Amortization expense for the three months ended June 30, 2004 was reduced by $657,000 associated with cancelled stock options for employees terminating prior to the completion of option vesting. Based only on deferred stock-based compensation recorded through June 30, 2004, we expect the amortization of deferred stock-based compensation to be $1.7 million in the remaining six months in 2004, $1.6 million in 2005, $516,000 in 2006 and $70,000 in 2007.

Amortization of Intangible Assets

The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Amortization of intangible assets	$1,207	$444	172%	$2,414	$888	172%
Percentage of total revenues	3%	2%		3%	2%

Amortization of intangible assets consists of amortization expense related to customer lists and assembled workforce associated with our business combinations. Amortization of intangible assets was $1.2 million and $444,000 for the three months ended June 30, 2004 and 2003, respectively, and $2.4 million and $888,000 for the six months ended June 30, 2004 and 2003, respectively. The increase in amortization of intangible assets from the three and six months ended June 30, 2004 from the same periods in 2003 is due to the addition of intangible assets amortization associated with the merger with iManage and the acquisition of MediaBin. We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002,

and, as a result, we ceased amortizing goodwill. Based on the intangible assets balance as of June 30, 2004, we expect amortization of intangible assets to be $2.1 million in the remaining six months of 2004, $3.1 million in 2005, $2.8 million in 2006 and $2.4 million in 2007.

In-Process Research and Development

The following sets forth, for the periods indicated, our in-process research and development (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Amortization of intangible assets	$—	$599	(100)%	$—	$599	(100)%
Percentage of total revenues	—%	2%		—%	1%

In conjunction with our acquisition of MediaBin during the three months ended June 30, 2003, we recorded a one-time charge of $599,000 for acquired in-process research and development. The acquired in-process research and development was immediately expensed because technological feasibility had not been established for the acquired technology and no future alternative use exists. The portion of the purchase price allocated to in-process research and development was based, in part, on a third-party appraisal using established valuation techniques.

Restructuring and Excess Facilities Charges

The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Restructuring and excess facilities charges	$11,837	$1,311	803%	$11,837	$2,377	398%
Percentage of total revenues	30%	5%		15%	5%

During the three months ended June 30, 2004, we revised our sublease assumptions associated with certain of our excess facilities, abandoned a leased facility in Germany and elected to terminate a lease in Chicago, Illinois. As a result of these actions, we recorded a charge of $10.0 million. Additionally, we implemented a restructuring plan in some of our European locations, and within our professional services organization, to better align our expenses with future revenue potential in those locations. These actions resulted in the termination of 28 employees and a charge of $1.8 million associated with these workforce reductions.

For the three and six months ended June 30, 2003, we implemented restructuring plans in an effort to better align our expenses with our revenues and improve operational performance. As a result of these plan, we recorded a charge of $1.3 million in the three months ended June 30, 2003 and $2.4 million for the six months ended June 30, 2003 for workforce reductions, primarily severance benefits associated with involuntary terminations.

We have continued to review our operational performance across the Company and will continue to make cost adjustments to better align our expenses with our revenues. In addition, we will continue to evaluate our facilities requirements to identify facilities that are in excess of our current and estimated future needs, as well as evaluate the assumptions related to estimated future sublease income for excess facilities. Accordingly, any changes to these estimates of excess facilities costs could result in additional charges that could materially affect our consolidated financial position and results of operations.

Interest Income and Other, Net

The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Interest income and other, net	$133	$1,035	(87)%	$646	$1,934	(67)%
Percentage of total revenues	—%	4%		1%	4%

Interest income and other decreased $902,000, or 87%, to $133,000 for the three months ended June 30, 2004 from $1.0 million for the three months ended June 30, 2003. The decrease was due to lower interest rates on our cash and investments, a lower average balance of cash, cash equivalents and investments during each successive period and an aggregate increase in foreign currency transaction losses of $680,000 for the three months ended June 30, 2004, when compared to the same period in 2003. For the six months ended June 30, 2004, interest and other income decreased to $646,000, or 67%, from $1.9 million in the same period in 2003. The decrease was due to lower interest rates on our cash and investments, a lower average balance of cash, cash equivalents and investments during each successive period and an aggregate increase in foreign currency transaction losses of $615,000 for the six months ended June 30, 2004, when compared to the same period in 2003.

Provision for Income Taxes

The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Change	2004	2003	Change
Provision for income taxes	$243	$198	23%	$486	$639	(24)%
Percentage of total revenues	1%	1%		1%	1%

The provision for income taxes recorded for the three and six months ended June 30, 2004 and 2003 related to state and international taxes. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. Currently, it is determined that it is not likely that the assets will be realized. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased $1.9 million, or 1%, to $142.4 million as of June 30, 2004 from $140.5 million at December 31, 2003.

Cash provided by (used in) in the six months ended June 30, 2004 and 2003 is as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Cash provided by (used in) operating activities	$747	$(16,161)
Cash provided by investing activities	$3,216	$15,708
Cash provided by financing activities	$3,043	$861

Operating Activities. Net cash provided by operating activities of $747,000 in the six months ended June 30, 2004 resulted from a net loss of $22.6 million, offset by depreciation and amortization of $2.3 million, amortization of stock-based compensation of $3.4 million and amortization of intangible assets and purchased technology of $7.6 million, as well as a decrease of $9.8 million in accounts receivable, an increase of $2.8 million in deferred revenues and an increase of $1.3 million in restructuring and excess facilities accrual. These amounts were partially offset by an increase of $305,000 in prepaid expenses and other assets, a reduction of $485,000 in allowance for doubtful accounts and sales returns and a decrease of $3.1 million in accounts payable and accrued liabilities.

Net cash used in operating activities of $16.2 million for the six months ended June 30, 2003 primarily resulted from a net loss of $16.3 million, offset by depreciation and amortization of $3.5 million, amortization of stock-based compensation of $1.0 million and amortization of intangible assets of $888,000, as well as a decrease of $6.1 million in accounts receivable. These amounts were offset by a decrease of $3.5 million in accounts payable and accrued liabilities, a decrease of $4.1 million in deferred revenues and a decrease of $4.3 million in restructuring and excess facilities accrual.

A number of non-cash items were charged to expense and increased our net loss in the six months ended June 30, 2004 and 2003, respectively. These items include depreciation and amortization of property and equipment and intangible assets and amortization of deferred stock-based compensation. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.

Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 56 days and 60 days on June 30, 2004 and 2003, respectively. Our days outstanding decreased slightly at June 30, 2004 from June 30, 2003 due to an increase in collection efforts on amounts due shortly after quarter-end, resulting in higher collections in the three months ended June 30, 2004. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

Our operating cash flows will also be impacted in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be impacted by the nature of vendor arrangements and management’s assessment of our cash inflows.

Investing Activities. Net cash provided by investing activities was $3.2 million in the six months ended June 30, 2004. This primarily resulted from net proceeds from investment activity of $4.8 million, comprised of $11.9 million of proceeds from the maturity and sale of investments partially offset by $7.1 million to purchase investment securities and $1.6 million to purchase property and equipment.

Net cash provided by investing activities was $15.7 million in the six months ended June 30, 2003. This primarily resulted from net proceeds from investment activity of $20.4 million, comprised of $70.5 million in proceeds from the maturity and sale of our investments partially offset by $50.1 million to purchase investment securities and $516,000 to purchase property and equipment. In addition, during the six months ended June 30, 2003, our investing activities included $4.2 million in net cash paid for business acquired, attributable to the acquisition of MediaBin.

We have classified our investment portfolio as “available for sale,” and our investments objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We generally hold investments in commercial paper, corporate bonds and United States government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity. As of June 30, 2004, the average maturity for our investment portfolio was approximately 5 months.

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

Financing Activities. Net cash provided by financing activities of $3.0 million in the six months ended June 30, 2004 included $3.5 million from the net proceeds from issuance of common stock, partially offset by the repayment of bank borrowings of $454,000.

Net cash provided by financing activities of $861,000 in the six months ended June 30, 2003 included $866,000 of net proceeds from issuance of common stock, partially offset by $5,000 for the repurchase of common stock and treasury stock.

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

Bank Borrowings. We had available two lines of credit and a term loan at June 30, 2004. We had a $20.0 million line of credit with an interest rate equal to the bank’s prime rate, which was 4.25% at June 30, 2004 and is secured by cash. There were no outstanding borrowings at June 30, 2004 under this line of credit, which expired in July 2004. We have no plans to renew this line of credit. We have a $16.0 million line of credit, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. This line of credit agreement expires in July 2005. There were no outstanding borrowings under this line of credit as of June 30, 2004.

In connection with the iManage merger, we assumed a term loan with a bank secured by certain of our property and equipment. The loan bears interest at the greater of prime plus 0.50% or 4.75%. Principal payments are due quarterly and will continue until November 2004 when the remaining outstanding balance is due in full. At June 30, 2004, we had $759,000 outstanding under the term loan.

There are no financial covenant requirements under any of our lines of credit or the term loan.

Facilities. We lease our facilities under operating lease agreements that expire at various dates through 2016. As of June 30, 2004, minimum cash payments due under our operating lease obligations totaled $78.5 million. The following presents our prospective future lease payments under these agreements as of December 31, excluding our estimate of potential sublease income (in thousands):

Years Ending December 31,	Occupied Facilities	Excess Facilities	Total Future Lease Payments
2004 (remaining six months)	$4,771	$6,727	$11,498
2005	8,972	12,567	21,539
2006	8,362	12,076	20,438
2007	5,180	8,330	13,510
2008	983	1,991	2,974
Thereafter	6,216	2,307	8,523

	$34,484	$43,998	$78,482

Of these future minimum lease payments, we have accrued $47.2 million in the restructuring and excess facilities accrual at June 30, 2004. This accrual includes $8.6 million of estimated operating expenses associated with excess facilities and sublease commencement costs and is net of our estimate of sublease income of $5.4 million. In relation to our excess facilities, we may decide to negotiate and enter into lease termination agreements, if and when the circumstances were appropriate. These lease termination agreements would require an significant amount of future lease payments to be paid at the time of execution of the lease termination agreement, but would release us from future lease payment obligations for the abandoned facility. The timing of a lease termination agreement and the corresponding payment would affect our cash flows in the period of payment.

We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At June 30, 2004, we had $16.1 million outstanding under standby letters of credit, which are secured by substantially all of our assets.

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

We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc.), revenue is recognized based on company-specific objective evidence of fair value for all of the undelivered elements. Our specific objective evidence of fair value is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is reasonably assured and the arrangement does not require services that are essential to the functionality of the software.

At the outset of our customer arrangements, if we determine that the arrangement fee is not fixed or determinable, we recognize revenue when the arrangement fee becomes due and payable. We assess whether the fee is fixed or determinable based on the payment terms associated with each transaction. If a portion of the license fee is due beyond our normal payments terms, which generally does not exceed 180 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due. We do not offer product return rights to resellers or end users. We determine collectibility on a case-by-case basis, following analysis of the general payment history within the geographic sales region and a customer’s years of operation, payment history and credit profile. If we determine from the outset of an arrangement that collectibility is not probable based upon our review process, we recognize revenue as payments are received. We periodically review collection patterns from our geographic locations to ensure historical collection results provide a reasonable basis for revenue recognition upon signing of an arrangement. In the first quarter of 2004, we determined that it had sufficient evidence in Japan and Singapore to begin recognizing revenue on an accrual basis. Previously, revenues had been recognized in those countries only when cash was received.

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

Allowance for Doubtful Accounts. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, our allowance for doubtful accounts would consist of specific accounts where we believe collection is not probable and our historical experience applied to accounts receivable not specifically reserved. At June 30, 2004 and December 31, 2003, our allowance for doubtful accounts balance was $1.1 million and $1.5 million, respectively. These amounts represent 4% of total accounts receivable at both June 30, 2004 and December 31, 2003.

Allowance for Sales Returns. From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management specifically analyzes our revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At June 30, 2004 and December 31, 2003, our allowance for sales returns was $664,000 and $745,000, respectively.

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

Workforce Reductions

In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We generally accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At June 30, 2004, $1.5 million was accrued for future severance and termination benefits payments.

Excess Facilities

In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value of expected sublease income over the remainder of the lease term and of related exit costs if any, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Most of our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At June 30, 2004, we had $47.2 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $5.4 million. We reassess our excess facilities liability each period based on current real estate market conditions.

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax liability in each of the jurisdictions in which we do business. This process involves estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenues, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that these deferred tax assets will be recovered from future taxable income and, to the extent we believe it is more likely than not that these amounts will not be recovered, we must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At June 30, 2004, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

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

We plan to perform our required annual impairment testing in the third quarter of 2004. Although we may determine that our recorded goodwill has not been impaired, in the future, changes in the economy, the business in which we operate and our own relative performance may result in the existence of indicators that our recorded goodwill may be impaired.

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

We have incurred operating losses on a quarterly and annual basis throughout our history. As of June 30, 2004, we had an accumulated deficit of $405.9 million. We must increase our license and support and service revenues to achieve profitable operations and sustain cash flow results. If our revenues do not grow, we will not become profitable, which could cause the price of our common stock to decline. In addition, our revenues may decline from earlier periods resulting in greater operating losses and significant negative cash flows, which could cause us to fail and the price of our common stock to decline.

Many factors can cause our revenues to fluctuate on a quarterly basis and if we fail to satisfy the expectations of investors or market analysts, our stock price may decline.

Our quarterly operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors impacting these fluctuations are likely to be:

•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the number of new information technology initiatives launched by our customers;

•	the failure of any of our product offerings to meet with customer acceptance;

•	the size and complexity of our license transactions;

•	potential delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	changes in competitors’ product offerings;

•	sales force capacity and the influence of resellers and systems integrator partners;

•	the impact of our sales commission and incentive plans; and

•	seasonal variations in our operating results.

If our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.

Our revenues are derived from a small number of software products and vertical markets.

For the three and six months ended June 30, 2004, we believe that most of our total revenues were derived from licensing Interwoven TeamSite Content Server and related products and services. We expect that our TeamSite product will continue to account for a significant portion of our revenues in future periods. Any decline in the demand for our TeamSite product, as we experienced in the second quarter of 2004 when compared to last quarter and the comparable period in 2003, will have a material and adverse affect on our consolidated financial condition and results of operations.

We also derive a significant portion of our revenues from a few vertical markets. In particular, our WorkSite product is primarily sold to legal and professional service firms. In order for us to sustain and grow our business, we must continue to successfully sell our software products and services into this vertical market. Failure to successfully sell to legal and professional service firms will have a significant and adverse affect on our consolidated financial condition and results of operations. In general, we believe that our customers in these markets are affected by the same conditions that affect our customers in other markets.

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

The period between initial contact with a prospective customer and the licensing of our software applications varies and can range from three months to more than twelve months. Additionally, our sales cycle is long and involves complexity as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our application suite include product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if our software products have been chosen by the customer, completion of the sales transaction is subject to a number of factors, which makes our quarterly revenues difficult to forecast. These factors include but are not limited to:

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

Throughout 2003 and the first two quarters of 2004, our sales cycles continued to lengthen due to increased organizational review by sales prospects, regardless of transaction size. Specifically, we experienced several delayed software license orders at the end of the second quarter of 2004 at levels greater than those experienced in the fourth quarter of 2003 and the first quarter of 2004. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenue, which would have a material impact on our consolidated operating results and, correspondingly, our stock price.

Our sales incentive plans are based on quarterly and annual quotas by sales representatives. These sales incentive plans have accelerated commission rates in the event a representative exceeds the expected sales quota. The concentration of sales orders with any one or a few sales representatives has resulted, and in the future may result, in commission expense in excess of forecasted levels, which cause fluctuations in sales and marketing expenses. Any increase in sales and marketing expenses could adversely impact our consolidated results of operation.

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

Our support and service revenues represented 58% and 61% of total revenues for the three months ended June 30, 2004 and 2003, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Demand for these services is also impacted by competition from independent service providers and systems integrators with knowledge of our software products. The recent economic slowdown, and the corresponding reduction in information technology spending, has increased competition for service engagements and has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If these factors continue to affect our business, our support and service revenues may continue to decline and may have a material and adverse effect on our consolidated financial condition and results of operations.

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

Although we expect that our merger with iManage will result in benefits to us, we may not realize those benefits because of integration and other challenges.

If we fail to successfully integrate the operations of Interwoven and iManage, we may not realize the anticipated benefits of the merger, including anticipated cost savings and revenue synergies, which could seriously harm our future operating results. Our ability to realize the anticipated benefits of the merger will depend in part on our ability to execute on our post-merger strategy in an efficient and timely manner. Our post-merger strategy includes but is not limited to:

•	combining the operations of Interwoven and iManage;

•	integrating and managing our technologies;

•	retaining, motivating and assimilating the key managerial, sales and technical personnel;

•	retaining existing customers of Interwoven and iManage and attracting new customers;

•	cross-selling the WorkSite product into the Interwoven installed base of customers;

•	retaining existing and attracting new strategic partners and resellers; and

•	creating and maintaining uniform standards, controls, procedures, policies and information.

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

Customer uncertainties related to our merger with iManage could harm our businesses and results of operations.

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

Generally accepted accounting principles in the United States require companies to review the value of acquired assets from time to time to determine whether those values have been impaired. As a result, we are required periodically to review the value reported on our balance sheet of companies we have acquired, to determine if those values should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We plan to perform our required annual impairment test in the third quarter of 2004. We will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. For example, indicators include if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price. Although we determined that our recorded goodwill had not been impaired, changes in the economy, the business in which we operate and our own relative performance may result in the existence of indicators that our recorded goodwill may be impaired. We may in the future be required to write down the carrying value of goodwill assets, including goodwill associated with our merger with iManage.

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

Our direct sales force depends on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. Approximately 70% of our new license orders in the second quarter of 2004 were influenced by our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. We also rely on our strategic partnerships to aid in the development of our products. Losing the support of these third parties may limit our ability to penetrate our existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.

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

We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the three months ended June 30, 2004, revenues from these international operations constituted approximately 34% of our total revenues. For the years ended December 31, 2003, 2002 and 2001, revenues from these international operations constituted approximately

35%, 34% and 32% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:

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

Over the last several years, we have significantly reduced our worldwide employee headcount. In connection with our restructuring plans and the merger with iManage, we relocated offices and abandoned facilities in the San Francisco Bay Area; Chicago; New York City; Boston; Austin, Texas and several locations internationally. As a result, we are paying for facilities that we are not using and have no future plans to use. In the six months ended June 30, 2004, we recorded charges for excess facilities, net of expected sublease income, of $10.0 million. We recorded similar charges in the years ended December 31, 2003, 2002 and 2001 in the amounts of $12.6 million, $30.0 million and $22.2 million, respectively. At June 30, 2004, we have an accrual for excess facilities of $47.2 million, which is net of anticipated sublease income of $5.4 million. If the commercial real estate market continues to deteriorate, or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of future sublease income in the future which may be material to our consolidated financial condition and results of operations.

We have continued to review our operational performance across the Company and will continue to make cost adjustments to better align our expenses with our revenues. In the second quarter of 2004, we implemented a restructuring plan in certain of its European locations to better align our expenses with future revenue potential. These action resulted in the termination of 28 employees and a charge of $1.8 million associated with these terminations. We may be required to make further adjustments to our business model to achieve operational efficiency and, as a result, may be required to take additional charges which could be material to our results of operations.

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

New legislation and potential new accounting pronouncements are likely to impact our future consolidated financial position and results of operations.

Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. Further, proposed initiatives may result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results. Additionally, the impact of these changes may increase costs incurred by our customer and prospects which could result in delays or cancellations in spending on enterprise content management software and services like we provide. Such delays and cancellations could have a material adverse impact on our consolidated statement of operations and financial condition.

Our stock price may be volatile, and your investment in our common stock could suffer a decline in value.

The market prices of the securities of software companies have been extremely volatile and often unrelated to their operating performance. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in the price of our stock may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or in financial estimates or recommendations by any securities analysts who might cover our stock;

•	operating performance and stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are Internet-related or otherwise deemed comparable to us;

•	announcements by us or our competitors of new products or services, technological innovations, significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	announcements of negative conclusions about our internal controls;

•	capital outlays or commitments;

•	additions or departures of key personnel; and

•	conditions or trends in our industry, as well as general economic conditions;

These fluctuations may make it more difficult to use our stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees. Any shortfall in revenue or net income (loss) compared to our or analysts’ or investors’ expectations could cause an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Further, we are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls. Should we or our auditors determine that our internal controls need improvement, in some cases even if the shortcoming we or they find is immaterial, we may be required to disclose this fact, which could cause the market price for our common stock to decline rapidly. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

If we account for employee stock options using the fair value method, it could significantly increase our net loss.

There has been ongoing public debate whether stock options granted to employees should be treated as compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges.

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

In accordance with accounting principles generally accepted in the United States of America, we accounted for our merger with iManage using the purchase method of accounting, which resulted in charges to earnings that could have a material adverse effect on the market value of our common stock following the merger. Under the purchase method of accounting, we allocated the total estimated purchase price to our net tangible assets, amortizable intangible assets, intangible assets with indefinite lives and in-process research and development based on their fair values as of the date of the closing of the merger and recorded the excess of the purchase price over those fair values as goodwill. The portion of the estimated purchase price allocated to purchased in-process technology was expensed in the quarter in which the merger was completed. We will incur additional depreciation and amortization expense over the useful lives of certain net tangible and intangible assets acquired in connection with the merger and significant stock-based compensation expense. In addition, to the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges related to the impairment of those assets. These depreciation, amortization and potential impairment charges could have a material impact on our consolidated results of operations. Furthermore, under the purchase method of accounting, iManage’s deferred revenues related to customer support for license arrangements in which payment had been received or was legally due and payable was reduced to the fair value of the related customer support obligation as of the effective time of the merger. As a result, we will not be able to recognize approximately $6.2 million of iManage deferred revenues due to the adjustment to reflect deferred revenues at the estimated fair value of the related post-contract customer support obligation as of November 18, 2003.

Further, we have $186.2 million in net goodwill and $35.6 million in net other intangible assets at June 30, 2004; we believe our goodwill and other intangible assets are recoverable. However, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate the recoverability of our intangible assets. We must continue to monitor those assumptions and their effect on the estimated recoverability of our intangible assets. Any adverse change in our recoverability assumptions could result in the writing down of our intangible assets, which could materially impact our consolidated results of operations and financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, we did not hold derivative financial instruments. At June 30, 2004, we had outstanding borrowings under a term loan totaling $759,000.

Foreign Currency Risk

The majority of our revenues and expenses are denominated in United States Dollars. As a result, we have not experienced significant foreign exchange gains and losses to date. While we do expect transactions in foreign currencies in 2004, we do not anticipate that foreign exchange gains or losses will be significant. We have engaged in only limited hedging activity to date and have no outstanding foreign currency forward contracts at June 30, 2004.

Commodity Price Risk

We did not hold commodity instruments as of June 30, 2004, and have never had such instruments in the past.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies, including Interwoven, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that as of the date of this evaluation, our disclosure controls and procedures were effective for this purpose.

(b) Changes in Internal Control Over Financial Reporting

There was no change in our system of internal control over financial reporting during our second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Repurchases of Equity Securities

In September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of our common stock in the open market. At June 30, 2004, $11.3 million remained available under the program to repurchase additional shares. During the six months ended June 30, 2004, we did not repurchase any shares of our common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on June 10, 2004, the following matters were considered and voted upon:

(a)	The election of two Class II directors to hold office until the 2007 Annual Meeting of Stockholders. The votes cast and withheld for such nominees were as follows:

	Votes For	Votes Withheld
Frank J. Fanzilli, Jr.	35,338,800	1,898,670
Thomas L. Thomas	36,432,078	805,392

(b)	To ratify the appointment of KPMG LLP as our independent accountants for the year ending December 31, 2004.

For	36,743,513
Against	458,792
Abstain	35,165

Based on these voting results, each of the directors nominated was elected and the appointment of KPMG LLP was ratified.

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

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, County of Santa Clara, State of California, on the 4th day of August 2004.

INTERWOVEN, INC.
(Registrant)

By:	/s/ MARTIN W. BRAUNS
Martin W. Brauns
President, Chief Executive Officer and Chairman of the Board

/s/ JOHN E. CALONICO, JR.
John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2004

Number	Exhibit Title

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.