Form 10-Q
period 2004-09-30
INTERWOVEN INC
filed 2004-11-08
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-27389

INTERWOVEN, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0523543 (I.R.S. Employer Identification No.)

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

Yes ☒                               No ☐

As of October 31, 2004, there were approximately 40,765,000 shares of the registrant’s common stock outstanding.

INTERWOVEN, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERWOVEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,731	$43,566
Short-term investments	64,963	96,921
Accounts receivable, net	25,828	33,834
Prepaid expenses and other current assets	8,319	8,629

Total current assets	172,841	182,950
Property and equipment, net	6,210	7,403
Goodwill, net	185,464	185,991
Other intangible assets, net	33,234	43,134
Other assets	2,299	2,347

Total assets	$400,048	$421,825

Liabilities and Stockholders’ Equity
Current liabilities:
Bank borrowings	$611	$1,213
Accounts payable	4,747	4,576
Accrued liabilities	18,369	22,961
Restructuring and excess facilities accrual	22,944	15,733
Deferred revenues	45,429	44,066

Total current liabilities	92,100	88,549
Accrued liabilities	2,515	912
Restructuring and excess facilities accrual	19,962	31,430

Total liabilities	114,577	120,891

Commitments and contingencies
Stockholders’ equity:
Common stock	41	40
Additional paid-in capital	695,914	693,773
Deferred stock-based compensation	(2,762)	(9,564)
Accumulated other comprehensive income (loss)	(310)	25
Accumulated deficit	(407,412)	(383,340)

Total stockholders’ equity	285,471	300,934

Total liabilities and stockholders’ equity	$400,048	$421,825

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
License	$16,157	$10,383	$49,335	$29,726
Support and service	24,104	15,690	67,815	48,128

Total revenues	40,261	26,073	117,150	77,854

Cost of revenues:
License	3,387	1,426	9,864	2,593
Support and service	9,705	7,260	28,643	23,842

Total cost of revenues	13,092	8,686	38,507	26,435

Gross profit	27,169	17,387	78,643	51,419
Operating expenses:
Sales and marketing	17,300	13,251	52,585	41,518
Research and development	7,746	6,058	23,033	18,062
General and administrative	3,052	2,867	9,022	9,346
Amortization of stock-based compensation	941	475	4,352	1,482
Amortization of intangible assets	1,217	657	3,631	1,545
In-process research and development	—	—	—	599
Restructuring and excess facilities	(1,360)	13,324	10,477	15,701

Total operating expenses	28,896	36,632	103,100	88,253

Loss from operations	(1,727)	(19,245)	(24,457)	(36,834)
Interest income and other, net	468	579	1,114	2,513

Loss before provision for income taxes	(1,259)	(18,666)	(23,343)	(34,321)
Provision for income taxes	243	174	729	813

Net loss	$(1,502)	$(18,840)	$(24,072)	$(35,134)

Basic and diluted net loss per common share	$(0.04)	$(0.71)	$(0.60)	$(1.36)

Shares used in computing basic and diluted net loss per common share	40,564	26,398	40,374	25,866

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(24,072)	$(35,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,312	4,965
Amortization of stock-based compensation	4,352	1,482
Amortization of intangible assets and purchased technology	11,548	1,545
Reduction in allowance for doubtful accounts and sales returns	(479)	(205)
In-process research and development	—	599
Changes in operating assets and liabilities:
Accounts receivable	8,328	6,412
Prepaid expenses and other assets	358	(603)
Accounts payable and accrued liabilities	(4,474)	(6,414)
Restructuring and excess facilities accrual	(2,856)	4,643
Deferred revenues	1,279	(5,499)

Net cash used in operating activities	(2,704)	(28,209)

Cash flows from investing activities:
Purchases of property and equipment	(2,119)	(624)
Cash paid for business acquired, net	—	(4,198)
Purchases of investments	(7,486)	(77,983)
Maturities and sales of investments	39,266	94,174

Net cash provided by investing activities	29,661	11,369

Cash flows from financing activities:
Payment of bank borrowings	(602)	—
Net proceeds from issuance of common stock	3,810	1,062
Repurchases of common stock	—	(5)

Net cash provided by financing activities	3,208	1,057

Net increase (decrease) in cash and cash equivalents	30,165	(15,783)
Cash and cash equivalents at beginning of period	43,566	58,855

Cash and cash equivalents at end of period	$73,731	$43,072

Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on short-term investments	$(178)	$(227)

Common stock issued in business combination	$782	$7,042

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Interwoven, Inc. (“Interwoven” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the entire year or for any other period.

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

     Collectibility is probable. The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection for each customer and market acceptance of our products within each geographic sales region. The Company typically sells to customers for whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and, ultimately, their ability to pay. If the Company determines from the outset of an arrangement or based on historical experience in a specific geographic region that collectibility is not probable based upon its review process, revenue is recognized as payments are received. The Company periodically reviews collection patterns from its geographic locations to ensure that its historical collection results provide a reasonable basis for revenue recognition upon signing of an arrangement. For example, in the first quarter of 2004, the Company determined that it had sufficient evidence in Japan and Singapore to begin recognizing revenue on an accrual basis. In the third quarter of 2004, we began recognizing revenue from Spain on an accrual basis which resulted in additional revenues of $172,000 from sales in the third quarter. Previously, revenues had been recognized in those countries only when cash was received. In the remaining countries which have geographically been identified as cash basis, the Company reviews collectibility for the individual customers to determine if they have historical evidence of global purchasing and financial stability. If these requirements are met, the Company assesses that collectibility is probable from these individual customers within a cash basis country.

     The Company allocates revenue to each element in software arrangements involving multiple elements based on the relative fair value of each element. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence of fair value (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the support and professional services components including consulting and training services of its perpetual license arrangements. The Company sells its professional services separately and has established VSOE on this basis. VSOE for support is determined based upon the customer’s annual renewal rates for this element. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from support services is recognized ratably over their respective support period. The Company recognizes revenue from time-

based licenses ratably over the license terms as the Company does not have VSOE for the individual elements in these arrangements.

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

     Allowance for Doubtful Accounts

     The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2004 and December 31, 2003, the Company’s allowance for doubtful accounts was $1.1 million and $1.5 million, respectively.

     Allowance for Sales Returns

     The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The Company analyzes its revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At September 30, 2004 and December 31, 2003, the Company’s allowance for sales returns was $620,000 and $745,000, respectively.

     Risks and Concentrations

     Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains the majority of its cash and cash equivalents and short-term investments with three financial institutions domiciled in the United States and one financial institution domiciled in the United Kingdom. The Company performs ongoing evaluations of its customers’ financial condition and generally requires no collateral from its customers on accounts receivable.

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

     The Company performed its annual impairment test in the third quarter of 2004. Based on this testing, the Company determined that the carrying value of its recorded goodwill of $185.5 million had not been impaired. Accordingly, no impairment charge was recorded as a result of this testing. The Company will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that the Company’s goodwill may be impaired include a sustained decline in the Company’s market capitalization below its net book value or the Company suffering a sustained decline in its stock price.

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

     Stock-based Compensation

     At September 30, 2004, the Company had six stock-based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The resulting stock-based compensation is amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach is consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued at the end of each reporting period until vested.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(1,502)	$(18,840)	$(24,072)	$(35,134)
Stock-based employee compensation included in net loss as reported, net of related tax	941	475	4,352	1,482
Stock-based employee compensation using the fair value method, net of related tax	(4,936)	(5,070)	(15,049)	(15,907)

Pro forma	$(5,497)	$(23,435)	$(34,769)	$(49,559)

Basic and diluted net loss per common share:
As reported	$(0.04)	$(0.71)	$(0.60)	$(1.36)
Pro forma	$(0.14)	$(0.89)	$(0.86)	$(1.92)

     The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected life from vest date of option	1 year	1 year	1 year	1 year
Risk-free interest rate	3.5%	3.1%	3.0-3.7%	2.6-3.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	118.9%	107.5%	113.8-118.9%	93.3-107.5%

     The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Expected life from vest date of ESPP	6 months	6 months	6 months	6 months
Risk-free interest rate	1.1%	2.6%	1.1-1.3%	2.6-2.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	31.2%	48.0%	31.2-56.8%	48.0-63.0%

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

     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(1,502)	$(18,840)	$(24,072)	$(35,134)

Weighted average shares outstanding	40,648	26,486	40,457	25,960
Weighted average unvested shares of common stock subject to repurchase	(84)	(88)	(83)	(94)

Shares used in computing basic and diluted net loss per common share	40,564	26,398	40,374	25,866

Basic and diluted net loss per common share	$(0.04)	$(0.71)	$(0.60)	$(1.36)

     The following potential common shares have been excluded from the calculation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Options to purchase common stock	11,222	6,718	10,507	6,640
Common stock subject to repurchase	84	88	83	94

	11,306	6,806	10,590	6,734

Note 3. Comprehensive Loss

     Other comprehensive income (loss) refers to gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from net loss.

     Comprehensive loss consisted of the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(1,502)	$(18,840)	$(24,072)	$(35,134)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	108	(121)	(178)	(226)
Translation adjustment	91	—	(157)	—

	199	(121)	(335)	(226)

Comprehensive loss	$(1,303)	$(18,961)	$(24,407)	$(35,360)

     Accumulated other comprehensive income (loss) as of September 30, 2004 and December 31, 2003 consisted of the following (in thousands):

	September 30,	December 31,
	2004	2003
Unrealized gain (loss) on available-for-sale investments	$(153)	$25
Cumulative translation adjustment	(157)	—

	$(310)	$25

Note 4. Mergers and Acquisitions

     On August 12, 2004, the Company acquired certain assets and assumed certain liabilities of Software Intelligence, Inc. (“Software Intelligence”), a provider of records management systems.. The aggregate purchase price of the acquisition was $1.6 million, which included issuance of 118,042 shares of the Company’s common stock with an estimated fair value of $782,000, assumed liabilities of $693,000 and transaction costs of $156,000. The allocation of the purchase price for this acquisition included purchased technology of $1.2 million, customer list of $303,000, fair value of assumed liabilities of $84,000 and goodwill of $215,000. The purchase price may increase by up to $200,000 if specific software license revenue goals are achieved, with such purchase price increase payable in shares of common stock under the amended terms of the definitive agreement relating to the acquisition of assets of Software Intelligence. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.

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

Note 5. Stock-Based Compensation

     The amortization of stock-based compensation relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Cost of support and service revenues	$51	$—	$202	$9
Sales and marketing	340	160	1,468	519
Research and development	270	308	945	930
General and administrative	280	7	1,737	24

	$941	$475	$4,352	$1,482

     Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

Note 6. Goodwill and Intangible Assets

     The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill. The carrying amount of the goodwill and intangible assets as of September 30, 2004 and December 31, 2003 is as follows (in thousands):

	September 30, 2004			December 31, 2003
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$34,542	$(13,862)	$20,680	$33,343	$(5,809)	$27,534
Patents and patent applications	4,505	(1,324)	3,181	4,506	(227)	4,279
Customer list	11,580	(2,497)	9,083	11,277	(373)	10,904
Acquired workforce	464	(174)	290	417	—	417
Existing contracts	100	(100)	—	—	—	—
Non-compete agreements	6,929	(6,929)	—	6,929	(6,929)	—

Total other intangible assets	58,120	(24,886)	33,234	56,472	(13,338)	43,134
Goodwill	367,035	(181,571)	185,464	367,562	(181,571)	185,991

	$425,155	$(206,457)	$218,698	$424,034	$(194,909)	$229,125

     The aggregate amortization expense of intangible assets was $4.0 million and $657,000 for the three months ended September 30, 2004 and 2003, respectively, and $11.5 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively. Of the $4.0 million amortization of intangible assets recorded in the three months ended September 30, 2004, $1.2 million was recorded in operating expenses and $2.8 million was recorded as amortization of purchased technology in cost of revenues. For the nine months ended September 30, 2004, $3.6 million was recorded as operating expenses and $7.9 million was recorded as amortization of purchased technology in cost of revenues. Based on the intangible assets balance as of September 30, 2004, the Company expects amortization of intangible assets recorded as operating expenses to be $910,000 in the remaining three months of 2004, $3.2 million in 2005, $2.9 million in 2006, $2.5 million in 2007 and $47,000 in 2008, as well as the amortization of purchased technology classified as a cost of license revenues to be $2.7 million in the remaining three months in 2004, $10.8 million in 2005, $9.5 million in 2006 and $648,000 in 2007.

     The change in the carrying amount of goodwill for the nine months ended September 30, 2004 is as follows (in thousands):

September 30,
2004
Beginning balance	$185,991
Subsequent goodwill adjustments related to business combination	(742)
Goodwill from Software Intelligence asset acquisition	215

Ending balance	$185,464

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

     Workforce Reductions

     During the three months ended June 30, 2004, the Company implemented a restructuring plan in certain of its European locations, and within its professional services organization, to better align its expenses with future revenue potential. These actions resulted in the termination of 28 employees and, as a result, the Company recorded a charge of $1.8 million associated with these workforce reductions. The employee terminations were substantially completed by June 30, 2004 and $1.2 million remained accrued at September 30, 2004.

     Excess Facilities

     As a result of staffing reductions, the Company performed an evaluation of its facilities requirements and identified facilities that were in excess of current and estimated future needs. The Company recorded charges in each of the last three years associated with the abandonment of identified excess facilities and, due to the continued deterioration of the commercial real estate market, has revised its assumptions regarding future estimated sublease income on several occasions. In the three months ended June 30, 2004, the Company further revised its sublease assumptions associated with certain of its excess facilities, abandoned a leased facility in Germany and elected to terminate a lease in Chicago, Illinois. As a result of these actions, the Company recorded a charge of $10.0 million associated with these actions. The abandonment of these facilities was completed by June 30, 2004.

     On September 9, 2004, the Company and Ariba, Inc. (“Ariba”) entered into an amendment of the Amended and Restated Ariba Plaza Sublease dated August 6, 2001 between Ariba and Interwoven (the “Amendment”). The Amendment was subject to certain closing conditions. On November 1, 2004, all of the required closing conditions had been met and the Amendment was effective. Under the Amendment, the Company relinquished its rights to occupy approximately 89,000 square feet of currently unoccupied space and will pay Ariba approximately $12.3 million. The Company will be relieved of its obligation to pay rent and operating expenses on that abandoned space for the remaining term of the sublease, which ends July 31, 2007. In connection with entering into the Amendment, the Company expects to improve its future cash flows. As a result, the Company reversed the remaining excess facilities accrual associated with this lease of $1.1 million.

     On July 13, 2004, the Company notified the landlord of a facility in Chicago, Illinois, that the Company was exercising a termination option included in the lease agreement Exercising this option terminated the lease effective August 31, 2005 and relieved the Company of future obligations under the lease after such date in return for a one-time termination payment of $346,000. In addition, on September 30, 2004, Interwoven entered into an agreement with the landlord of the same facility, under which the lease termination date was changed to September 30, 2004 and the Company was relieved of its future obligations under its lease agreement in return for an additional one-time termination payment of $212,000. As a result, the Company reversed the remaining excess facilities accrual associated with this lease of $266,000.

     At September 30, 2004, the Company had $41.7 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $3.8 million. The Company reassesses this estimated liability each quarterly period based on current real estate market conditions. Excluding the facilities that are currently subleased, the Company’s excess facilities are being marketed for sublease and all are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges that could materially affect the Company’s consolidated financial position and results of operations. The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional payments in future periods.

     The following table summarizes the estimated payments associated with these charges (in thousands):

	Work Force	Excess
Years Ending December 31,	Reduction	Facilities	Total
2004 (remaining three months)	$1,163	$14,365	$15,528
2005	—	9,525	9,525
2006	—	7,342	7,342
2007	—	5,701	5,701
2008	—	1,595	1,595
Thereafter	—	3,215	3,215

	$1,163	$41,743	$42,906

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

		Non-Cancelable
		Lease
	Workforce	Commitments
	Cost	and Other	Total
Balance at December 31, 2003	$2,651	$44,512	$47,163
Restructuring and excess facilities charges	1,838	9,999	11,837
Employee termination benefits adjustment	183	—	183
Lease termination adjustment	—	(1,360)	(1,360)
Cash payments	(3,509)	(11,408)	(14,917)

Balance at September 30, 2004	$1,163	$41,743	$42,906

     The accrual balance at September 30, 2004 of $41.7 million associated with excess facilities is net of estimated sublease income of $3.8 million.

Note 8. Borrowings

     In June 2004, the Company amended its line of credit agreement with a financial institution, which it had originally entered into in August 2001. The amended line of credit provides for borrowings up to $16.0 million. Borrowings under the line of credit agreement bear interest at the lower of 1% below the bank’s prime rate (4.75% at September 30, 2004) or 1.5% above LIBOR in effect on the first day of the term. Borrowings under the line of credit agreement are secured by cash. This line of credit expires in July 2005. At September 30, 2004, there were no borrowings under this line of credit agreement.

     In connection with the merger with iManage, the Company assumed a term loan with a bank secured by certain of the Company’s property and equipment. The term loan bears interest at the greater of prime (4.75% at September 30, 2004) plus 0.50% or 4.75%. At September 30, 2004 and December 31, 2003, amounts outstanding under the term loan were $611,000 and $1.2 million, respectively. Outstanding borrowings are payable monthly in installments of principal and interest, with the outstanding principal balance to be repaid by November 2004.

     The Company has no financial covenant requirements associated with its lines of credit and the term loan.

     Interest expense was $11,000 and $36,000 for the three and nine months ended September 30, 2004, respectively. The Company had no interest expense for the three and nine months ended September 30, 2003, as there were no outstanding borrowings. Cash paid for interest was $11,000 and $40,000 for the three and nine months ended September 30, 2004, respectively.

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

     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for other acts, such as personal property damage, of the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.

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

     In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 provides guidance with respect to determining the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, including investments accounted for under the cost method.

     In September 2004, the FASB delayed the accounting provisions in EITF 03-01. The Company adopted the disclosure provisions of EITF 03-01 for marketable investments as of December 31, 2003. The adoption of EITF 03-01 did not have a material effect on the Company’s consolidated financial statements.

Note 11. Contingencies

     Beginning 2001, Interwoven and certain of its officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were named against iManage, its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for the Interwoven October 8, 1999 initial public offering and January 26, 2000 follow-on public offering, and iManage’s November 17, 1999 initial public offering, failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against Interwoven and iManage and certain officers and directors of Interwoven and iManage. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of Interwoven’s and iManage’s respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and Interwoven and iManage, together with the other issuers named thereunder and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, the respective insurance carriers of Interwoven and iManage have agreed to assume Interwoven’s and iManage’s entire payment obligation under the terms of the settlement. This settlement has been presented to the District Court for approval and a decision is expected in the coming months; however, there can be no guarantee that the District Court will approve the settlement.

     On August 6, 2004, Advanced Software, Inc. filed suit against Interwoven in the United States District Court for the Northern District of California alleging that its TeamSite software infringes Advanced Software’s United States Patent No. Re. 35,861. Advanced Software seeks damages in an unspecified amount. Interwoven believes that the claim is without merit and intend to vigorously contest this matter. Although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome unfavorable to the Company could have a material impact on Interwoven’s consolidated financial position and results of operations. In addition, intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend, divert management’s attention or cause product delays; any of which could have a material impact on Interwoven’s consolidated financial position and results of operations.

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

     The following table presents geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
North America	$26,282	$17,372	$77,895	$51,279
International	13,979	8,701	39,255	26,575

	$40,261	$26,073	$117,150	$77,854

	September 30,	December 31,
	2004	2003
Long-lived assets (excluding goodwill):
North America	$38,592	$49,624
International	852	913

	$39,444	$50,537

     The Company’s revenues are derived from software licenses, consulting and training services and customer support. It is impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
License	$16,157	$10,383	$49,335	$29,726
Customer support	17,067	10,252	47,377	30,994
Consulting	5,921	4,549	17,281	13,979
Training	1,116	889	3,157	3,155

	$40,261	$26,073	$117,150	$77,854

     No customer accounted for more than 10% of the total revenues for the three and nine months ended September 30, 2004 and 2003. At September 30, 2004 and 2003, no single customer accounted for more than 10% of the outstanding accounts receivable.

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

Overview

     Incorporated in March 1995, Interwoven provides enterprise content management software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, emails and presentations, Web images, graphics, content and applications code, across the enterprise and its value chain of customers, partners and suppliers. Our enterprise content management, or ECM, platform consists of six integrated software product offerings, delivering customers end-to-end content lifecycle management. Customers have deployed our products for enterprise initiatives, such as brand management, enterprise portals, global Web content management, content distribution, corporate governance, deal management, records management and online self-service. We have licensed our software products to more than 3,000 organizations worldwide. We market and license our software products and services primarily through a direct sales force and augment our sales efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. We had 692 employees at September 30, 2004.

     In June 2003, we completed the acquisition of MediaBin and, in November 2003, we completed a merger with iManage. In addition, in August 2004, we acquired certain assets and assumed certain liabilities of Software Intelligence, Inc. The results of operations of those acquisitions have been included prospectively from the closing dates of the respective transactions. Accordingly, our financial results for the three and nine months ended September 30, 2004 are not directly comparable to those for the comparable three and nine months ended September 30, 2003.

Results of Operations

Revenues

     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
License	$16,157	$10,383	56%	$49,335	$29,726	66%
Percentage of total revenues	40%	40%		42%	38%
Support and service	24,104	15,690	54%	67,815	48,128	41%
Percentage of total revenues	60%	60%		58%	62%

	$40,261	$26,073	54%	$117,150	$77,854	50%

     Total revenues increased 54% to $40.3 million for the three months ended September 30, 2004 from $26.1 million for the three months ended September 30, 2003. We believe that the increase in revenues from the three months ended September 30, 2003 to the three months ended September 30, 2004 was attributable to revenues from our collaborative content management product, WorkSite, acquired in our merger with iManage. Our average selling prices were $180,000 and $128,000 for the three months ended September 30, 2004 and 2003, respectively, for transactions in excess of $50,000 in aggregate license revenues. Sales outside of North America represented 35% and 33% of our total revenues for the three months ended September 30, 2004 and 2003, respectively. In the three months ended September 30, 2004, we began recognizing revenue from Spain on an accrual basis which resulted in additional revenues of $172,000 from sales in the three months ended September 30, 2004. Total revenues increased 50% to $117.2 million for the nine months ended September 30, 2004 from $77.9 million for the nine months ended September 30, 2003. We believe that the increase in revenues in the nine months ended September 30, 2004 from the nine months ended September 30, 2003 was attributable to revenues from our WorkSite product and to revenues from sales of digital asset management products acquired in our acquisition of MediaBin. In addition, throughout 2003 and the nine months ended September 30, 2004, our sales cycles continued to lengthen due to increased organizational review of software purchases by sales prospects, regardless of transaction size.

     Over the past several years, our business has been adversely affected by an economic slowdown and, more specifically, a reduction in spending on information technology software applications. Our revenues for the three months ended September 30, 2004 continued to be affected by delays in software spending and we cannot assure you that spending on software products like ours will increase. If spending on information technology applications does increase, we may not see any impact on our business until after a sustained economic recovery is underway.

     License. License revenues increased 56% to $16.2 million for the three months ended September 30, 2004 from $10.4 million for the three months ended September 30, 2003. License revenues represented 40% of total revenues for both the three months ended September 30, 2004 and 2003, respectively. License revenues increased 66% to $49.3 million for the nine months ended September 30, 2004 from $29.7 million in the same period in 2003. License revenues represented 42% and 38% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. We believe that the increase in license revenues for both the three and nine months ended September 30, 2004 was attributable to revenues from our collaborative content management and digital asset management products. The increase in license revenues as a percentage of total revenues was due to the inclusion of products acquired in our merger with iManage in our sales mix for the three and nine months ended September 30, 2004, as historically iManage’s business had a higher proportion of license revenues to service revenues, and to lower growth rates in our consulting and training services.

     Support and Service. Support and service revenues increased 54% to $24.1 million for the three months ended September 30, 2004 from $15.7 million for the three months ended September 30, 2003. The increase in support and service revenues was the result of higher customer support revenues from our larger installed base of customers and existing customer reorders ($6.8 million) and higher consulting services revenues ($1.4 million) and training services revenues ($227,000), as a result of the additions of our collaborative content management and digital asset management products. In addition, the increase was, in part, due to the renewal of support contracts that had been written down as part of the merger with iManage. Support and service revenues accounted for 60% of total revenues for both the three months ended September 30, 2004 and 2003, respectively. Support and service revenues increased 41% to $67.8 million for the nine months ended June 30, 2004 from $48.1 million for the nine months ended September 30, 2003. The increase in support and service revenues was the result of higher customer support revenues from our larger installed base of customers ($16.4 million) and higher consulting services revenues ($3.3 million), as a result of the acquisitions of iManage and MediaBin. In addition, the increase was, in part, due to the renewal of support contracts that had been written down as part of the merger with iManage. As a percentage of total revenues, support and service revenues accounted for 58% and 62% for the nine months ended September 30, 2004 and 2003, respectively.

     To the extent that our license revenues decline in the future, our support and service revenues may also decline. A decline in license revenues may result in fewer consulting engagements and fewer customer support contracts, resulting in a decline in customer support and service revenues. However, since customer support revenues are recognized over the duration of the support contract, we believe the impact will lag a decline in license revenues. We expect that our system integrator and reseller partners will continue to provide a large portion of the consulting and training services associated with our products, which will result in slower revenue growth for our consulting services when compared to customer support services or even a decline in consulting and training revenues.

Cost of Revenues

     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
License	$3,387	$1,426	138%	$9,864	$2,593	280%
Percentage of total revenues	8%	5%		8%	3%
Support and service	9,705	7,260	34%	28,643	23,842	20%
Percentage of total revenues	24%	28%		24%	31%

	$13,092	$8,686	51%	$38,507	$26,435	46%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and related documentation, amortization of purchased technology associated with the MediaBin and iManage acquisitions, as well as costs of licensing third-party software embedded in or sold in conjunction with our software products. Cost of license revenues represented 8% and 5% of license revenues for the three months ended September 30, 2004 and 2003, respectively, and 8% and 3% of license revenues for the nine months ended September 30, 2004 and 2003, respectively. The increases in cost of license revenues in absolute dollars and as a percentage of total revenues in the three and nine months ended September 30, 2004 from the same periods in 2003 were attributable to amortization of purchased technology associated with our recent business combinations ($2.8 million for the three months ended September 30, 2004 and $7.9 million for the nine months ended September 30, 2004), as well as slightly higher royalties to third parties. Cost of license revenues for the three months ended September 30, 2003 included fees paid to iManage for the resale of the WorkSite product of $687,000.

     Based on acquisitions completed through September 30, 2004, we expect the amortization of purchased technology classified as a cost of license revenues to be $2.7 million in the remaining three months in 2004, $10.8 million in 2005, $9.5 million in 2006 and $648,000 in 2007. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of the products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded with our software are under fixed fee arrangements.

     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting services, training and support personnel, costs associated with delivering product updates to customers under active support contracts, subcontractor expenses, facilities, shared services and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 34% to $9.7 million in the three months ended September 30, 2004 from $7.3 million in the same period in 2003. The increase in cost of support and service revenues in the three months ended September 30, 2004 from the same period in 2003 was due primarily to higher subcontractor fees of $1.2 million as a result of the increased usage of outside consulting firms to supplement our current services capacity, higher personnel costs of $705,000 as a result of higher headcount and higher travel expense of $280,000 due to the increase in personnel and consulting services. Cost of support and service revenues increased 20% from $23.8 million in the nine months ended September 30, 2003 to $28.6 million in the same period in 2004. The increase in cost of support and service revenues in the nine months ended September 30, 2004 from the same period in 2003 was due primarily to higher subcontractor fees of $2.4 million as a result of the increased usage of outside consulting firms to supplement our current services capacity and higher personnel costs of $1.6 million as a result of higher headcount. Cost of support and service revenues represented 40% and 46% of support and service revenues in the three months ended September 30, 2004 and 2003, respectively, and 42% and 50% for the nine months ended September 30, 2004 and 2003 respectively. The decrease in cost of support and service revenues as a percentage of its related revenues was primarily attributable to an increase in support revenues as a percentage of total support and service revenues, as support revenues generally have higher gross margins than consulting services and training. As noted above, the increase in support revenues was due to higher customer support revenues from our larger installed base of customers and existing customer reorders. Support and service headcount was 177 and 145 at September 30, 2004 and 2003, respectively. The increase in headcount from 2003 to 2004 was due to the iManage merger.

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

Operating Expenses

     Sales and Marketing

     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Sales and marketing	$17,300	$13,251	31%	$52,585	$41,518	27%
Percentage of total revenues	43%	51%		45%	53%

     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel, facilities, shared services and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased 31% to $17.3 million for the three months ended September 30, 2004 from $13.3 million for the three months ended September 30, 2003. The increase in sales and marketing expenses in the three months ended September 30, 2004 from the same period in 2003 was due primarily to a $1.7 million increase in personnel costs due to higher average headcount in the period as a result of the iManage merger and $2.2 million in higher commissions as a result of higher revenues. Sales and marketing expenses increased 27% to $52.6 million for the nine months ended September 30, 2004 from $41.5 million for the same period in 2003. The increase in sales and marketing expenses in the nine months ended September 30, 2004 from the same period in 2003 was due primarily to a $5.0 million increase in personnel costs due to higher average headcount in the period as a result of the iManage merger, $4.9 million in higher commissions as a result of higher revenues and a $894,000 increase in marketing program costs. Sales and marketing expenses represented 43% and 51% as a percentage of total revenues in the three months ended September 30, 2004 and 2003, respectively, and 45% and 53% of total revenues for the nine months ended September 30, 2004 and 2003, respectively. The decline in sales and marketing expenses as a percentage of total revenues is due to increased revenues, as well as the realization of cost savings associated with the iManage and MediaBin business combinations. Sales and marketing headcount was 234 and 185 at September 30, 2004 and 2003, respectively. The increase in headcount from 2003 to 2004 was due to the iManage merger.

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

     Research and Development

     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Research and development	$7,746	$6,058	28%	$23,033	$18,062	28%
Percentage of total revenues	19%	23%		20%	23%

     Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased 28% to $7.7 million in the three months ended September 30, 2004 from $6.1 million for the three months ended September 30, 2003. The increase in the three months ended September 30, 2004 from the same period in 2003 was primarily due to a $1.0 million increase in personnel costs associated with a higher average headcount in the period as a result of the iManage merger and higher third-party contractor fees of $267,000. Research and development expenses increased 28% to $23.0 million for the nine months ended September 30, 2004 from $18.1 million for the same period in 2003. The increase in the nine months ended

September 30, 2004 from the same period in 2003 was primarily due to a $3.1 million increase in personnel costs associated with a higher average headcount in the period as a result of the iManage merger and higher third-party contractor fees of $402,000. As a percentage of total revenues, research and development expenses were 19% and 20% in the three and nine months ended September 30, 2004, respectively, and were 23% for both the three and nine months ended September 30, 2003. The decline in research and development expenses as a percentage of total revenues is due to increased revenues, as well as the realization of cost savings associated with the iManage and MediaBin business combinations. Research and development headcount was 200 and 133 at September 30, 2004 and 2003, respectively. The increase in headcount in 2004 over 2003 was due to the acquisitions of iManage and MediaBin and the opening of our Bangalore, India development facility in the fourth quarter of 2003. We expect that research and development expenses in 2004 will decline slightly as a percentage of total revenues when compared to comparable periods in 2003 as we continue to manage our expenses and realize greater expected cost efficiencies.

     General and Administrative

     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
General and administrative	$3,052	$2,867	6%	$9,022	$9,346	(3)%
Percentage of total revenues	8%	11%		8%	12%

     General and administrative expenses consist of salaries and related costs for general corporate functions, including finance, accounting, human resources and legal, as well as insurance, professional fees, facilities costs and provisions for doubtful accounts. General and administrative expenses increased 6% to $3.1 million for the three months ended September 30, 2004 from $2.9 million in the three months ended September 30, 2003. The increase was primarily due to a $117,000 increase in personnel costs as a result of the iManage merger. General and administrative expenses decreased 3% to $9.0 million in the nine months ended September 30, 2004 from $9.3 million in the same period in 2003. The decrease was primarily due to a $308,000 decline in travel and recruiting expenses. As a percentage of total revenues, general and administrative expenses were 8% and 11% for the three months ended September 30, 2004 and 2003 and 8% and 12% for the nine months ended September 30, 2004 and 2003, respectively. The decline in general and administrative expenses as a percentage of total revenues is due to increased revenues, as well as greater economies of scale associated with the iManage and MediaBin business combinations. General and administrative headcount was 81 and 69 at September 30, 2004 and 2003, respectively. The increase in headcount from 2003 to 2004 was due to the iManage merger. We anticipate that general and administrative expenses will decline as a percentage of total revenues in 2004 when compared to comparable periods in 2003 due to continued cost control efforts and economies of scale associated with our recent business combinations.

     Amortization of Stock-Based Compensation

     The following sets forth, for the periods indicated, our amortization of stock-based compensation (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Amortization of stock-based compensation	$941	$475	98%	$4,352	$1,482	194%
Percentage of total revenues	2%	2%		4%	2%

     We recorded deferred stock-based compensation in connection with stock options assumed in our business combinations, granted at exercise prices below market prices on the date of grant and granted prior to our initial public offering. Amortization of stock-based compensation was $941,000 and $475,000 for the three months ended September 30, 2004 and 2003, respectively, and $4.4 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in amortization of stock-based compensation in the three and nine months ended September 30, 2004 from the same period in 2003 was primarily attributable to the amortization of stock-based compensation from stock options assumed as part of the acquisition of MediaBin in June 2003 and the merger with iManage in November 2003. Amortization expense for the three months ended September 30, 2004 was reduced by $71,000 associated with cancelled stock options for employees terminating prior to the completion of option vesting. Based on deferred stock-based compensation recorded through September 30, 2004, we expect the amortization of deferred stock-based compensation to be $667,000 in the remaining three months in 2004, $1.5 million in 2005, $494,000 in 2006 and $67,000 in 2007.

     Amortization of Intangible Assets

     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Amortization of intangible assets	$1,217	$657	85%	$3,631	$1,545	135%
Percentage of total revenues	3%	3%		3%	2%

     Amortization of intangible assets consists of amortization expense related to customer lists and assembled workforce associated with our business combinations. Amortization of intangible assets was $1.2 million and $657,000 for the three months ended September 30, 2004 and 2003, respectively, and $3.6 million and $1.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in amortization of intangible assets from the three and nine months ended September 30, 2004 from the same periods in 2003 is due to the addition of intangible assets amortization associated with the merger with iManage, the acquisition of MediaBin and the acquisition of certain assets from Software Intelligence, Inc. Based on the intangible assets balance as of September 30, 2004, we expect amortization of intangible assets to be $910,000 in the remaining three months of 2004, $3.2 million in 2005, $2.9 million in 2006, $2.5 million in 2007 and $47,000 in 2008.

     In-Process Research and Development

     The following sets forth, for the periods indicated, our in-process research and development (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
In-process research and development	$—	$—	—%	$—	$599	(100)%
Percentage of total revenues	—%	—%		—%	1%

     In conjunction with our acquisition of MediaBin on June 27, 2003, we recorded a one-time charge of $599,000 for acquired in-process research and development. The acquired in-process research and development was immediately expensed because technological feasibility had not been established for the acquired technology and no future alternative use exists. The portion of the purchase price allocated to in-process research and development was based, in part, on a third-party appraisal using established valuation techniques.

     Restructuring and Excess Facilities Charges

     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Restructuring and excess facilities charges	$(1,360)	$13,324	(110)%	$10,477	$15,701	(33)%
Percentage of total revenues	(3)%	51%		9%	20%

     During the three months ended September 30, 2004, we entered into an agreement with the landlord of an excess facility in Chicago, Illinois. As part of this agreement, we were relieved of future obligations under the lease agreement in return for a one-time termination payment of $212,000. As a result, we reversed the remaining excess facilities accrual associated with this lease of $266,000. In addition, we entered into an agreement with our sublandlord of our corporate headquarters. As part of this agreement, we relinquished our rights to occupy approximately 89,000 square feet of currently unoccupied space and were relieved of future obligations under the sublease agreement in return for a one-time termination payment of $12.3 million. As a result, we reversed the $1.1 million remaining excess facilities accrual associated with this lease.

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

     For the three and nine months ended September 30, 2003, we implemented restructuring plans in an effort to better align our expenses with our revenues and improve operational performance. As a result of these plans, we recorded a charge of $13.3 million in the three months ended September 30, 2003, of which $11.7 million was related to abandoned facilities and reductions in our estimate of sublease income and $1.6 million was associated with workforce reductions. In addition to the charge recorded in the three months ended September 30, 2003, we recorded $2.4 million in charges for workforce reductions primarily related to severance benefits associated with involuntary terminations, of which $1.1 million was recorded in the three months ended March 31, 2003 and $1.3 million was recorded in the three months ended June 30, 2003.

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

Interest Income and Other, Net

     The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Interest income and other, net	$468	$579	(19)%	$1,114	$2,513	(56)%
Percentage of total revenues	1%	2%		1%	3%

     Interest income and other decreased $111,000, or 19%, to $468,000 for the three months ended September 30, 2004 from $579,000 for the three months ended September 30, 2003. The decrease was due to lower interest rates on our cash and investments, a lower average balance of cash, cash equivalents and investments during each successive period and an aggregate increase in foreign currency transaction gains of $18,000 for the three months ended September 30, 2004, when compared to the same period in 2003. For the nine months ended September 30, 2004, interest income and other decreased to $1.1 million, or 56%, from $2.5 million in the same period in 2003. The decrease was due to an aggregate increase in foreign currency transaction losses of $597,000 for the nine months ended September 30, 2004, when compared to the same period in 2003, as well as lower interest rates on our cash and investments, a lower average balance of cash, cash equivalents and investments during each successive period.

Provision for Income Taxes

     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004	2003	Change	2004	2003	Change
Provision for income taxes	$243	$174	40%	$729	$813	(10)%
Percentage of total revenues	1%	1%		1%	1%

     The provision for income taxes recorded for the three and nine months ended September 30, 2004 and 2003 related to state and international taxes. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. Currently, it is determined that it is not likely that the assets will be realized. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments decreased $1.8 million, or 1%, to $138.7 million as of September 30, 2004 from $140.5 million at December 31, 2003.

     Cash provided by (used in) in the nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Nine Months Ended
	September 30,
	2004	2003
Cash used in operating activities	$(2,704)	$(28,209)
Cash provided by investing activities	$29,661	$11,369
Cash provided by financing activities	$3,208	$1,057

     Operating Activities. Net cash used in operating activities of $2.7 million in the nine months ended September 30, 2004 resulted from a net loss of $24.1 million, offset by depreciation of $3.3 million, amortization of stock-based compensation of $4.4 million and amortization of intangible assets and purchased technology of $11.5 million, as well as a decrease of $8.3 million in accounts receivable and an increase of $1.3 million in deferred revenues. These amounts were partially offset by a decrease of $4.5 million in accounts payable and accrued liabilities, a decrease of $2.9 million in restructuring and excess facilities accrual and a reduction of $479,000 in allowance for doubtful accounts and sales returns.

     Net cash used in operating activities of $28.2 million for the nine months ended September 30, 2003 primarily resulted from a net loss of $35.1 million, offset by depreciation of $5.0 million, amortization of stock-based compensation of $1.5 million and amortization of intangible assets of $1.5 million, as well as a decrease of $6.4 million in accounts receivable and an increase of $4.6 million in restructuring and excess facilities accrual. These amounts were offset by a decrease of $6.4 million in accounts payable and accrued liabilities and a decrease of $5.5 million in deferred revenues.

     A number of non-cash items were charged to expense and increased our net loss in the nine months ended September 30, 2004 and 2003, respectively. These items include depreciation of property and equipment and amortization of deferred stock-based compensation and intangible assets. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.

     Our primary source of operating cash flow is the collection of accounts receivable from our customers offset by payments to our employees, vendors and service providers. We measure the effectiveness of our collection efforts by an analysis of average accounts receivable days outstanding (“days outstanding”). Days outstanding were 58 days and 59 days on September 30, 2004 and 2003, respectively. Collections of accounts receivable and related days outstanding will fluctuate in future periods due to the timing and amount of our future revenues, payment terms on customer contracts and the effectiveness of our collection efforts.

     Our operating cash flows will also be affected in the future based on the timing of payments to our vendors. We endeavor to pay our vendors and service providers in accordance with invoice terms and conditions. The timing of cash payments in future periods will be affected by the nature of vendor arrangements and management’s assessment of our cash inflows.

     Investing Activities. Net cash provided by investing activities was $29.7 million in the nine months ended September 30, 2004. This primarily resulted from net proceeds from investment activity of $31.8 million, comprised of $39.3 million of proceeds from the maturity and sale of investments partially offset by $7.5 million to purchase investment securities, and $2.1 million to purchase property and equipment.

     Net cash provided by investing activities was $11.4 million in the nine months ended September 30, 2003. This primarily resulted from net proceeds from investment activity of $16.2 million, comprised of $94.2 million in proceeds from the maturity and sale of our investments partially offset by $78.0 million to purchase investment securities and $624,000 to purchase property and equipment. In addition, during the nine months ended September 30, 2003, our investing activities included $4.2 million in net cash paid for business acquired, attributable to the acquisition of MediaBin.

     We have classified our investment portfolio as “available for sale,” and our investments objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We generally hold investments in commercial paper, corporate bonds and United States government agency securities to maturity; however, we may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity. As of September 30, 2004, the average maturity for our investment portfolio was approximately 4 months.

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

     Financing Activities. Net cash provided by financing activities of $3.2 million in the nine months ended September 30, 2004 included $3.8 million from the net proceeds from issuance of common stock under our stock option and employee stock purchase plans, partially offset by the repayment of bank borrowings of $602,000.

     Net cash provided by financing activities of $1.1 million in the nine months ended September 30, 2003 consisting of proceeds received from purchases of our common stock under our stock option and employee stock purchase plans.

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

     Bank Borrowings. We had available one line of credit and a term loan at September 30, 2004. We have a $16.0 million line of credit, which is secured by cash and bears interest at our option of either a variable rate of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. This line of credit agreement expires in July 2005. There were no outstanding borrowings under this line of credit as of September 30, 2004.

     In connection with the iManage merger, we assumed a term loan with a bank secured by certain of our property and equipment. The loan bears interest at the greater of prime (4.75% at September 30, 2004) plus 0.50% or 4.75%. Principal payments are due quarterly and will continue until November 2004 when the remaining outstanding balance is due in full. At September 30, 2004, we had $611,000 outstanding under the term loan.

     There are no financial covenant requirements under any of our lines of credit or the term loan.

     Facilities. We lease our facilities under operating lease agreements that expire at various dates through 2016. As of September 30, 2004, minimum cash payments due under our operating lease obligations totaled $72.0 million. The following presents our prospective future lease payments under these agreements as of December 31, excluding our estimate of potential sublease income (in thousands):

			Total Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments
2004 (remaining three months)	$2,412	$14,897	$17,309
2005	8,972	7,825	16,797
2006	8,362	7,332	15,694
2007	5,180	5,498	10,678
2008	983	1,991	2,974
Thereafter	6,216	2,307	8,523

	$32,125	$39,850	$71,975

     Of these future minimum lease payments, we have accrued $41.7 million in the restructuring and excess facilities accrual at September 30, 2004. This accrual includes $5.6 million of estimated operating expenses associated with excess facilities and sublease commencement costs and is net of our estimate of sublease income of $3.8 million. In relation to our excess facilities, we may decide to negotiate and enter into lease termination agreements, if and when the circumstances are appropriate. These lease termination agreements would likely require a significant amount of future lease payments to be paid at the time of execution of the lease termination agreement, but would release us from future lease payment obligations for the abandoned facility. The timing of a lease termination agreement and the corresponding payment would affect our cash flows in the period of payment.

     On September 9, 2004, Interwoven and Ariba, Inc. (“Ariba”) entered into an amendment of the Amended and Restated Ariba Plaza Sublease dated August 6, 2001 between Ariba and Interwoven (the “Amendment”). The Amendment was subject to certain closing conditions. On November 1, 2004, all of the required closing conditions had been met and the Amendment became effective. Under the Amendment, we relinquished our rights to occupy approximately 89,000 square feet of currently unoccupied space and have paid Ariba approximately $12.3 million. We have been relieved of our obligation to pay rent and operating expenses on that abandoned space for the remaining term of the sublease, which ends July 31, 2007. The table above reflects the effects of the Amendment on our future minimum lease payments.

     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At September 30, 2004, we had $16.0 million outstanding under standby letters of credit, which are secured by substantially all of our assets.

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

Financial Risk Management

     As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-United States Dollar-denominated revenues and operating expenses in Europe, Asia Pacific, Australia and Canada. At the present time, the exposure is not significant. We have engaged in only limited hedging activity to date and have no outstanding foreign currency forward contracts at September 30, 2004. We do not anticipate significant currency gains or losses in the near term.

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

     At the outset of our customer arrangements, if we determine that the arrangement fee is not fixed or determinable, we recognize revenue when the arrangement fee becomes due and payable. We assess whether the fee is fixed or determinable based on the payment terms associated with each transaction. If a portion of the license fee is due beyond our normal payments terms, which generally does not exceed 180 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due. We do not offer product return rights to resellers or end users. We determine collectibility on a case-by-case basis, following analysis of the general payment history within the geographic sales region and a customer’s years of operation, payment history and credit profile. If we determine from the outset of an arrangement that collectibility is not probable based upon our review process, we recognize revenue as payments are received. We periodically review collection patterns from our geographic locations to ensure historical collection results provide a reasonable basis for revenue recognition upon signing of an arrangement. We determined that we had sufficient evidence in the first quarter of 2004 in Japan and Singapore to begin recognizing revenue on an accrual basis and, in the third quarter of 2004, we began recognizing revenue from Spain on an accrual basis. Previously, revenues had been recognized in those countries only when cash was received. In the remaining countries which have geographically been identified as cash basis, the Company reviews collectibility for the individual customers to determine if they have historical evidence of global purchasing and financial stability. If these requirements are met, the Company assesses that collectibility is probable from these individual customers within a cash basis country.

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

     Allowance for Doubtful Accounts. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported period. Specifically, we make estimates as to the overall collectibility of accounts receivable and provide an allowance for amounts deemed to be uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, our allowance for doubtful accounts would consist of specific accounts where we believe collection is not probable and our historical experience applied to accounts receivable not specifically reserved. At September 30, 2004 and December 31, 2003, our allowance for doubtful accounts balance was $1.1 million and $1.5 million, respectively. These amounts represent 4% of total accounts receivable at both September 30, 2004 and December 31, 2003. The decrease in the allowance for doubtful accounts reflects the continued improvement of our aged accounts receivable profile.

     Allowance for Sales Returns. From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management specifically analyzes our revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At September 30, 2004 and December 31, 2003, our allowance for sales returns was $620,000 and $745,000, respectively.

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

     Workforce Reductions

     In connection with our restructuring plans, we accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We generally accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At September 30, 2004, $1.2 million was accrued for future severance and termination benefits payments.

     Excess Facilities

     In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value of expected sublease income over the remainder of the lease term and of related exit costs if any, we receive appraisals from real estate brokers to aid in our estimate. In addition, during our evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may have suffered a reduction in their economic useful lives. Excluding the facilities that are currently subleased, our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could result in additional charges that could materially affect our consolidated financial position and results of operations. At September 30, 2004, we had $41.7 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $3.8 million. We reassess our excess facilities liability each period based on current real estate market conditions.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At September 30, 2004, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

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

     We performed and completed our required annual impairment testing in the third quarter of 2004. Upon completing our reviews, we determined that the carrying value of our recorded goodwill of $185.5 million had not been impaired. Accordingly, no impairment charge was recorded as a result of our testing under SFAS No. 142. Although we determined that our recorded goodwill had not been impaired, changes in the economy, the business in which we operate and our own relative performance may result in the existence of indicators that our recorded goodwill may be impaired.

     We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if we suffer a sustained decline in our market capitalization below our net book value or we suffer a sustained decline in our stock price, we will assess whether our goodwill has been impaired. A significant impairment could result in additional charges and have a material adverse impact on our consolidated financial position and operating results.

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

     We have incurred operating losses on a quarterly and annual basis throughout our history. As of September 30, 2004, we had an accumulated deficit of $407.4 million. We must increase our license and support and service revenues to achieve and sustain profitable operations and positive cash flows. If our revenues do not grow, we will not become profitable, which could cause the price of our common stock to decline. In addition, our revenues may decline from earlier periods resulting in greater operating losses and significant negative cash flows, which could cause us to fail and the price of our common stock to decline.

Many factors can cause our revenues to fluctuate on a quarterly basis and if we fail to satisfy the expectations of investors or securities analysts, our stock price may decline.

     Our quarterly operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors impacting these fluctuations are likely to be:

•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the number of new information technology initiatives launched by our customers;

•	the failure of any of our product offerings to meet with customer acceptance;

•	the size and complexity of our license and service transactions;

•	potential delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	changes in competitors’ product offerings;

•	sales force capacity and the influence of resellers and systems integrator partners;

•	our ability to integrate newly acquired products with our existing products and effectively sell newly acquired products;

•	the impact of our sales commission and incentive plans; and

•	seasonal variations in our operating results.

     If our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.

Our revenues are derived from a small number of software products and vertical markets.

     For the three and nine months ended September 30, 2004, we believe that a significant portion of our total revenues was derived from licensing Interwoven TeamSite Content Server and related products and services. We expect that our TeamSite product will continue to account for a significant portion of our revenues in future periods. Any decline in the demand for our TeamSite product will have a material and adverse effect on our consolidated financial condition and results of operations.

     We also derive a significant portion of our revenues from a few vertical markets. In particular, our WorkSite product is primarily sold to legal and professional service firms. In order for us to sustain and grow our business, we must continue to successfully sell our software products and services into this vertical market. Our failure to successfully sell to legal and professional service firms will have a material and adverse effect on our consolidated financial condition and results of operations. In general, we believe that our customers in these markets are affected by the same conditions that affect our customers in other markets.

     Further, the future success of our collaborative content management software applications depends on our ability to sell software licenses and services to large multi-national corporations in financial services, manufacturing, telecommunications and governments. To sell to these organizations, we must devote time and resources to hire and train sales employees to work with enterprises in industries other than legal and professional services. Even if we are successful in hiring and training sales teams, customers in other industries may not need or sufficiently value our collaborative content management software applications.

Our products have a long and unpredictable sales cycle, which makes it difficult to forecast our future results and may cause our operating results to vary from period to period.

     The period between initial contact with a prospective customer and the licensing of our software applications varies and can range from three months to more than twelve months. Additionally, our sales cycle involves complexity as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our software applications include, among other factors, product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if a customer has chosen our software products, completion of the associated sales transaction is subject to a number of factors, which makes our quarterly revenues difficult to forecast. These factors include but are not limited to the following:

•	Licensing of our software products is often an enterprise-wide decision by our customers that involves many factors. Accordingly, our ability to license our product may be affected by changes in the strategic importance of content management projects to a customer, a customer’s budgetary constraints or changes in a customer’s personnel.

•	A customer’s internal approval and expenditure authorization process can be difficult and time consuming to overcome. Delays in approvals, even after vendor selection, could impact the timing and amount of revenues recognized in a quarterly period.

•	Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities.

•	The number, timing and significance of enhancements to our software products and the introduction of new software by our competitors and us may affect customer purchasing decisions.

     Throughout 2003 and 2004, our sales cycles continued to be affected by increased organizational review by sales prospects, regardless of transaction size. Specifically, we experienced several delayed software license orders at the end of the second quarter of 2004 at levels greater than those experienced in the first and third quarters of 2004. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenue, which would have a material impact on our consolidated operating results and, correspondingly, our stock price.

     Our sales incentive plans are primarily based on quarterly and annual quotas by sales representatives and certain sales support personnel. These sales incentive plans have accelerated commission rates in the event a representative exceeds the expected sales quota. The concentration of sales orders with any one or a few sales representatives has resulted, and in the future may result, in commission expense in excess of forecasted levels, which have caused, or would in the future cause, fluctuations in sales and marketing expenses. Any increase in sales and marketing expenses could adversely affect our consolidated results of operation.

Competition from providers of software enabling content and collaboration management is increasing, which could cause us to reduce our prices and result in reduced gross margins or loss of market share.

     The enterprise content management market is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to continue to intensify, which could result in price reductions for our products, reduced gross margins, increased sales cycles and loss of market share, any of which would have a material adverse effect on our business and financial condition. Our current competitors include:

•	companies addressing needs of the market in which we compete, including EMC Corporation, FileNet Corporation, Hummingbird Ltd., Microsoft Corporation, Open Text Corporation, Stellent, Inc., Oracle Corporation and Vignette Corporation;

•	intranet and groupware companies, such as IBM, Microsoft Corporation, and Novell, Inc.; and

•	in-house development efforts by our customers and partners.

     We also face potential competition from our strategic partners, such as BEA Systems, Inc. and Oracle Corporation, or from other companies that may in the future decide to compete in our market. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. For example, Microsoft Corporation sells a content management product and might choose to bundle it with other products in ways that would harm our competitive position. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Documentum, Inc. by EMC Corporation, Presence Online Pty Ltd. by IBM, Kramer Lee & Associates by Hummingbird Ltd., Optika, Inc. by Stellent, Inc., Artesia Technologies, Inc. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.

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

     Our installed customer base has traditionally generated additional license and support and service revenues. In addition, our plans are dependent on our ability to sell newly acquired products, such as the products acquired in the acquisitions of MediaBin, Inc. (“MediaBin”), iManage, Inc. (“iManage”) and Software Intelligence, Inc. (“Software Intelligence”) to our installed base of customers. In future periods, customers may not necessarily license additional products or contract for additional support or other services. Customer support agreements are generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their support agreements or license additional products or contract for additional services, or if they reduce the scope of the support agreements, our revenues could decrease and our operating results could be adversely affected.

Economic conditions and significant world events have harmed and could continue to negatively affect our revenues and results of operations.

     Our revenue growth and profitability depend on the overall demand for our enterprise content management software platforms and applications. Prolonged economic weakness in the United States and declining economic conditions worldwide have resulted in and may continue to result in lower revenues, longer sales cycles, lower average selling prices and deferred or cancelled orders. To the extent that the economy does not improve or declines, the demand for our products and services, and therefore our future revenues, will be further affected. In addition, many of our customers have also been affected adversely by these economic conditions and, as a result, we may find that collecting on accounts receivable may take longer than we expect or that some accounts receivable will become uncollectible.

     Our consolidated financial results could also be significantly affected by geopolitical concerns and world events, such as wars and terrorist attacks. For example, we experienced delays in customer orders in the first quarter of 2003 as a result of concerns over the war in Iraq. Our revenues and financial results could be negatively affected to the extent geopolitical concerns continue and similar events occur or are anticipated to occur.

The timing of large customer orders may have a significant impact on our consolidated financial results from period to period.

     From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. For example, we had one customer order greater than $1 million in the three months ended September 30, 2004. Because it is difficult for us to accurately predict the timing of such large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from levels anticipated by us and our stockholders. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.

Support and service revenues have represented a larger percentage of our total revenues in 2004 and 2003. Our support and service revenues are vulnerable to reduced demand and increased competition.

     Our support and service revenues represented 60% of total revenues for both the three months ended September 30, 2004 and 2003, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Demand for these services is also affected by competition from independent service providers and systems integrators with knowledge of our software products. Since mid-2000, the economic slowdown, and the corresponding reduction in information technology spending, has increased competition for service engagements and has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If these factors continue to affect our business, our support and service revenues may decline and such a decline would have a material and adverse effect on our consolidated financial condition and results of operations.

Increases in support and service revenues as a percentage of total revenues may decrease overall margins.

     We realize lower margins on support and service revenues than on license revenues. In addition, we may contract with outside consultants and system integrators to supplement the services we provide to customers, which generally yields lower gross margins than the gross margins yielded by our services business. As a result, if support and service revenues increases as a percentage of total revenues or if we increase our use of third parties to provide such services, our gross margins will be lower and our operating results may be adversely affected.

We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.

     We depend upon our proprietary technology and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual restrictions to protect it. We currently have 30 issued United States patents and 27 foreign patents, as well as several United States and foreign patents pending approval. It is possible that patents will not be issued from our currently pending patent applications or any future patent application we may file. We also have restricted customer access to our source code and require all employees enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.

     Further, third parties may claim that our products infringe the intellectual property of their products. In fact, on August 6, 2004, Advanced Software, Inc. filed suit against us in the United States District Court for the Northern District of California alleging that our TeamSite software infringes Advanced Software’s United States Patent No. Re. 35,861. We believe the claim is without merit and intend to vigorously contest this matter. However, this claim or any other claims, with or without merit, could be costly and time-consuming to defend, divert our management’s attention or cause product delays. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business.

We may be required to write-off all or a portion of the goodwill value of companies acquired.

     Generally accepted accounting principles in the United States require companies to review the value of acquired assets from time to time to determine whether those values have been impaired. As a result, we are required periodically to review the value reported on our balance sheet of companies we have acquired, to determine if those values should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We performed our required annual impairment test in the third quarter of 2004. Upon completion of our testing, we determined that the carrying value of our recorded goodwill had not been impaired. We will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. For example, indicators include if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate and our own relative performance may result in the existence of indicators that our recorded goodwill may be impaired. We may in the future be required to write down the carrying value of goodwill assets, including goodwill associated with our merger with iManage.

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

     Our direct sales force depends on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. Approximately 62% of our new license orders in the third quarter of 2004 were influenced by our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase our sales and reduce expenses will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to penetrate our existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.

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

     Several factors may also require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances in which we are required to deliver either unspecified additional products or specified product upgrades for which we do not have vendor-specific objective evidence of fair value. We have a standard software license agreement that provides for revenue recognition provided that, among other factors, delivery has taken place, collectibility from the customer is reasonably assured and no significant future obligations or customer acceptance rights exist. However, customer negotiations and revisions to these terms could have an impact on our ability to recognize revenue at the time of delivery.

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

     We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the three months ended September 30, 2004, revenues from these international operations constituted approximately 35% of our total revenues. For the years ended December 31, 2003, 2002 and 2001, revenues from these international operations constituted approximately 35%, 34% and 32% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:

•	changes in multiple tax and regulatory requirements;

•	difficulties in staffing, retaining staff and managing foreign operations;

•	the expense of foreign operations and compliance with applicable laws;

•	political and economic instability;

•	the expense of localizing products for sale in various international markets;

•	reduced protection for intellectual property rights in some countries;

•	protectionist laws and business practices that favor local competitors;

•	longer sales cycles and collection periods or seasonal reductions in business activity; and

•	economic downturns in international markets.

     Any of these risks could reduce revenues from international locations, or increase our cost of doing business outside of the United States.

     In addition to our international sales offices, in the fourth quarter of 2003, we opened a customer support and development operation in Bangalore, India. This operation is also subject to many of the same risks and uncertainties noted above.

Our workforce reductions may require us to incur severance costs and reduce our facilities commitments, which may cause us to incur expenses or recognize additional financial statement charges.

     Over the last several years, we have significantly reduced our worldwide employee headcount. In connection with our restructuring plans and the merger with iManage, we relocated offices and abandoned facilities in the San Francisco Bay Area; Chicago; New York City; Boston; Austin, Texas and several locations internationally. As a result, we are paying for facilities that we are not using and have no future plans to use. In the nine months ended September 30, 2004, we recorded charges for excess facilities, net of expected sublease income, of $8.6 million. We recorded similar charges in the years ended December 31, 2003, 2002 and 2001 in the amounts of $12.6 million, $30.0 million and $22.2 million, respectively. At September 30, 2004, we have an accrual for excess facilities of $41.7 million, which is net of anticipated sublease income of $3.8 million. If the commercial real estate market continues to deteriorate, or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of future sublease income in the future which may be material to our consolidated financial condition and results of operations. Additionally, we have negotiated and may continue to negotiate early terminations to our excess facilities leases that may result in significant cash payments. Additionally, Interwoven and Ariba, Inc. entered into an amendment of the Amended and Restated Ariba Plaza Sublease dated August 6, 2001 between Ariba and Interwoven. On November 1, 2004, the amendment became effective. Under the amendment, we relinquished our rights to occupy approximately 89,000 square feet of currently unoccupied space and have paid Ariba approximately $12.3 million.

     We have continued to review our operational performance across the Company and will continue to make cost adjustments to better align our expenses with our revenues. In the three months ended June 30, 2004, we implemented a restructuring plan in certain of our European locations to better align our expenses with future revenue potential. These actions resulted in the termination of 28 employees and a charge of $1.8 million associated with these terminations. We may be required to make further adjustments to our business model to achieve operational efficiency and, as a result, may be required to take additional charges which could be material to our results of operations.

Our estimates of future sublease income related to our restructuring and excess facilities charges may be incorrect and may require us to incur expenses or recognize additional financial statement charges.

     In connection with our restructuring and excess facilities charges, we made certain estimates of expected future sublease income for our abandoned facilities. Although, we are in the process of actively marketing our excess facilities that have not been sublet, we may be unable to sublease them and even if we are successful in subleasing them, we may be required to accept significantly less in rent from a subtenant than our lease rate. If the commercial real estate market continues to deteriorate, or if we cannot sublease these excess facilities at all, we may be required to record additional charges to revise our estimates of future sublease income, which could result in additional expenses we would incur, as well as financial statement charges which may be material to our consolidated financial condition and results of operations.

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

Fluctuations in the exchange rates of foreign currency, particularly in Euro, British Pound and Australian Dollar and the various local currencies of Asia and Europe, may harm our business.

     We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into United States Dollars for reporting purposes. Our primary exposures have related to operating expenses and sales in Australia, Asia and Europe that were not United States Dollar-denominated. Historically, these risks have been minimal for us, but as our international revenues and operations have grown and continue to grow, the adverse currency fluctuations could have a material adverse impact on our consolidated financial position and results of operations. The increasing use of the Euro as a common currency for members of the European Union could affect our foreign exchange exposure. We have generally not engaged in hedging activities to mitigate our foreign currency risk, although we have recently entered into limited forward contract activity.

New legislation and potential new accounting pronouncements are likely to impact our future consolidated financial position and results of operations.

     Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. These and other potential changes could materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results. Additionally, the impact of these changes may increase costs incurred by our customers and prospects which could result in delays or cancellations in spending on enterprise content management software and services like we provide. Such delays and cancellations could have a material adverse impact on our consolidated statement of operations and financial condition.

If we account for employee stock options using the fair value method, it could significantly increase our net loss.

     There has been ongoing public debate as to whether stock options granted to employees should be treated as compensation expense and, if so, how to properly value such stock options awards. On March 31, 2004, the Financial Accounting Standard Board (“FASB”) issued an Exposure Draft, Share-Based Payment: an amendment of FASB statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning after June 15, 2005 and subsequent reporting periods. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have significant and ongoing accounting charges.

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

     The market prices of the securities of software companies have been extremely volatile and often unrelated to their operating performance. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in the price of our stock may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or in financial estimates or recommendations by any securities analysts who might cover our stock;

•	operating performance and stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are Internet-related or otherwise deemed comparable to us;

•	announcements by us or our competitors of new products or services, technological innovations, significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	announcements of negative conclusions about our internal controls;

•	capital outlays or commitments;

•	additions or departures of key personnel; and

•	conditions or trends in our industry, as well as general economic conditions.

     These fluctuations may make it more difficult to use our stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees. Any shortfall in revenue or net income (loss) compared to our or analysts’ or investors’ expectations could cause an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls until late in the quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. Further, we are in the process of implementing Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to report on, and our independent auditors to attest to, our internal controls. Should we or our auditors determine that our internal controls need improvement, in some cases even if the shortcoming we or they find is immaterial, we may be required to disclose this fact, which could cause the market price for our common stock to decline rapidly. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.

     In accordance with accounting principles generally accepted in the United States of America, we accounted for the acquisitions of MediaBin, iManage and certain assets and liabilities of Software Intelligence using the purchase method of accounting, which resulted in charges to earnings that could have a material adverse effect on the market value of our common stock following these acquisitions. Under the purchase method of accounting, we allocated the total estimated purchase price of these acquisitions to their net tangible assets, amortizable intangible assets, intangible assets with indefinite lives based on their fair values as of the closing date of these transactions and recorded the excess of the purchase price over those fair values as goodwill. A portion of the estimated purchase price in the iManage and MediaBin acquisitions was also allocated to purchased in-process technology and was expensed in the quarter in which the acquisition was completed. We will incur additional depreciation and amortization expense over the useful lives of certain net tangible and intangible assets acquired in connection with these transactions and significant stock-based compensation expense. These depreciation and amortization charges could have a material impact on our consolidated results of operations.

     At September 30, 2004, we have $185.5 million in goodwill and $33.2 million in net other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States require that we review the value of these acquired assets from time to time to determine whether the recorded values have been impaired and should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We performed our required annual impairment test for calendar 2004 in the third quarter and no additional reduction to recorded goodwill was required at that time. We will continue to perform impairment assessments on an interim basis when indicators exist that goodwill or our intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate and our own relative performance may result in the existence of indicators that our recorded values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.

     Some of our current stockholders hold a substantial number of shares of our common stock, which they are able to sell in the public market, subject to restrictions under the securities laws and regulations. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. Moreover, two of our executive officers have established systematic plans under which they will sell a pre-determined number of shares per quarter, provided that a certain minimum price is obtained. These plans may be perceived poorly in the market and, together with the increased number of shares being made available on the market, may have an adverse effect on our share price. The executive officers may also sell stock outside of their systematic plan at their election. Other executive officers are considering similar systematic sale programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2004, we did not hold derivative financial instruments. At September 30, 2004, we had outstanding borrowings under a term loan totaling $611,000.

Foreign Currency Risk

     The majority of our revenues and expenses are denominated in United States Dollars. As a result, we have not experienced significant foreign exchange gains and losses to date. While we do expect transactions in foreign currencies in 2004, we do not anticipate that foreign exchange gains or losses will be significant. We have engaged in only limited hedging activity to date and have no outstanding foreign currency forward contracts at September 30, 2004.

Commodity Price Risk

     We did not hold commodity instruments as of September 30, 2004, and have never had such instruments in the past.

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

(b) Changes in Internal Control Over Financial Reporting

     There was no change in our system of internal control over financial reporting during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Beginning 2001, Interwoven and certain of our officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were filed against iManage, its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for our October 8, 1999 initial public offering, our January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering, failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against iManage and us and certain of iManage’s and our officers and directors. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of iManage’s and our respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and iManage and Interwoven, together with the other issuers named in those complaints and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, iManage’s and our respective insurance carriers have agreed to assume iManage’s and our entire payment obligation under the terms of the settlement. This settlement has been presented to the District Court for approval and a decision is expected in the coming months; however, there can be no guarantee that the District Court will approve the settlement.

     On August 6, 2004, Advanced Software, Inc. filed suit against us in the United States District Court for the Northern District of California alleging that our TeamSite software infringes Advanced Software’s United States Patent No. Re. 35,861. We believe that the claim is without merit and intend to vigorously contest this matter. However, intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend, divert management’s attention or cause product delays; any of which could have a material impact on our consolidated financial position and results of operation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

     On August 12, 2004, in connection with our acquisition of assets and assumption of liabilities of Software Intelligence, we issued 118,042 shares of our common stock in a transaction that was exempt from registration under the Securities Act pursuant to Section 42) of the Securities Act or Regulation D thereunder.

(c) Repurchases of Equity Securities

     In September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of our common stock in the open market. At September 30, 2004, $11.3 million remained available under the program to repurchase additional shares. During the nine months ended September 30, 2004, we did not repurchase any shares of our common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     (a) List of Exhibits

Exhibit No.	Description
10.01	Amended and Restated First Amendment to Amended and Restated Sublease dated May 6, 2001 between Ariba, Inc. and Interwoven, Inc.

10.02	Amendment to Line of Credit Agreement dated June 1, 2004 between Wells Fargo Bank and Interwoven, Inc.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, County of Santa Clara, State of California, on the 8th day of November 2004.

INTERWOVEN, INC.
(Registrant)

By:	/s/ MARTIN W. BRAUNS

Martin W. Brauns
President, Chief Executive Officer and Chairman of the Board

/s/ JOHN E. CALONICO, JR.

John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2004

Number	Exhibit Title
10.01	Amended and Restated First Amendment to Amended and Restated Sublease dated May 6, 2001 between Ariba, Inc. and Interwoven, Inc.

10.02	Amendment of Line of Credit Agreement dated June 1, 2004 between Wells Fargo Bank and Interwoven, Inc.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.