Form 10-K
period 2004-12-31
INTERWOVEN INC
filed 2005-03-15
CIK 1042431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-27389

Interwoven, Inc.
(Exact name of registrant as specified in its charter)

Delaware	77-0523543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
803 11th Avenue
Sunnyvale, California 94089
(Address of principal executive offices and zip code)
(408) 774-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of Class)
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.     Yes ☑          No ☐
      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was approximately $394,382,000 (based on the last reported sale price of $10.10 on June 30, 2004 on the NASDAQ National Market).
      The number of shares outstanding of the Registrant’s common stock as of February 28, 2005 was approximately 41,110,000.
DOCUMENTS INCORPORATED BY REFERENCE
      Parts of the Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders to be held June 2, 2005 are incorporated by reference in Part III of this Annual Report on Form 10-K.

INTERWOVEN, INC.
      Interwoven, Content Networks, OpenDeploy, DeskSite, iManage, LiveSite, MediaBin, MetaCode, MetaFinder, MetaSource, MetaTagger, OpenDeploy, OpenTransform, Primera, TeamPortal, TeamSite, TeamXML, TeamXpress, VisualAnnotate, WorkKnowledge, WorkDocs, WorkPortal, WorkRoute, WorkTeam, the respective taglines, logos and service marks are trademarks of Interwoven, Inc., which may be registered in certain jurisdictions. All other trademarks are owned by their respective owners.

CAUTION REGARDING FORWARD LOOKING STATEMENTS
      Some statements in this Annual Report on Form 10-K are forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify these forward-looking statements by the use of words such as “expect,” “plan,” “anticipate,” “believe,” “estimate” or “continue.” Any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contain many such forward-looking statements. Our forward-looking statements involve risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be different from what is anticipated or implied by those statements. The risk factors contained in this report, as well as any other cautionary language in this report, describe risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.
      You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Except as required by law, we do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
PART I

Item 1.	Business
Overview
      Interwoven, Inc. provides enterprise content management (“ECM”) software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code across the enterprise and its value chain of customers, partners and suppliers. Our ECM platform consists of integrated software product offerings, delivering customers end-to-end content lifecycle management including collaboration, e-mail management, imaging, digital asset management, Web content management, document management and records management. Customers have deployed our products for business initiatives such as intranet management, marketing content management, collaborative portals, Web content management, records management, deal management, matter-centric collaboration and content provisioning. To date, more than 3,100 enterprises, law firms and professional services organizations worldwide have licensed our software products.
      We were incorporated in California in March 1995 and reincorporated in Delaware in October 1999. Our principal office is located at 803 11th Avenue, Sunnyvale, California 94089 and our telephone number at that location is (408) 774-2000. We maintain a Website at www.interwoven.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge, as well as from the Securities and Exchange Commission Website at www.sec.gov.
Interwoven Enterprise Content Management Platform, Services and Solutions
      Our ECM platform consists of software components that are integrated with related services including common security, single sign-on services, distribution intelligence and integration. The following components comprise our core platform: collaboration, e-mail management, document management, Web content management, digital asset management, imaging and records management. Our ECM platform is architected on a service-oriented architecture (“SOA”), enabling customers to integrate our products with their existing infrastructures, including Java 2 (“J2EE”), Microsoft.NET and Linux environments.
      The SOA-based platform enables us to deliver ECM solutions that are designed to solve critical challenges for departments, enterprises or industries. These solutions, together with our technology partners, unify people, content and processes to reduce business risks, accelerate time-to-value and sustain a lower total cost of ownership. Our software solutions include unified electronic content management for accounting firms, collaborative portals, collaborative document management for corporate legal departments, deal management, e-mail management, enterprise content distribution, enterprise digital asset management, enterprise Web content management, extranet management, intranet management, matter-centric collaboration for law firms, marketing content management, records management and content provisioning.

Products
      Collaborative Document Management — WorkSite MP Server and WorkSite Server. These products offer comprehensive collaborative document management functions including check-in/check-out, version control, audit trails, archiving, categorization and full text and meta data search. Out-of-the box document routing and approval enables simultaneous processing of documents. WorkSite provides geographically dispersed teams with virtual workspaces in which they can securely share, discuss and collaborate on all facets of a project quickly and efficiently — via intranet, extranet or the Internet.
      E-mail Management — Interwoven’s e-mail management software and WorkSite Communications Server Software. These products deliver a comprehensive approach to managing e-mail as a vital part of a complete content management strategy. The products collectively capture e-mail correspondence in context by subject and merge it with other relevant documents and content in a collaborative environment.
      Imaging — Image Processing. This product enables users to convert paper, forms and fax documents to digital format for on-going use in a collaborative context, combined with record retention, archival and disposal. Our Image Processing offering is central to automating core business processes such as accounts payable, claims processing, legal document processing and contract management. We deliver these capabilities to our customers through our relationships with scanning and image capture providers.
      Enterprise Web Content Management — LiveSite Content Publishing Server, TeamSite Content Management Server and TeamSite XML Server. LiveSite Content Publishing Server eliminates IT Web development bottlenecks and empowers business professionals to rapidly and cost-effectively publish dynamic Web sites, enabling organizations to improve communication, respond to changing market demands, support new business initiatives and contain costs. TeamSite Content Management Server enables businesses to manage content across internally and externally facing Web-based applications, such as enterprise portals, intranets, self-service applications, public-facing Web Sites and extranets, enabling organizations to reduce cost, time to Web and risks associated with all online initiatives. TeamSite XML Server provides XML component management capabilities for advanced content reuse, enabling organizations to shorten content development cycles, eliminate content redundancy and publish content in multiple formats for multiple channels and audiences.
      Digital Asset Management — MediaBin Asset Server. This product provides businesses with a full-featured central library for the large numbers of digital assets they use to promote their products and brands. With the MediaBin Asset Server, marketing teams can effectively catalog, manage, transform, search for, repurpose and deploy digital assets, including photographs, rich graphics, marketing collateral, presentations, documents and videos.
      Records Management — Records Manager. This product offers a records management system that organizes physical, electronic and e-mail records in a single integrated repository. Records Manager can automatically archive business content and help enable our customers to comply with corporate record retention policies and external regulations.
      Content Distribution — OpenDeploy Distribution Server Software. This product automates the distribution of enterprise content and application code from multiple sources, such as content management and source code management systems, to multiple targets, from a few production Web servers to an entire enterprise network. OpenDeploy is also available for open platform content distribution.
      Content Intelligence — MetaTagger Content Intelligence Server. This product provides enterprises with a metadata management system to drive content relevance for initiatives like portals, enterprise search and business applications. MetaTagger Content Intelligence Server integrates with any repository to process enterprise information, including Web content, business documents, database records, syndicated feeds and existing content archives. Built on a core set of computational linguistics algorithms, this product processes content in nearly any format and helps organizations make informed and accurate decisions about how to classify content and what additional metadata to apply.
      Connectors — TeamPortal Software. This product is a Web-services powered connector that enables secure content and code access between our core ECM platform and enterprise portal applications. TeamPortal Software ensures that team members throughout the enterprise can effectively collaborate, share and manage knowledge through their chosen portal interface.
      ECM Developers Suite — Interwoven Developer Suite. We provide developers with a set of tools that assist with the development, customization and integration of applications with our content management platform. The Developer Suite includes ContentService SDK, a Web services-based Application Program Interface that supports implementation of our SOA and a developer server, which provides a separate environment for testing new applications, customizations and upgrades.
Support and Service
      Consulting. We offer professional services to our customers for the deployment of our software and the integration of our applications with third-party software, as well as strategic consulting services. Our professional services team works directly with our customers as well as with our resellers and strategic partners. We have and continue to employ third-party subcontractors in the past to accommodate customer demands in excess of the capacity of our in-house consulting organization or to provide consulting services in locations where we have no permanent staff. Our consulting services are generally offered on a time and materials basis.
      Customer Support. Our customer support service is designed to allow customers to receive product updates and quickly and effectively address technical issues as they arise. Our support personnel provide resolution of customer technical inquiries and are available to customers by telephone, e-mail and through our Website. We use a customer service automation system to track each customer inquiry through to satisfactory resolution. Our technical support is generally offered on an annual subscription basis.
      Training. We offer a comprehensive training curriculum for our customers, partners and system integrators designed to provide the knowledge and skills to deploy, use and maintain our products successfully. These training classes focus on the technical aspects of our products as well as related best practices and business processes. We hold classes in various locations, including our training facilities in Sunnyvale, California; Bethesda, Maryland; Chicago, Illinois and in Europe and Asia Pacific. We generally charge a daily fee for such classes. Web-based training is also available at a price per online course.
Customers
      Our software products and services are marketed and sold to a diverse group of customers operating in a broad range of industries. Our customers include companies migrating their operations online, companies looking to increase channel and partner effectiveness by establishing sales extranets and companies whose objective is to deploy and manage critical business content within and across their organization. We believe that our customers typically consider ECM applications to be critical to their success. As of December 31, 2004, more than 3,100 companies had licensed our software products. No single customer accounted for ten percent or more of our total revenues in 2004, 2003 or 2002. Sales to customers in North America accounted for 66%, 65% and 66% of our total revenues in 2004, 2003 and 2002, respectively. See Note 15 of Notes to Consolidated Financial Statements.
Sales and Marketing
      We market and license our software products and services primarily through a direct sales force and we augment our sales efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. We have sales offices and maintain operations in Australia, Canada, France, Germany, Hong Kong, Italy, India, Japan, the Netherlands, People’s Republic of China, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom and in various locations throughout the United

States. Reflecting our commitment to our international initiatives, we have introduced localized versions of our software for several major European and Asia Pacific markets.
      We have developed an indirect sales channel by establishing relationships with technology vendors, professional services firms and systems integrators that recommend and, when appropriate, resell our products. Several of our partners have also built add-on products to extend the functionality of our software. We believe that our business is not substantially dependent on any one technology vendor, professional services firm or system integrator. However, our relationships with these entities on the whole are critical to our success.
      Our ability to grow revenue in future periods will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and customer support personnel, and our ability to establish and maintain strategic relationships.
Research and Development
      Since our inception, we have devoted significant resources to develop our products and technologies. We believe that our future success will depend, in large part, on a strong development effort that enhances and extends the features of our products. Our product development organization is responsible for product architecture, core technology, quality assurance, documentation and expanding the ability of our products to operate with leading hardware platforms, operating systems, database management systems and key electronic commerce transaction processing standards. We currently have research and development operations in Sunnyvale, California; Chicago, Illinois and Atlanta, Georgia. Also, in 2003, we established an operation in Bangalore, India to perform quality assurance and development activities.
      Our research and development expenditures were $30.8 million, $24.6 million and $26.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. All research and development expenditures have been expensed as incurred. We expect to continue to devote substantial resources to our research and development activities.
Acquisitions
      In August 2004, we acquired certain assets and assumed certain liabilities of Software Intelligence, Inc. (“Software Intelligence”), a provider of records management systems. The aggregate purchase price of this acquisition was $1.6 million, which included issuance of 118,042 shares of our common stock with an estimated fair value of $782,000, assumed liabilities of $693,000 and transaction costs of $156,000. The purchase price may increase by up to $200,000 if specific software license revenue goals are achieved during a period that ends on December 31, 2005, with such purchase price increase payable in shares of common stock. The allocation of the purchase price for this acquisition included purchased technology of $1.2 million, customer list of $303,000 and goodwill of $215,000 less the fair value of assumed liabilities of $84,000. The results of operations of Software Intelligence have been included in our results of operations since August 12, 2004.
      In November 2003, we completed the merger with iManage, Inc. (“iManage”), a provider of collaborative document management software. In connection with this merger, we paid the iManage common stockholders $1.20 in cash and 0.523575 shares of our common stock in exchange for each share of iManage common stock outstanding as of the merger date. The aggregate purchase price of the acquisition was $181.7 million, which included cash of $30.6 million, issuance of 13.3 million shares of common stock with an estimated fair value of $122.2 million, assumed stock options with a fair value of $18.9 million, estimated employee severance and facilities closure costs of $5.8 million and transaction costs of $4.2 million. The results of operations of iManage have been included in the consolidated results of operations of the Company since November 18, 2003.
      In June 2003, we acquired MediaBin, Inc. (“MediaBin”). MediaBin develops standards-based enterprise brand management solutions to help companies manage, produce, share and deliver volumes of digital assets, such as product photographs, advertisements, brochures, presentations, video clips and other marketing collateral. The aggregate purchase price of the acquisition was $12.9 million, which included cash of

$4.2 million, issuance of 700,000 shares of common stock with an estimated fair value of $6.4 million, assumed stock options with a fair value of $683,000, estimated employee severance costs of $775,000 and transaction costs of $899,000. The results of operations of MediaBin have been included in the consolidated results of operations of the Company since June 27, 2003.
Competition
      The enterprise content management market is fragmented, rapidly changing and increasingly competitive. We have experienced and expect to continue to experience increased competition from current and potential competitors. Many of these competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, sales, distribution and other resources than we have. Our current competitors include:

•	companies addressing needs of the market in which we compete such as EMC Corporation, FileNet Corporation, Hummingbird Ltd., IBM, Microsoft Corporation, Xerox Corporation, Open Text Corporation, Stellent, Inc., Oracle Corporation and Vignette Corporation;

•	intranet and groupware companies, such as IBM, Microsoft Corporation and Novell, Inc.;

•	in-house development efforts by our customers and partners; and

•	various open source alternatives.
      We also face potential competition from our strategic partners, or from other companies that may in the future decide to compete in our market. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Documentum, Inc. by EMC Corporation, Presence Online Pty Ltd. by IBM, Optika, Inc. by Stellent, Inc., Artesia Technologies, Inc. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.
      We believe that the principal competitive factors in the market for ECM solutions are:

•	breadth of the enterprise content management solution;

•	product functionality and features;

•	coverage of sales force and distribution channel;

•	availability of global support;

•	quality and depth of integration of the individual software modules across the full ECM suite;

•	ease and speed of product implementation;

•	hardware implications and the total cost of ownership required to deploy ECM solutions;

•	financial condition of vendors;

•	vendor and product reputation;

•	ability of products to support large numbers of concurrent users;

•	price;

•	security;

•	interoperability with established software;

•	scalability; and

•	ease of access and use.
      Although we believe that we compete favorably with respect to many of the above factors, our market is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors.
Seasonality
      Our business is influenced by seasonal factors, largely due to customer buying patterns. In recent years, we have generally had weaker demand for our software products and services in the first and third quarters. Our consulting and training services are negatively impacted in the fourth quarter due to the holiday season, which results in fewer billable hours for our consultants and fewer training classes.
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
      We currently have 31 issued United States patents and 41 issued foreign patents. These patents have remaining lives ranging from 2 to 16 years, with an average remaining life of 9 years. We also have applied for 8 other patents in the United States and we have 35 pending foreign patent applications. It is possible that no patents will be issued from our currently pending patent applications and that our existing patents may be found to be invalid or unenforceable, or may be successfully challenged. It is also possible that any patent issued to us may not provide us with competitive advantages or that we may not develop future proprietary products or technologies that are patentable. Additionally, we have not performed a comprehensive analysis of the patents of others that may limit our ability to do business. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent or on the combination of all of our patents.
      We rely on software licensed from third parties, including software that is integrated with internally developed software. These software license agreements expire on various dates from 2005 to 2009 and the majority of these agreements are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If we cannot renew these licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. These types of delays could seriously harm our business. In addition, we would be seriously harmed if the providers from whom we license our software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all.
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
      Our competitors, some of which have substantially greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and license our products. We have not conducted an independent review of patents issued to third parties. It is possible that one or more third parties may make claims of infringement or misappropriation against us or third parties from whom we license technology. In fact, on August 6, 2004, Advanced Software, Inc. filed suit against us in the United States District Court for the Northern District of California alleging that our TeamSite software infringes Advanced Software’s United States Patent No. Re. 35,861. Any claim or any other claims, with or without merit, could be costly and time-consuming to defend, cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or reengineer our products, if feasible, divert our management’s attention or resources, or cause product delays. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement or misappropriation against us or third-party licensors in connection with the use of our technology could adversely affect our business.
Employees
      As of December 31, 2004, we employed 696 people, including 228 in sales and marketing, 205 in research and development, 180 in support and professional services and 83 in general and administrative functions. Of our employees, 525 were located in North America, 101 were located in the Asia Pacific region and 70 were located in Europe. Our future success depends in part on our ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, other than statutory unions required by law in certain European countries. We have not experienced any work stoppages and consider our relations with our employees to be good.

Item 2.	Properties
      Our principal offices are located in a leased facility in Sunnyvale, California and consist of approximately 130,000 square feet that will expire in July 2007. We also occupy other leased facilities in the United States, Europe, Asia Pacific, Australia and Canada under leases totaling approximately 201,000 square feet that expire at various times through July 2016.
      We believe that our existing facilities are adequate for our current needs.

Item 3.	Legal Proceedings
      Beginning in 2001, Interwoven, Inc. and certain of our officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were filed against iManage, Inc., its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for our October 8, 1999 initial public offering, our January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering, failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against iManage and us and certain of iManage’s and our officers and directors. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of iManage’s and our respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and iManage and Interwoven, together with the other issuers named in those complaints and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, iManage’s and our respective insurance carriers have agreed to assume iManage’s and our entire payment obligation under the terms of the settlement. This settlement has been preliminarily approved by the District Court and will be presented to members of the putative plaintiff classes in the coming months. We cannot be reasonably assured, however, that the settlement will be approved by the putative plaintiff classes or finally approved the District Court.
      On August 6, 2004, Advanced Software, Inc. filed suit against us in the United States District Court for the Northern District of California alleging that our TeamSite software infringes Advanced Software’s United States Patent No. Re. 35,861. Advanced Software, Inc. seeks damages in an unspecified amount. We believe that the claim is without merit and intend to vigorously contest this matter. However, intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend, cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or reengineer our products, if feasible, divert management’s attention or resources, or cause product delays, or require us to enter into royalty or licensing agreements to obtain the right to use a necessary product, component or process; any of which could have a material impact on our consolidated financial condition and results of operation. Discovery is still in its preliminary stages. Trial has been set for April 17, 2006.
      We are a party to other threatened legal action and employment-related lawsuits arising from the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations or financial position. However, an unfavorable resolution of a matter could materially affect our consolidated results of operations or financial position in a particular period.

Item 4.	Submission of Matters to a Vote of Security Holders
      None
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Our common stock trades on the NASDAQ National Market under the symbol “IWOV”.
      The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for the last eight quarters, all as reported on the NASDAQ National Market. The prices included below have been adjusted to give retroactive effect to all stock splits that have occurred since our inception.

	High	Low

Year ended December 31, 2004:
Fourth quarter	$11.30	$7.22
Third quarter	$10.06	$6.40
Second quarter	$11.42	$8.04
First quarter	$15.45	$9.51
Year ended December 31, 2003:
Fourth quarter	$17.80	$10.56
Third quarter	$13.24	$7.80
Second quarter	$11.40	$5.92
First quarter	$13.76	$7.20

Holders of Record
      The approximate number of holders of record of the shares of our common stock was 445 as of March 3, 2005. This number does not include stockholders whose shares are held by other entities. The actual number of holders is greater than the number of holders of record.
Dividend Policy
      We have not declared or paid any cash dividends on our capital stock since our incorporation. We currently intend to retain future earnings, if any, for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
      None

Item 6.	Selected Financial Data
      The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated statements of operations data and consolidated balance sheet data as of and for each of the five years in the period ended, and as of December 31, 2004, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share amounts)
Selected Consolidated Statements of Operations Data:
Total revenues	$160,388	$111,512	$126,832	$204,633	$133,603
Gross profit	$108,628	$73,868	$84,230	$139,787	$92,488
Loss from operations	$(24,406)	$(49,861)	$(153,497)	$(136,215)	$(43,500)
Net loss	$(23,667)	$(47,531)	$(148,616)	$(129,175)	$(32,055)
Basic and diluted net loss per common share	$(0.58)	$(1.72)	$(5.80)	$(5.17)	$(1.40)
Shares used in computing basic and diluted net loss per common share	40,494	27,585	25,607	24,985	22,995

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$133,757	$140,487	$181,669	$219,968	$222,284
Working capital	$85,474	$94,401	$147,445	$186,999	$199,484
Total assets	$393,776	$421,825	$298,657	$438,110	$524,209
Bank borrowings	$—	$1,213	$—	$—	$—
Total stockholders’ equity	$288,622	$300,934	$203,725	$352,005	$454,351

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We provide enterprise content management software and services that enable businesses to create, review, manage, distribute and archive business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code, across the enterprise and its value chain of customers, partners and suppliers. Our ECM platform consists of integrated software product offerings, delivering customers end-to-end content lifecycle management including collaboration, e-mail management, imaging, digital asset management, Web content management, document management and records management. Customers have deployed our products for business initiatives such as Web content management, intranet management, marketing content management, collaborative portals, records management, deal management, matter-centric collaboration and content provisioning. To date, more than 3,100 enterprises, law firms and professional services organizations worldwide have licensed our software products. We market and license our software products and services primarily through a direct sales force and augment our sales, marketing and service efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. Our revenues to date have been derived primarily from accounts in North America; revenues from outside of North America accounted for 34% of our total revenues in 2004. We had 696 employees as of December 31, 2004.
      In August 2004, we completed the acquisition of certain assets of Software Intelligence. In November 2003, we completed our merger with iManage and, in June 2003, we completed the acquisition of MediaBin. The results of operations of these business combinations have been included prospectively from the closing dates of these transactions through year-end. Accordingly, our financial results are not directly comparable to those of the previous periods. In particular, our consolidated results for 2003 include revenues and expenses for iManage for only one month and the results of MediaBin for six months, while the consolidated results for 2004 include such revenues and expenses for these operations a full year. On November 18, 2003, we effected a one-for-four reverse stock split. All share and per share information included in these consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.
Results of Operations
      In 2002, our business was impacted by a sharp decline in customer spending on information technology initiatives both domestically and internationally and the information technology spending environment has remained weak throughout 2003 and 2004. Our revenues were further affected by a shift away from spending on public-facing Web applications, such as our TeamSite product, to internal productivity enhancing applications. As a result of these factors, our revenues declined 12% from 2002 to 2003. In response, we initiated and completed a series of strategic actions designed to expand our product offerings. During 2003, we acquired MediaBin and iManage to extend our product offerings into digital asset management and collaborative document management, thereby creating product offerings that we believe address a larger market opportunity. As a result of these actions, our revenues increased 44% from 2003 to 2004. These business combinations also allowed us to achieve economies of scale in our sales, marketing, development and administrative functions. We also completed a series of restructuring actions to help align our cost structure with expected revenues. These restructuring actions included staff reductions in all functional areas of our business, decreases in marketing and promotional spending and the abandonment of certain facilities in excess of current and expected future needs.

Revenues

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
License	$67,341	$45,936	$57,309	47%	(20)%
Percentage of total revenues	42%	41%	45%
Support and service	93,047	65,576	69,523	42%	(6)%
Percentage of total revenues	58%	59%	55%

	$160,388	$111,512	$126,832	44%	(12)%

      Total revenues increased 44% from $111.5 million in 2003 to $160.4 million in 2004. We believe this increase was primarily attributable to sales of the WorkSite product, which we acquired in November 2003 as part of our merger with iManage, and the digital asset management products, which we acquired in June 2003 as part of our acquisition of MediaBin. Total revenues decreased 12% from $126.8 million in 2002 to $111.5 million in 2003. We believe this decrease was attributable to a worldwide slowdown in spending on information technology initiatives, particularly public-facing Web applications, which began in late 2001 and is ongoing. Our average license transaction size for sales in excess of $50,000 was $170,000, $153,000 and $178,000 in 2004, 2003 and 2002, respectively. Sales outside of the United States of America represented 34%, 36% and 34% of our total revenues in 2004, 2003 and 2002, respectively. We expect that reduced spending on information technology initiatives will continue to adversely affect our business for the foreseeable future and, to the extent that any improvement occurs, such an improvement may not be sustained.
      License. License revenues increased 47% from $45.9 million in 2003 to $67.3 million in 2004. We believe this increase was primarily attributable to license revenues from the WorkSite product that we acquired in November 2003 and the digital asset management products that we acquired in June 2003. License revenues decreased 20% from $57.3 million in 2002 to $45.9 million in 2003. We believe this decrease was attributable to weak economic conditions worldwide, resulting in reduced spending on information technology initiatives and a shift away from spending on public-facing Web applications like our TeamSite product. This decline was partially offset by license revenues from sales of the digital asset management products we acquired in June 2003. License revenues represented 42%, 41% and 45% of total revenues in 2004, 2003 and 2002, respectively.
      Support and Service. Support and service revenues increased 42% from $65.6 million in 2003 to $93.0 million in 2004. We believe this increase was primarily attributable to the acquisitions of iManage and MediaBin, which provided a greater opportunity for consulting services and a larger installed base of customers purchasing support services. Support and service revenues decreased 6% from $69.5 million in 2002 to $65.6 million in 2003. We believe this decrease was primarily attributable to fewer customer engagements as a result of declining license transactions, as well as price competition from third-party system integrators for consulting services and shorter implementations due to the improved product design.
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

Cost of Revenues

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
Cost of license revenues	$13,336	$5,368	$3,283	148%	64%
Percentage of license revenues	20%	12%	6%
Percentage of total revenues	8%	5%	3%
Cost of support and service revenues	38,424	32,276	39,319	19%	(18)%
Percentage of support and service revenues	41%	49%	57%
Percentage of total revenues	24%	29%	31%

	$51,760	$37,644	$42,602	37%	(12)%

      License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 20%, 12% and 6% of total license revenues in 2004, 2003 and 2002, respectively. The increase in cost of license revenues as a percentage of license revenues and in absolute dollars from 2003 to 2004 was mainly due to the $8.7 million increase in amortization of purchased technology associated with our business combinations. The increases in cost of license revenues in absolute dollars and as a percentage of total revenues from 2002 to 2003 were attributable to an increase in royalties due to third parties, including royalties paid to iManage of $1.2 million prior to the merger, and a $2.0 million increase in amortization of purchased technology.
      Based only on acquisitions completed through the 2004 year end, we expect the amortization of purchased technology classified as a cost of license revenues to be $10.9 million in 2005, $9.7 million in 2006 and $762,000 in 2007. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded with our software are under fixed-fee arrangements.
      Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 19% to $38.4 million in 2004 from $32.3 million in 2003, and decreased 18% to $32.3 million in 2003 from $39.3 million in 2002. The increase in cost of support and service revenues from 2003 to 2004 was due primarily to higher subcontractor costs of $3.7 million and higher personnel costs of $2.7 million as a result of the acquisitions of iManage and MediaBin. The decrease in cost of support and service revenues from 2002 to 2003 was due primarily to lower personnel costs of $3.9 million and lower travel costs of $1.5 million. Cost of support and service revenues represented 41%, 49% and 57% of support and service revenues in 2004, 2003 and 2002, respectively. The decrease in cost of support and service revenues as a percentage of related revenues was primarily attributable to an increase in support revenues as a percentage of total support and service revenues, as support revenues generally have higher gross margins than consulting services and training. Support and service headcount was 180, 176 and 171 at December 31, 2004, 2003 and 2002, respectively.
      Since our support and service revenues have lower gross margins than our license revenues, our overall gross margins typically decline if our support and service revenues increase as a percent of total revenues. We expect cost of support and service revenues as a percentage of support and service revenues to vary from period to period, depending in part on whether the services are performed by our in-house staff or subcontractors.

Operating Expenses

Sales and Marketing

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
Sales and marketing	$70,824	$57,959	$73,712	22%	(21)%
Percentage of total revenues	44%	52%	58%
      Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased 22% from $58.0 million in 2003 to $70.8 million in 2004. This increase was due primarily to $6.1 million in higher commissions as a result of higher revenues, $5.6 million increase in personnel costs, and a $1.1 million in increased promotional expenses. Sales and marketing expenses decreased 21% from $73.7 million in 2002 to $58.0 million in 2003. This decrease was due primarily to a $7.1 million reduction in personnel costs as a result of lower average headcount in the period, $1.9 million in lower commissions as a result of lower revenues and a $2.0 million reduction in promotional expenses. As a percentage of total revenues, sales and marketing expenses represented 44%, 52% and 58% in 2004, 2003 and 2002, respectively. The decrease in sales and marketing expense as a percentage of total revenues from 2003 to 2004 was due primarily to economies of scale associated with our business combinations, while the decrease from 2002 to 2003 was due primarily to cost control efforts. Sales and marketing headcount was 228, 239 and 226 at December 31, 2004, 2003 and 2002, respectively.
      We anticipate that sales and marketing expenses, as a percentage of total revenues, will decrease slightly in 2005 from levels posted in 2004 due to expected economies of scale as a result of revenue growth. We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.

Research and Development

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
Research and development	$30,825	$24,613	$26,599	25%	(7)%
Percentage of total revenues	19%	22%	21%
      Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased 25% from $24.6 million in 2003 to $30.8 million in 2004. This increase was primarily due to higher personnel costs of $4.2 million, a $1.4 million increase in facilities expense and a $491,000 increase in third-party contractor costs. Research and development expenses decreased 7% from $26.6 million in 2002 to $24.6 million in 2003. This decrease was primarily due to a $1.8 million decline in personnel costs associated with headcount reductions. As a percentage of total revenues, research and development expenses were 19%, 22% and 21% in 2004, 2003 and 2002, respectively. Research and development headcount was 205, 199 and 133 at December 31, 2004, 2003 and 2002, respectively. The increase in headcount in 2003 over 2002 was primarily due to our acquisition of iManage. We expect research and development expenses in 2005 will decline slightly as a percentage of total revenues when compared to 2004 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.

General and Administrative

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
General and administrative	$12,080	$12,474	$14,299	(3)%	(13)%
Percentage of total revenues	8%	11%	11%
      General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expenses decreased $394,000 or 3% from $12.5 million in 2003 to $12.1 million in 2004. This decrease was primarily due to lower personnel costs partially offset by higher facilities costs. General and administrative expenses decreased 13% from $14.3 million in 2002 to $12.5 million in 2003. This decrease was primarily due to a $1.8 million decline in personnel costs and a $900,000 reduction in the provision for doubtful accounts. As a percentage of total revenues, general and administrative expense was 8%, 11% and 11% in 2004, 2003 and 2002, respectively. The decrease in general and administrative expense as a percentage of total revenues from 2003 to 2004 was due primarily to cost savings synergies associated with our business combinations and cost control efforts. General and administrative headcount was 83, 82 and 78 at December 31, 2004, 2003 and 2002, respectively. We expect general and administrative expenses to decline slightly as a percentage of total revenues in 2005 when compared to 2004 due to continued cost control efforts and economies of scale.

Amortization of Stock-Based Compensation

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
Amortization of stock-based compensation	$4,982	$2,348	$4,880	112%	(52)%
Percentage of total revenues	3%	2%	4%
      We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering and in connection with stock options granted and assumed in our business combinations. Amortization of stock-based compensation was $5.0 million, $2.3 million and $4.9 million in 2004, 2003 and 2002, respectively. The increase in amortization of stock-based compensation in 2004 from 2003 was due to the assumption of stock options in the merger with iManage, while the decrease in 2003 from 2002 was primarily attributable to the use of the accelerated method of amortizing deferred stock-based compensation expense, as prescribed by Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25), which has resulted in greater recognition of amortization expense in the beginning of the vesting period for such options. Amortization of stock-based compensation related to the following expense categories in the accompanying consolidated statements of operations for 2004, 2003 and 2002, respectively (in thousands):

	Years Ended December 31,

	2004	2003	2002

Cost of support and service revenues	$319	$57	$118
Sales and marketing	1,708	957	2,872
Research and development	1,049	1,157	1,632
General and administrative	1,906	177	258

	$4,982	$2,348	$4,880

      During 2002, we recognized restructuring costs of $1.6 million associated with accelerated vesting of stock awards for terminated employees. This amount was included as a component of restructuring and excess facilities charges in our consolidated statements of operations.

      In December 2003, we issued options to our Chief Executive Officer to purchase 500,000 shares of common stock, at an exercise price of $9.56 per share, which was below the fair value of our common stock on the date of grant. In accordance with the requirements of Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees, we recorded deferred stock-based compensation of $1.9 million for the difference between the exercise price of the stock options and the fair value of our common stock on the date of grant. This deferred stock-based compensation will be amortized to expense over the four-year vesting period of the stock options using an accelerated approach consistent with the method described in FIN No. 28.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of compensation expense in the consolidated statement of operations. SFAS No. 123R supersedes APB No. 25, Accounting for Stock Issued to Employees,and its related implementation guidance. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. We are currently assessing the impact of SFAS No. 123R. As we have 10.9 million stock options outstanding at December 31, 2004, we expect the adoption to have a significant adverse impact on our consolidated statements of operations.

Amortization of Intangible Assets

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
Amortization of intangible assets	$4,541	$2,348	$3,722	93%	(37)%
Percentage of total revenues	3%	2%	3%
      Amortization of intangible assets was $4.5 million, $2.3 million and $3.7 million in 2004, 2003 and 2002, respectively, and consists of amortization expense related to customer lists and assembled workforce. The increase in amortization of intangible assets from 2003 to 2004 was primarily the result of our merger with iManage in November 2003. Based on business combinations completed through December 31, 2004, we expect amortization of intangible assets to be $3.2 million in 2005, $2.9 million in 2006, $2.5 million in 2007 and $47,000 in 2008. We may incur additional amortization expense beyond these expected future levels to the extent we make additional acquisitions.

In-Process Research and Development

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004		2002 to 2003

	(In thousands, except percentages)
In-process research and development	$—	$5,174	$—	*	%	*	%
Percentage of total revenues	—%	5%	—%

* Percentage is not meaningful
      In 2003, in conjunction with our business combinations, we recorded in-process research and development charges of $599,000 related to the acquisition of MediaBin and $4.6 million related to the merger with iManage. These in-process research and development charges were associated with software development efforts in process at the time of the business combinations that had not yet achieved technological feasibility and no future alternative uses had been identified. The purchase price allocated to in-process research and development was determined, in part, by a third-party appraiser through established valuation techniques. We may incur in-process research and development expense in the future to the extent we make additional acquisitions.

Restructuring and Excess Facilities Charges

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
Restructuring and excess facilities charges	$9,782	$18,813	$38,084	(48)%	(51)%
Percentage of total revenues	6%	17%	30%
      In 2002, we implemented restructuring plans in an effort to better align our expenses with our revenues. We recorded charges of $8.1 million associated with workforce reductions and $25.3 million associated with the abandonment of excess facilities and impairment of operating equipment and leasehold improvements at these facilities. Additionally, due to the continued deterioration of the commercial real estate market, we revised our assumptions of future sublease income for facilities abandoned in 2001 and recorded an additional $4.7 million in charges to reflect this change in estimate.
      During 2003, we implemented additional restructuring plans, performed an evaluation of our facilities requirements and re-evaluated previously recorded excess facilities accruals. As a result, we recorded charges of $5.7 million associated with workforce reductions and $10.3 million associated with the abandonment of excess facilities. In addition, we further revised our estimates of future sublease income for facilities previously abandoned and recorded an additional $2.8 million in charges as a result of changes in our estimates.
      In 2004, we entered into agreements to terminate excess facilities in Chicago, Illinois and Sunnyvale, California, revised our sublease assumptions associated with certain excess facilities and restructured certain of our European operations and our professional services organization. As a result of these actions, we recorded charges of $8.1 million associated with excess facilities and $1.7 million related to workforce reductions, which included the termination of 28 employees.
      The charges recorded for excess facilities were based on the payments due over the remainder of the lease term and estimated operating costs offset by our estimate of future sublease income. Accordingly, our estimate of excess facilities costs may differ from actual results and such differences may result in additional charges that could materially affect our consolidated financial condition and results of operations.

Impairment of Goodwill

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
Impairment of goodwill	$—	$—	$76,431	—%	*	%
Percentage of total revenues	—%	—%	60%

*	Percentage is not meaningful
      In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we performed an annual impairment test of our recorded goodwill and other identified intangible assets in the third quarter of 2002. Upon the completion of this analysis, we determined that an impairment of goodwill had occurred as a result of a decrease in our market capitalization and due to a decline in our business performance. Accordingly, we recorded an impairment charge of $76.4 million in 2002 reflecting the write-down of the carrying value of goodwill to its estimated fair value. We performed similar impairment tests during the third quarter of 2004 and 2003 and determined that the carrying value of our goodwill and other identified intangible assets had not been further impaired.

Interest Income and Other, Net

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
Interest income and other, net	$1,725	$3,401	$5,958	(49)%	(43)%
Percentage of total revenues	1%	3%	5%
      Interest income and other is composed of interest earned on our cash, cash equivalents and investments, foreign exchange transaction gains and losses and, to a lesser degree, interest expense. Interest income and other was $1.7 million, $3.4 million and $6.0 million in 2004, 2003 and 2002, respectively. Interest income and other decreased $1.7 million, or 49% in 2004 from 2003 and $2.6 million, or 43%, in 2003 from 2002. The decreases were due to lower interest rates on our cash and investments and a lower average balance of cash, cash equivalents and investments during each successive period.
Provision for Income Taxes

	Years Ended December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
Provision for income taxes	$986	$1,071	$1,077	(8)%	(1)%
Percentage of total revenues	1%	1%	1%
      The provision for income taxes recorded in 2004, 2003 and 2002 related principally to state and foreign taxes. As of December 31, 2004, we had approximately $254.0 million of federal and $63.1 million of state net operating loss carry forwards to offset future taxable income. The federal and state net operating loss carryforwards are available to reduce future taxable income and will begin to expire in 2008 through 2024 and 2005 through 2014. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. Currently, it is determined that it is not likely that the assets will be realized. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.
Liquidity and Capital Resources

	December 31,			Percentage Change

	2004	2003	2002	2003 to 2004	2002 to 2003

	(In thousands, except percentages)
Cash, cash equivalents and short-term investments	$133,757	$140,487	$181,669	(5)%	(23)%
Working capital	$85,474	$94,401	$147,445	(9)%	(36)%
Stockholders’ equity	$288,622	$300,934	$203,725	(4)%	47%
      Our primary sources of cash are the collection of accounts receivable from our customers, proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services and facilities and related costs. We have also used cash to purchase property and equipment, reduce our future payments due on excess facilities and acquire businesses and technologies to expand our product offerings.
      A number of non-cash items were charged to expense and increased our net loss in 2004, 2003 and 2002, respectively. These items include depreciation and amortization of property and equipment and intangible assets, impairment of goodwill, in-process research and development and amortization of deferred stock-based compensation. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.
      Cash used in operating activities in 2004 was $7.2 million, representing an improvement of $25.6 million from 2003. This improvement primarily resulted from our net loss, after adjusting for non-cash expenses, and payments to reduce our restructuring and excess facilities accrual offset by cash collections against accounts receivable and an increase in deferred revenues. Payments made to reduce our excess facilities obligations totaled $26.6 million and included scheduled lease payments on excess facilities and cash paid to terminate a portion of our headquarters lease and a lease in Chicago, Illinois. Our days sales outstanding in accounts receivable (“days outstanding”) decreased from 111 days at December 31, 2003 to 60 days at December 31, 2004. Days outstanding at December 31, 2003 were primarily impacted by the acquisition of accounts receivable from iManage and an increase in customer support billings resulting from our merger with iManage, which added to our outstanding accounts receivable. Deferred revenues increased primarily due to increased customer support contracts.
      Cash used in operating activities in 2003 was $32.8 million, representing an increase of $1.7 million from 2002. This increase primarily resulted from our net loss, after adjusting for non-cash expenses, an increase in accounts receivable and payments against accounts payable and accrued liabilities. Cash used in operating activities was offset by an increase in deferred revenues and the accrual for restructuring and excess facilities. Our days outstanding increased to 111 days at December 31, 2003 from 64 days at December 31, 2002. The increase in days outstanding was due to the merger with iManage which occurred in November 2003. Deferred revenues increased due to increased customer support contracts in large part resulting from the iManage merger. The increase in the restructuring and excess facilities accrual resulted from the abandonment of properties associated with the iManage merger and the re-evaluation of sublease prospects for our excess facilities.
      Cash used in operating activities in 2002 was $31.1 million and primarily resulted from our net loss, after adjusting for non-cash depreciation and amortization expenses, the impairment of goodwill and payments against accounts payable and accrued liabilities. Cash used in operating activities was offset by a decrease in accounts receivable and an increase in the restructuring and excess facilities accrual.
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
      We have used cash to acquire businesses and technologies that enhance and expand our product offerings and we anticipate that we will continue to do so in the future, although we are not currently a party to any contracts or letters of intent with respect to any acquisitions. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.
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
      Bank Borrowings. We have a $16.0 million line of credit available to us at December 31, 2004, which is secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. This line of credit agreement expires in July 2005 and is primarily used as collateral for letters of credit required by our facilities leases. There were no outstanding borrowings under this line of credit as of December 31, 2004. There are no financial covenant requirements under our line of credit.

      In connection with the iManage merger, we assumed a term loan with a bank secured by certain of our property and equipment. The term loan was paid in full in December 2004.
      Facilities. We lease our facilities under operating lease agreements that expire at various dates through 2016. As of December 31, 2004, minimum cash payments due under our operating lease obligations totaled $54.0 million. The following presents our prospective future lease payments under these agreements as of December 31, 2004 excluding our estimate of potential sublease income (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments

2005	$9,251	$7,815	$17,066
2006	8,349	7,332	15,681
2007	4,932	5,498	10,430
2008	736	1,991	2,727
2009	691	1,258	1,949
Thereafter	5,091	1,049	6,140

	$29,050	$24,943	$53,993

      Of these future minimum lease payments, we have accrued $25.0 million in the restructuring and excess facilities accrual at December 31, 2004. This accrual includes estimated operating expenses of $3.9 million associated with excess facilities and sublease commencement costs and is net of estimated sublease income of $3.3 million and the impact of discounting of $483,000. In relation to our excess facilities, we may decide to negotiate and enter into lease termination agreements, if and when the circumstances are appropriate. These lease termination agreements would likely require a significant amount of future lease payments to be paid at the time of execution of the agreement, but would release us from future lease payment obligations for the abandoned facility. The timing of a lease termination agreement and the corresponding payment would affect our cash flows in the period of payment.
      We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At December 31, 2004, we had $12.2 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments. The following presents the outstanding commitments under these agreements at each respective balance sheet date for the next five years (in thousands):

Standby
Letters of
Years Ending December 31,	Credit

2005	$11,672
2006	$11,578
2007	$2,771
2008	$2,500
2009	$2,500
After 2009	$1,000
      We currently anticipate that our current cash, cash equivalents and short-term investments, together with our existing line of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, if at all.
Financial Risk Management
      As a global concern, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-United States Dollar-denominated revenues and operating expenses in Europe, Asia Pacific, Australia and Canada.
      We use foreign currency forward contracts as risk management tools and not for speculative or trading purposes. Gains and losses on the changes in the fair values of the forward contracts are included in interest income and other, net in our Consolidated Statements of Operations. We do not anticipate significant currency gains or losses in the near term.
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
      We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc.), revenue is recognized based on company-specific objective evidence of fair value for all of the undelivered elements. Our specific objective evidence of fair value is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of undelivered elements (e.g., support, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.
      Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable and the arrangement does not require additional services that are essential to the functionality of the software.
      At the outset of our customer arrangements, if we determine that the arrangement fee is not fixed or determinable, we recognize revenue when the arrangement fee becomes due and payable. We assess whether the fee is fixed or determinable based on the payment terms associated with each transaction. If a portion of the license fee is due beyond our normal payments terms, which generally does not exceed 185 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due. We do not offer product return rights to end users. We determine collectibility on a case-by-case basis, following analysis of the general payment history within the geographic sales region and a customer’s years of operation, payment history and credit profile. If we determine from the outset of an arrangement that collectibility is not probable based upon our review process, we recognize revenue as payments are received. We periodically review collection patterns from our geographic locations to ensure historical collection results provide a reasonable basis for revenue recognition upon signing of an arrangement. We determined that we had sufficient evidence in the first quarter of 2004 from customers in Japan and Singapore to begin recognizing revenue on an accrual basis and, in the third quarter of 2004, we began recognizing revenue from customers in Spain on an accrual basis. Previously, revenues had been recognized from customers in those countries only when cash was received and all other revenue recognition criteria were met.
      Support and service revenues consist of professional services and support fees. Professional services consist of software installation and integration, training and business process consulting. Professional services are predominantly billed on a time-and-materials basis and we recognize revenues as the services are performed.
      Support contracts are typically priced as a percentage of the product license fee and generally have a one-year term. Services provided to customers under support contracts include technical product support and unspecified product upgrades. Revenues from advanced payments for support contracts are recognized ratably over the term of the agreement, which is typically one year.
      Allowance for Doubtful Accounts. We make estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, our allowance for doubtful accounts consists of specific accounts where we believe collection is not probable and a rate based on our historical experience which is applied to accounts receivable not specifically reserved. At December 31, 2004 and 2003, our allowance for doubtful accounts balance was $961,000 and $1.5 million, respectively. These amounts represent 3% and 4% of total accounts receivable at December 31, 2004 and 2003, respectively. The decrease in the allowance for doubtful accounts reflects the continued improvement of our aged accounts receivable profile.
      Allowance for Sales Returns. From time to time, a customer may return some or all of the software purchased. While our software and reseller agreements do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management analyzes our revenue transactions, customer software installation patterns, historical return patterns, current economic trends and changes in our customer payment terms. At December 31, 2004 and 2003, our allowance for sales returns was $670,000 and $745,000, respectively.
      Restructuring and Excess Facilities Accrual. In order to better align our cost structure with our revenues, we implemented a series of restructuring and facility consolidation plans. Restructuring and facilities consolidation costs consist of expenses associated with workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.
      We accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At December 31, 2004, $656,000 was accrued for future severance and termination benefits payments.
      In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value of expected sublease income over the remainder of the lease term and of related exit costs, if any, we receive appraisals from real estate brokers to aid in our estimate. In addition, during the evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may be impaired. Excluding the facilities that are currently subleased, our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could require additional charges that could materially affect our consolidated financial condition and results of operations. At December 31, 2004, we had $25.0 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $3.3 million. We reassess our excess facilities liability each period based on current real estate market conditions.
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
      Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At December 31, 2004, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.
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
      We have determined that we have one reporting unit. We performed and completed our required annual impairment testing in the third quarter of 2004. Upon completing our review, we determined that the carrying value of our recorded goodwill of $185.5 million had not been impaired and no impairment charge was recorded. Although we determined in 2004 that our recorded goodwill had not been impaired, changes in the economy, the business in which we operate and our own relative performance may result in goodwill impairment in future periods.
      We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price, we will assess whether our goodwill has been impaired. A significant impairment could result in additional charges and have a material adverse impact on our consolidated financial condition and operating results.
      We account for the impairment and disposal of long-lived assets utilizing SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows expected to be generated. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. During 2002, 2003 and 2004, we do not believe there were any circumstances which indicated that the carrying value of an asset may not be recoverable.
      The following table reflects the expected future amortization of intangible assets (in thousands):

	Amortization	Amortization
	of Intangible	of Purchased
Years Ending December 31,	Assets	Technology	Total

2005	$3,201	$10,901	$14,102
2006	2,895	9,706	12,601
2007	2,522	762	3,284
2008	48	—	48

	$8,666	$21,369	$30,035

      Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The amortization expense related to the intangible assets may be accelerated in the future if we reduce the estimated useful life of the intangible assets.
Recent Accounting Pronouncements
      For recent accounting pronouncements see Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements.
Factors That May Impact Our Business
      The risks and uncertainties described below are not the only risks we face. These risks include those that we consider to be significant to your decision whether to invest in our common stock at this time. There may be risks that you view differently than we do, and there are other risks and uncertainties that we do not presently know of or that we currently deem immaterial, but that may, in fact, harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose part or all of your investment.
      You should consider carefully the following factors, in addition to other information in this Annual Report on Form 10-K, in evaluating our business.

We have incurred annual losses throughout our operating history and may not be able to achieve consistent profitability.
      We have incurred operating losses on an annual basis throughout our history. As of December 31, 2004, we had an accumulated deficit of $407.0 million. Although we did not incur a loss in the fourth quarter of 2004, we may not be able to sustain operating profitability in the future. We must increase our license and support and service revenues to sustain profitable operations and positive cash flows. If our revenues do not grow, we will not maintain profitable operations, which could cause the price of our common stock to decline. In addition, our revenues may decline from earlier periods resulting in greater operating losses and significant negative cash flows, which could cause us to fail and the price of our common stock to decline.

Many factors can cause our revenues to fluctuate on a quarterly basis and if we fail to satisfy the expectations of investors or securities analysts, our stock price may decline.
      Our quarterly operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors impacting these fluctuations are likely to be:

•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the inherent complexity, length and associated unpredictability of our sales cycle;

•	the number of new information technology initiatives launched by our customers;

•	the success or failure of any of our product offerings to meet with customer acceptance;

•	the size and complexity of our license and service transactions;

•	delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	changes in competitors’ product offerings;

•	sales force capacity and the influence of resellers and systems integrator partners;

•	our ability to integrate newly acquired products with our existing products and effectively sell newly acquired products;

•	the level of our sales incentive and commission related expenses; and

•	seasonal variations in our operating results.
      If any of the above factors occur or if the enterprise content management market does not grow as projected by industry analysts or we do not capture our competitive share of this market, then our results of operation will suffer. Further, if our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.

Our revenues are derived from a small number of software products and vertical markets.
      For the years ended December 31, 2004, 2003 and 2002, we believe that a significant portion of our total revenue was derived from the TeamSite Content Server and related products and services. We expect that our TeamSite product will continue to account for a significant portion of our revenues in future periods. Accordingly, any decline in the demand for our TeamSite product will have a material and adverse effect on our consolidated financial condition and results of operations.
      We also derive a significant portion of our revenues from a few vertical markets. In particular, our WorkSite product is primarily sold to professional service organizations, such as legal and accounting firms, and corporate legal departments. In order for us to sustain and grow our business, we must continue to successfully sell our software products and services into this vertical market. Failure to successfully sell to professional service organizations will have a material and adverse effect on our consolidated financial condition and results of operations. In general, we believe that our customers in these markets are affected by the same conditions that affect our customers in other markets.
      Further, the future success of our collaborative content management software applications depends on our ability to sell software licenses and services to large multi-national corporations in financial services, manufacturing, telecommunications and governmental entities. To sell to these organizations, we must devote time and resources to hire and train sales employees to work with enterprises in industries other than legal and professional services. Even if we are successful in hiring and training sales teams, customers in other industries may not need or sufficiently value our collaborative content management software applications.

Our products have a long and unpredictable sales cycle, which makes it difficult to forecast our future results and may cause our operating results to vary from period to period.
      The period between initial contact with a prospective customer and the licensing of our software applications varies and can range from less than three months to more than twelve months. Additionally, our sales cycle involves complexity as customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our software applications include, among other factors, product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if a customer chooses our software products, completion of the associated sales transaction is subject to a number of factors, which makes our quarterly revenues difficult to forecast. These factors include but are not limited to the following:

•	Licensing of our software products is often an enterprise-wide decision by our customers that involves many factors. Accordingly, our ability to license our product may be affected by changes in the strategic importance of content management projects to a customer, a customer’s budgetary constraints or changes in a customer’s personnel.

•	Passage through customer approval and expenditure authorization processes can be difficult and time consuming. Delays in the authorization approval process, even after vendor selection, could impact the timing and amount of revenues recognized in a quarterly period.

•	Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities.

•	The number, timing and significance of enhancements to our software products and the introduction of new software by our competitors and us may affect customer purchases.
      Throughout 2003 and 2004, our sales cycles continued to be affected by increased organizational review by prospective customers regardless of transaction size. Specifically, we experienced several delayed software license orders at the end of the second quarter of 2004 at levels greater than those experienced in any other quarter in 2004. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenue, which would have an adverse impact on our consolidated operating results and, correspondingly, our stock price.
      Our sales incentive plans are primarily based on quarterly and annual quotas by sales representatives and certain sales support personnel. These sales incentive plans have accelerated commission rates in the event a representative exceeds the expected sales quota. The concentration of sales orders with any one or a few sales representatives has resulted, and in the future may result, in commission expense in excess of forecasted levels, which have caused, or would in the future cause, fluctuations in sales and marketing expenses. Any increase in sales and marketing expenses could adversely affect our consolidated results of operations.

Our stock price may be volatile, and your investment in our common stock could suffer a decline in value.
      The market prices of the securities of software companies, including our own, have been extremely volatile and often unrelated to their operating performance. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in the price of our stock may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or in financial estimates or recommendations by any securities analysts who cover our stock;

•	operating performance and stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are Internet-related or otherwise deemed comparable to us;

•	announcements by us or our competitors of new products or services, technological innovations, significant acquisitions, strategic relationships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	announcements of negative conclusions about our internal controls;

•	capital outlays or commitments;

•	additions or departures of key personnel;

•	sector factors including conditions or trends in our industry and the technology arena; and

•	overall stock market factors, such as the price of oil futures, interest rates and the performance of the economy.
      These fluctuations may make it more difficult to use our stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees. Any shortfall in revenue or net income (loss) compared to our or analysts’ or investors’ expectations could cause an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls until late in the quarter, which could result in an even more immediate and greater decline in the trading price of our common stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. If we become subject to any litigation of this type, we could incur substantial costs and our management’s attention and resources could be diverted while the litigation is ongoing.

Competition from providers of software enabling content and collaboration management is increasing, which could cause us to reduce our prices and result in reduced gross margins or loss of market share.
      The enterprise content management market is fragmented, rapidly changing and increasingly competitive. We have experienced and expect to continue to experience increased competition from current and potential competitors. Many of these competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, sales, distribution and other resources than we have. Our current competitors include:

•	companies addressing needs of the market in which we compete such as EMC Corporation, FileNet Corporation, Hummingbird Ltd., IBM, Microsoft Corporation, Xerox Corporation, Open Text Corporation, Stellent, Inc., Oracle Corporation and Vignette Corporation;

•	intranet and groupware companies, such as IBM, Microsoft Corporation and Novell, Inc.;

•	in-house development efforts by our customers and partners; and

•	open source vendors such as RedHat, Inc., OpenCms and Mambo.

      We also face potential competition from our strategic partners, or from other companies that may in the future decide to compete in our market. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Documentum, Inc. by EMC Corporation, Presence Online Pty Ltd. by IBM, Optika, Inc. by Stellent, Inc., Artesia Technologies, Inc. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.
      In recent quarters, some of our competitors have reduced their price proposals in an effort to strengthen their bids and expand their customer bases. Such tactics, even if unsuccessful, could delay decisions by some customers that would otherwise purchase our software products and may reduce the ultimate selling price of our software and services, causing our operating results to be adversely affected.

Our future revenues are dependent in part on our installed customer base continuing to license additional products, renew customer support agreements and purchase additional services.
      Our installed customer base has traditionally generated additional license and support and service revenues. In addition, the success of our strategic plan depends on our ability to cross sell products, such as the products acquired in the acquisitions of MediaBin, iManage and Software Intelligence to our installed base of customers. In future periods, customers may not necessarily license additional products or contract for additional support or other services. Customer support agreements are generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide to cancel their support agreements or fail to license additional products or contract for additional services, or if they reduce the scope of their support agreements, revenues could decrease and our operating results could be adversely affected.

The timing of large customer orders may have a significant impact on our consolidated financial results from period to period.
      From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. For example, we had three customer license transactions greater than $1 million in 2004. Because it is difficult for us to accurately predict the timing of large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from levels anticipated by us and our stockholders. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.

Economic conditions and significant world events have harmed and could continue to negatively affect our revenues and results of operations.
      Our revenue growth and profitability depend on the overall demand for our enterprise content management software platforms and applications. The sharp decline in customer spending on information technology initiatives worldwide, particularly spending on public-facing Web applications, has resulted in and continues to result in lower revenues, longer sales cycles, lower average selling prices and deferred or cancelled orders. To the extent that information technology spending does not improve or declines, the demand for our products and services, and therefore our future revenues, will be further affected. In addition, many of our customers have also been affected adversely by these economic conditions and, as a result, we may find that collecting on accounts receivable may take longer than we expect or that some accounts receivable will become uncollectible.

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

Support and service revenues have represented a large percentage of our total revenues in 2004 and 2003. Our support and service revenues are vulnerable to reduced demand and increased competition.
      Our support and service revenues represented 58%, 59% and 55% of total revenues for the years ended December 31, 2004, 2003 and 2002, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Demand for these services is also affected by competition from independent service providers and systems integrators with knowledge of our software products. Since mid-2000, we have experienced increased competition for service engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If these factors continue to affect our business, our support and service revenues may decline and such a decline would have a material and adverse effect on our consolidated financial condition and results of operations.

Increases in support and service revenues as a percentage of total revenues may decrease overall margins.
      We realize lower margins on support and service revenues than on license revenues. In addition, we may contract with outside consultants and system integrators to supplement the services we provide to customers, which generally yields lower gross margins than the gross margins yielded by our captive services business. As a result, if support and service revenues increase as a percentage of total revenues or if we increase our use of third parties to provide such services, our gross margins will be lower and our operating results may be adversely affected.

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
      Errors in our application suite may be caused by defects in third-party software incorporated into our applications. If so, we may not be able to fix these defects without the cooperation of these software providers. Since these defects may not be as significant to our software providers as they are to us, we may not receive the rapid cooperation that we may require. We may not have the contractual right to access the source code of third-party software and, even if we access the source code, we may not be able to fix the defect.
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
      We depend upon our proprietary technology and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual restrictions to protect it. We currently have 31 issued United States patents and 41 foreign patents, as well as several United States and foreign patents pending approval. These patents may not offer us meaningful product differentiation or market exclusivity because there are alternative processes available or prospective customers do not assign material value to the unique capabilities inherent in the patented processes. It is possible that patents will not be issued from our currently pending applications or any future patent application we may file. We also have restricted customer access to our source code and require all employees enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.
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
      Our direct sales force depends on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. About two-thirds of our new license orders in 2004 were influenced by our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.
      Some systems integrators also engage in joint marketing and sales efforts with us. If our relationship with these parties fail, we will have to devote substantially more resources to the sales and marketing of our software products. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have longer and more established relationships with these systems integrators than we do and, as a result, these systems integrators may be more likely to recommend competitors’ products and services.

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
      We also rely on our strategic relationships to aid in the development of our products. Should our strategic partners not regard us as significant to their own businesses, they could reduce their commitment to us or terminate their relationship with us, pursue competing relationships or attempt to develop or acquire products or services that compete with our products and services.

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
      Several factors may also require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances in which we are required to deliver either specified additional products or product upgrades for which we do not have vendor-specific objective evidence of fair value. We have a standard software license agreement that provides for revenue recognition provided that, among other factors, delivery has taken place, collectibility from the customer is probable and no significant future obligations or customer acceptance rights exist. However, customer negotiations and revisions to these terms could have an impact on our ability to recognize revenue at the time of delivery.
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
      We have established offices in various international locations in Europe and Asia Pacific, including a customer support and development operation in Bangalore, India and we derive a significant portion of our revenues from these international locations. For the years ended December 31, 2004, 2003 and 2002, revenues from these international operations constituted approximately 34%, 36% and 34% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:

•	difficulties in staffing, retaining staff and managing foreign operations;

•	the expense of foreign operations and compliance with applicable laws;

•	political and economic instability;

•	the expense of localizing products for sale in various international markets;

•	reduced protection for intellectual property rights in some countries;

•	protectionist laws and business practices that favor local competitors;

•	difficulties in the handling of transactions denominated in foreign currency and the risks associated with foreign currency fluctuations;

•	changes in multiple tax and regulatory requirements;

•	longer sales cycles and collection periods or seasonal reductions in business activity; and

•	economic conditions in international markets.
      Any of these risks could reduce revenues from international locations, or increase our cost of doing business outside of the United States.

Our workforce reductions may require us to incur severance costs and reduce our facilities commitments, which may cause us to incur expenses or recognize additional financial statement charges.
      Over the last several years, we have significantly reduced our worldwide employee headcount. In connection with our restructuring plans and business combinations, we relocated offices and abandoned facilities in the San Francisco Bay Area; Chicago; New York City; Boston; Austin, Texas and several locations internationally. As a result, we are paying for facilities that we are not using and have no future plans to use. We recorded charges for excess facilities, net of expected sublease income, of $8.1 million, $12.6 million and $30.0 million in the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, we have an accrual for excess facilities of $25.0 million, which is net of anticipated sublease income of $3.3 million. If the commercial real estate market continues to deteriorate, if our anticipated sublease income is not realized or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of sublease income in the future which may be material to our consolidated financial condition and results of operations.
      We have continued to review our operational performance across the Company and will continue to make cost adjustments to better align our expenses with our expected revenues. For example, in the quarter ended June 30, 2004, we implemented a restructuring plan in certain of our European locations to better align our expenses with future revenue potential. These actions resulted in the termination of 28 employees and a charge of $1.7 million associated with these terminations. We may be required to make further adjustments to our business model to achieve operational efficiency and, as a result, may be required to take additional charges which could be material to our results of operations.

If our products cannot scale to meet the demands of tens of thousands of concurrent users, our targeted customers may not license our solutions, which will cause our revenues to decline.
      Our strategy includes targeting large organizations that require our enterprise content management software because of the significant amounts of content that these companies generate and use. For this strategy to succeed, our software products must be highly scalable and accommodate tens of thousands of concurrent users. If our products cannot scale to accommodate a large number of concurrent users, our target markets will not accept our products and our business and operating results will suffer.
      If our customers cannot successfully implement large-scale software deployments, or if they determine that our products cannot accommodate large-scale deployments, our customers will not license our solutions and this will materially adversely affect our consolidated financial condition and operating results.

If our products do not operate with a wide variety of hardware, software and operating systems used by our customers, our revenues would be harmed.
      We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. For example, we have designed our products to work with databases and servers developed by Microsoft Corporation, Sun Microsystems, Inc., Oracle Corporation and IBM and with software applications including Microsoft Office, WordPerfect, Lotus Notes and Novell GroupWise. We must continually modify and enhance our software products to keep pace with changes in computer hardware and software and database technology as well as emerging technical standards in the software industry. We further believe that our application suite will gain broad market acceptance only if it can support a wide variety of hardware, software applications and systems. If our products were unable to support a variety of these products, our business would be harmed. Additionally, customers could delay purchases of our application suite until they determine how our products will operate with these updated platforms or applications.
      Our products currently operate on the Microsoft Windows XP, Microsoft Windows NT, Microsoft Windows 2000, Linux, IBM AIX, Hewlett Packard UX and Sun Solaris operating environments. If other platforms become more widely used, we could be required to convert our server application products to additional platforms. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our product. In addition, our products are required to interoperate with leading content authoring tools and application servers. We must continually modify and enhance our products to keep pace with changes in these applications and operating systems. If our products were to be incompatible with a popular new operating system or business application, our business could be harmed. Also, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, browsers, back-office applications and other technology-related applications, could harm our business.

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
      In addition, we would be seriously harmed if the providers from whom we license software fail to continue to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all. Each of these license agreements may be renewed only with the other party’s written consent. The loss of, or inability to maintain or obtain licensed software, could result in shipment delays or reductions. Furthermore, we may be forced to limit the features available in our current or future product offerings. Either alternative could seriously harm our business and operating results.

Fluctuations in the exchange rates of foreign currency, particularly in Euro, British Pound and Australian Dollar and the various other local currencies of Asia and Europe, may harm our business.
      We are exposed to adverse movements in foreign currency exchange rates because we translate foreign currencies into United States Dollars for reporting purposes. Our primary exposures have related to operating expenses and sales in Asia and Europe that were not United States Dollar-denominated. Historically, these risks have been minimal for us, but as our international revenues and operations have grown and continue to grow, the adverse currency fluctuations could have a material adverse impact on our consolidated financial condition and results of operations.

New legislation and potential new accounting pronouncements are likely to impact our future consolidated financial condition and results of operations.
      Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial condition and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. These changes have and may continue to materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results. Additionally, the impact of these changes may increase costs incurred by our customers and prospects which could result in delays or cancellations in spending on enterprise content management software and services like those we provide. Such delays and cancellations could have a material adverse impact on our consolidated statement of operations and financial condition.

When we account for employee stock options using the fair value method, it will significantly increase our compensation costs.
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of compensation expense in the consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005 and we will be required to adopt this statement in the third quarter of 2005. We are currently assessing the impact of SFAS No. 123R, but as we have 10.9 million stock options outstanding at December 31, 2004, we expect the adoption to have a significant adverse impact on our consolidated statements of operations.

Charges to earnings resulting from the application of the purchase method of accounting and asset impairments may adversely affect the market value of our common stock.
      In accordance with accounting principles generally accepted in the United States of America, we accounted for the acquisitions of MediaBin, iManage and certain assets and liabilities of Software Intelligence using the purchase method of accounting, which resulted in charges to earnings that could have a material adverse effect on the market value of our common stock following these acquisitions. Under the purchase method of accounting, we allocated the total estimated purchase price of these acquisitions to their net tangible assets, amortizable intangible assets, intangible assets with indefinite lives based on their fair values as of the closing date of these transactions and recorded the excess of the purchase price over those fair values as goodwill. A portion of the estimated purchase price in the iManage and MediaBin acquisitions was also allocated to in-process technology and was expensed in the quarter in which the acquisition was completed. We will incur additional depreciation and amortization expense over the useful lives of certain net tangible and intangible assets acquired and significant stock-based compensation expense in connection with these transactions. These depreciation and amortization charges could have a material impact on our consolidated results of operations.
      At December 31, 2004, we had $185.5 million in goodwill and $30.0 million in net other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of these acquired assets from time to time to determine whether the recorded values have been impaired and should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We performed our required annual impairment test for calendar 2004 in the third quarter and no additional reduction to recorded goodwill was required at that time. We will continue to perform impairment assessments on an interim basis when indicators exist that goodwill or our intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.
Interest Rate Risk
      The primary objectives of our investment activities are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds. See Note 4 of Notes to Consolidated Financial Statements.
      The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of December 31, 2004 and 2003 (dollars in thousands):

	Years Ended
	December 31,

	2004	2003

Cash equivalents and short-term investments	$122,033	$126,324
Average interest rate	1.4%	1.6%
      Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of December 31, 2004, we had net unrealized losses of $239,000 associated with these securities. Assuming an average investment balance of $120.0 million, if interest rates were to increase (decrease) by 10%, this would result in a $172,000 increase (decrease) in annual interest income. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.
      At December 31, 2004, we had no outstanding borrowings.
Foreign Currency Risk
      We develop our software products in the United States for sale in the Americas, Europe and Asia Pacific. Our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. A majority of our revenues are denominated in United States Dollars; however, a strengthening of the United States Dollar could make our software products less competitive in foreign markets. We enter into forward foreign currency contracts to manage the exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward foreign currency contracts with notional amounts totaling approximately $8.0 million at December 31, 2004. The forward foreign currency contracts mature in February 2005 and offset certain foreign currency transaction exposures in the Euro, British Pound and Australian Dollar. The fair value of the forward foreign currency contracts at December 31, 2004 was approximately $8.0 million.
      We have performed a sensitivity analysis as of December 31, 2004 measuring the change in fair value arising from a hypothetical adverse movement in foreign currency exchange rates vis-à-vis the United States Dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by underlying exposures. We used foreign currency exchange rates based on market rates in effect at December 31, 2004. This sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in a loss in the fair values of our foreign exchange derivative financial instruments, net of exposures, of $802,000 at December 31, 2004.
      We regularly review our foreign currency strategy and may as part of this review determine at any time to change our strategy.
Commodity Price Risk
      We did not hold commodity instruments as of December 31, 2004, and have never had such instruments in the past.

Item 8.	Financial Statements and Supplementary Data
Quarterly Financial Information (Unaudited)

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

	(In thousands, except per share amounts)
Total revenues	$43,238	$40,261	$39,495	$37,394
Gross profit	$29,985	$27,169	$26,677	$24,797
Total operating expenses	$29,934	$28,896	$42,153	$32,051
Income (loss) from operations	$51	$(1,727)	$(15,476)	$(7,254)
Net income (loss)	$405	$(1,502)	$(15,586)	$(6,984)
Basic net income (loss) per common share	$0.01	$(0.04)	$(0.39)	$(0.17)
Shares used in computing basic net income (loss) per common share	40,855	40,564	40,420	40,137
Diluted net income (loss) per common share	$0.01	$(0.04)	$(0.39)	$(0.17)
Shares used in computing diluted net income (loss) per common share	41,940	40,564	40,420	40,137

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

	(In thousands, except per share amounts)
Total revenues	$33,658	$26,073	$26,195	$25,586
Gross profit	$22,449	$17,387	$17,548	$16,484
Total operating expenses	$35,476	$36,632	$25,579	$26,042
Loss from operations	$(13,027)	$(19,245)	$(8,031)	$(9,558)
Net loss	$(12,397)	$(18,840)	$(7,194)	$(9,100)
Basic and diluted net loss per common share	$(0.38)	$(0.71)	$(0.28)	$(0.36)
Shares used in computing basic and diluted net loss per common share	32,742	26,398	25,660	25,541

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
      Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning our internal control over financial reporting and the evaluations referred to in those certifications. Item 15 of this Annual Report on Form 10-K sets forth the report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of our internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the report of KPMG LLP for a more complete understanding of the topics presented.
Controls and Procedures
      Based on an evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and instructions for Form 10-K.
      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
      Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or fraud. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within Interwoven, Inc. have been detected.
Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on this framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2004. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.
Item 9B.     Other Information
      None.
PART III
      Certain information required by Part III is omitted from this Annual Report on Form 10-K since we will file a definitive Proxy Statement for our Annual Meeting of Stockholders to be held on June 2, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the “Proxy Statement”), not later than 120 days after the end of the year covered by this Annual Report on Form 10-K, and certain information included in the definitive Proxy Statement is incorporated herein by reference.

Item 10.	Directors and Executive Officers of the Registrant
      The information concerning our officers required by this Item is incorporated by reference to the Proxy Statement under the caption “Executive Officers”. The information concerning our directors and other matters required by this Item is incorporated by reference to the Proxy Statement under the captions “Election of Directors” and “Report of the Audit Committee of the Board of Directors”.
      The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to our definitive Proxy Statement to our 2005 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

Item 11.	Executive Compensation
      The information that is required by this Item is incorporated by reference to the Proxy Statement under the caption “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information about security ownership of certain beneficial owners and management required by this Item is incorporated by reference to the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management”. The information regarding securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to the Proxy Statement under the caption “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions
      The information that is required by this Item is incorporated by reference to the Proxy Statement under the caption “Certain Relationships and Related Transactions”.

Item 14.	Principal Accountant Fees and Services
      The information that is required by this Item is incorporated by reference to the Proxy Statement under the caption “Ratification of Independent Registered Public Accounting Firm”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

2. Financial Statement Schedule:
Schedule II — Valuation and Qualifying Accounts
(In thousands)

						Balance
	Balance at		Charged			at End
	Beginning		(credited) to			of
Description	of Period	Write-offs	expenses	Adjustments		Period

Allowance for doubtful accounts and sales returns:
Year ended December 31, 2004	$2,243	$(558)	$(54)	$—		$1,631
Year ended December 31, 2003	$1,926	$(531)	$292	$556	*	$2,243
Year ended December 31, 2002	$2,178	$(2,411)	$2,159	$—		$1,926

* Adjustment related to balances recorded as a result of acquisitions.

3. Exhibits:

		Incorporated by Reference
					Filed
Number	Exhibit Title	Form	Date	Number	Herewith

2.01	Merger Agreement dated August 6, 2003, by and among Registrant, iManage, Inc. and Mahogany Acquisition Corporation	8-K	08/08/03	2.01
3.01	Registrant’s Fourth Amended and Restated Certificate of Incorporation	S-8	11/19/03	4.08
3.02	Registrant’s Amended and Restated Bylaws	10-K	06/20/01	3.03
4.01	Form of Certificate for Registrant’s common stock	S-1	09/23/99	4.01
10.01	Form of Indemnity Agreement between Registrant and each of its directors and executive officers	S-1	07/27/99	10.01
10.02*	1996 Stock Option Plan and related agreements	S-1	07/27/99	10.02
10.03*	1998 Stock Option Plan and related agreements	S-1	07/27/99	10.03
10.04*	1999 Equity Incentive Plan	S-8	01/24/01	4.01
10.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan	S-1	09/03/99	10.04

		Incorporated by Reference
					Filed
Number	Exhibit Title	Form	Date	Number	Herewith

10.06*	1999 Employee Stock Purchase Plan	S-8	01/24/01	4.03
10.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1	09/03/99	10.05
10.08*	2000 Stock Incentive Plan	S-8	09/26/00	4.01
10.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan	S-8	06/22/00	4.03
10.10*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under iManage, Inc. 1997 Stock Option Plan	S-8	11/19/03	4.02
10.11*	iManage, Inc. 2000 Non-Officer Stock Option Plan and related forms of stock option and option exercise agreements	S-8	11/19/03	4.03
10.12*	2003 Acquisition Plan and related forms of stock option and option exercise agreement	S-8	11/19/03	4.07
10.13	Regional Prototype Profit Sharing Plan and Trust/ Account Standard Plan Adoption Agreement AA #001	S-1	07/27/99	10.06
10.14*	Description of Director Compensation				X
10.15*	Employment Agreement between Registrant and Martin W. Brauns dated February 27, 1998	S-1	07/27/99	10.07
10.16*	Employment arrangement between Registrant and Martin W. Brauns	10-Q	08/13/03	10.04
10.17*	Compensatory Arrangements with Executive Officers				X
10.18*†	2005 Executive Officer Incentive Bonus Plan				X
10.19*	Form of Amendment No. 1 to Stock Option Agreement between Registrant and each of the officers identified in this exhibit	10-Q	11/13/02	10.01
10.20*	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between Registrant and each of the officers identified in the exhibit	10-Q	08/13/03	10.01
10.21*	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between Martin W. Brauns	10-Q	08/13/03	10.02
10.22††	Preferred Stock Warrant to Purchase Shares of Series E Preferred Stock of Registrant	S-1	09/03/99	10.25
10.23	Ariba Plaza Sublease dated June 28, 2001 between Registrant and Ariba, Inc.	10-Q	08/14/01	10.01
10.24	Amended and Restated Ariba Plaza Sublease dated August 6, 2001 between Registrant and Ariba, Inc.	10-Q	11/14/01	10.01
10.25	Amended and Restated First Amendment to Amended and Restated Sublease dated May 6, 2001 between Registrant and Ariba, Inc.	10-Q	11/08/04	10.01
10.26	Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	(1)	(1)	(1)

Incorporated by Reference
Filed
Number	Exhibit Title	Form	Date	Number	Herewith

10.27	First Amendment to Lease dated November 12, 2003 between iManage, Inc. and 303 Wacker Realty LLC				X
10.28	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002	(2)	(2)	(2)
10.29	Revolving Line of Credit Note dated August 2, 2001, between Registrant and Wells Fargo Bank	10-Q	08/14/01	10.02
10.30	Amendment to Line of Credit Agreement dated June 1, 2004 between Registrant and Wells Fargo Bank	10-Q	11/08/04	10.02
21.01	Subsidiaries of the Registrant				X
23.01	Consent of Independent Registered Public Accounting Firm				X
31.01	Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer				X
31.02	Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer				X
32.01	Section 1350 certification of Chief Executive Officer				X
32.02	Section 1350 certification of the Chief Financial Officer				X

(1)	Incorporated by reference to Exhibit 10.18 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 26, 2003

(2)	Incorporated by reference to Exhibit 10.13 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 29, 2002

*	Management contract, compensatory plan or arrangement

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

††	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Interwoven, Inc.:
      We have audited the accompanying consolidated balance sheets of Interwoven, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interwoven, Inc., and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
      As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
KPMG LLP
Mountain View, California
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Interwoven, Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Interwoven, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Interwoven, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Interwoven, Inc. based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Interwoven, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, Interwoven, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by COSO.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interwoven, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Mountain View, California
March 15, 2005

INTERWOVEN, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except per
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$22,466	$30,061
Short-term investments	111,291	110,426
Accounts receivable, net of allowances of $1,631 and $2,243 in 2004 and 2003, respectively	28,292	33,834
Prepaid expenses and other current assets	8,450	8,629

Total current assets	170,499	182,950
Property and equipment, net	5,831	7,403
Goodwill, net	185,464	185,991
Other intangible assets, net	30,035	43,134
Other assets	1,947	2,347

Total assets	$393,776	$421,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings	$—	$1,213
Accounts payable	5,568	4,576
Accrued liabilities	20,370	22,961
Restructuring and excess facilities accrual	8,966	15,733
Deferred revenues	50,121	44,066

Total current liabilities	85,025	88,549
Accrued liabilities	3,413	1,956
Restructuring and excess facilities accrual	16,716	30,386

Total liabilities	105,154	120,891

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized at December 31, 2004 and 2003; 41,087 shares and 40,008 shares issued and outstanding at December 31, 2004 and 2003, respectively	41	40
Additional paid-in capital	697,860	693,773
Deferred stock-based compensation	(2,067)	(9,564)
Accumulated other comprehensive income (loss)	(205)	25
Accumulated deficit	(407,007)	(383,340)

Total stockholders’ equity	288,622	300,934

Total liabilities and stockholders’ equity	$393,776	$421,825

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenues:
License	$67,341	$45,936	$57,309
Support and service	93,047	65,576	69,523

Total revenues	160,388	111,512	126,832

Cost of revenues:
License	13,336	5,368	3,283
Support and service	38,424	32,276	39,319

Total cost of revenues	51,760	37,644	42,602

Gross profit	108,628	73,868	84,230
Operating expenses:
Sales and marketing	70,824	57,959	73,712
Research and development	30,825	24,613	26,599
General and administrative	12,080	12,474	14,299
Amortization of stock-based compensation	4,982	2,348	4,880
Amortization of intangible assets	4,541	2,348	3,722
In-process research and development	—	5,174	—
Restructuring and excess facilities charges	9,782	18,813	38,084
Impairment of goodwill	—	—	76,431

Total operating expenses	133,034	123,729	237,727

Loss from operations	(24,406)	(49,861)	(153,497)
Interest income and other, net	1,725	3,401	5,958

Loss before provision for income taxes	(22,681)	(46,460)	(147,539)
Provision for income taxes	986	1,071	1,077

Net loss	$(23,667)	$(47,531)	$(148,616)

Basic and diluted net loss per common share	$(0.58)	$(1.72)	$(5.80)

Shares used in computing basic and diluted net loss per common share	40,494	27,585	25,607

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Three Years Ended December 31, 2004

							Accumulated
	Common Stock		Treasury Stock		Additional	Deferred	Other		Total
					Paid-in	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity

	(In thousands)
Balances, January 1, 2002	26,119	$26	(197)	$(3,594)	$553,085	$(10,584)	$265	$(187,193)	$352,005
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(148,616)	(148,616)
Unrealized gain on investments	—	—	—	—	—	—	58	—	58

Comprehensive loss									(148,558)
Treasury stock repurchased	—	—	(875)	(10,067)	—	—	—	—	(10,067)
Treasury stock retired	(1,072)	—	1,072	13,661	(13,661)	—	—	—	—
Repurchase of common stock	(25)	—	—	—	(24)	—	—	—	(24)
Issuance of common stock under stock plans	612	—	—	—	5,638	—	—	—	5,638
Deferred stock-based compensation	—	—	—	—	—	(1,724)	—	—	(1,724)
Reversal of stock-based compensation for terminated employees	—	—	—	—	(5,742)	5,742	—	—	—
Amortization of stock-based compensation	—	—	—	—	2,055	4,400	—	—	6,455

Balances, December 31, 2002	25,634	26	—	—	541,351	(2,166)	323	(335,809)	203,725
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(47,531)	(47,531)
Unrealized loss on investments	—	—	—	—	—	—	(298)	—	(298)

Comprehensive loss									(47,829)
Stock issued and options assumed in acquisitions	14,041	14	—	—	148,048	—	—	—	148,062
Repurchase of common stock	(24)	—	—	—	(10)	—	—	—	(10)
Issuance of common stock under stock plans	357	—	—	—	2,459	—	—	—	2,459
Deferred stock-based compensation	—	—	—	—	1,925	(9,746)	—	—	(7,821)
Amortization of stock-based compensation	—	—	—	—	—	2,348	—	—	2,348

Balances, December 31, 2003	40,008	40	—	—	693,773	(9,564)	25	(383,340)	300,934
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	(23,667)	(23,667)
Unrealized loss on investments	—	—	—	—	—	—	(264)	—	(264)
Cumulative translation adjustment	—	—	—	—	—	—	34	—	34

Comprehensive loss									(23,897)
Stock issued in acquisition	118	—	—	—	782	—	—	—	782
Issuance of common stock under stock plans	961	1	—	—	5,820	—	—	—	5,821
Reversal of stock-based compensation for terminated employees	—	—	—	—	(2,515)	2,515	—	—	—
Amortization of stock-based compensation	—	—	—	—	—	4,982	—	—	4,982

Balances, December 31, 2004	41,087	$41	—	$—	$697,860	$(2,067)	$(205)	$(407,007)	$288,622

See accompanying notes to consolidated financial statement

INTERWOVEN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net loss	$(23,667)	$(47,531)	$(148,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,276	6,312	8,647
Amortization of deferred stock-based compensation	4,982	2,348	4,880
Amortization of intangible assets and purchased technology	15,177	4,310	3,722
Impairment of goodwill	—	—	76,431
In-process research and development	—	5,174	—
Reduction in allowance for doubtful accounts and sales returns	(612)	(239)	(252)
Changes in operating assets and liabilities:
Accounts receivable	6,154	(6,556)	12,729
Prepaid expenses and other assets	579	638	304
Accounts payable and accrued liabilities	528	(4,318)	(11,324)
Restructuring and excess facilities accrual	(20,620)	2,070	25,101
Deferred revenues	5,971	5,021	(2,736)

Net cash used in operating activities	(7,232)	(32,771)	(31,114)

Cash flows from investing activities:
Purchases of property and equipment	(2,670)	(859)	(1,967)
Purchases of investments	(118,378)	(93,153)	(227,923)
Maturities and sales of investments	117,249	122,051	249,035
Acquisition of businesses and technology, net of cash acquired	(1,172)	(9,502)	(823)

Net cash provided by (used in) investing activities	(4,971)	18,537	18,322

Cash flows from financing activities:
Payment of bank borrowings	(1,213)	(201)	—
Net proceeds from issuance of common stock	5,821	2,459	5,638
Repurchases of common stock and treasury stock	—	(10)	(10,091)

Net cash provided by (used in) financing activities	4,608	2,248	(4,453)

Net decrease in cash and cash equivalents	(7,595)	(11,986)	(17,245)
Cash and cash equivalents at beginning of period	30,061	42,047	59,292

Cash and cash equivalents at end of period	$22,466	$30,061	$42,047

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$(264)	$(298)	$58

Retirement of treasury stock	$—	$—	$13,661

Common stock issued and stock options assumed in acquisitions	$782	$148,062	$—

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business
      Interwoven, Inc. (“Interwoven” or the “Company”) provides enterprise content management (“ECM”) software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code across the enterprise and its value chain of customers, partners and suppliers. The Company’s ECM platform consists of integrated software product offerings, delivering customers end-to-end content lifecycle management including collaboration, e-mail management, imaging, digital asset management, Web content management, document management and records management. Customers have deployed the Company’s products for business initiatives such as intranet management, marketing content management, collaborative portals, Web content management, records management, deal management, matter-centric collaboration and content provisioning. Interwoven markets and licenses its software products and services in North America and through subsidiaries in Europe and Asia Pacific.

2.	Summary of Significant Accounting Policies

Basis of Presentation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
      Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current period presentation.

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

Revenue Recognition
      Revenue consists principally of software license, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue is recognized in a multiple element arrangement in which company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of support and other services is based on the Company’s customary pricing for such support and services when sold separately. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the fee attributable to the elements initially delivered (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element does not exist, all revenue is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.
      Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Persuasive evidence of an arrangement exists. The Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, which is signed by both the customer and the Company, or a signed purchase order from the customer and the customer has previously executed a license arrangement with the Company. The Company does not offer product return rights to end users.
      Delivery has occurred. The Company’s software may be delivered either physically or electronically to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the terms of the agreement or when the software is made available to the customer through electronic delivery.
      The fee is fixed or determinable. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the fee becomes due and payable. Fees due under an arrangement are generally deemed not to be fixed or determinable if a portion of the license fee is beyond the Company’s normal payment terms, which are generally no greater than 185 days from the date of invoice.
      Collectibility is probable. The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection for each customer and market acceptance of its products within each geographic sales region. The Company typically sells to customers with whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and, ultimately, their ability to pay. If the Company determines from the outset of an arrangement or based on historical experience in a specific geographic region that collectibility is not probable based upon its review process, revenue is recognized as payments are received. The Company periodically reviews collection patterns from its geographic locations to ensure that its historical collection results provide a reasonable basis for revenue recognition upon signing of an arrangement. For example, in the first quarter of 2004, the Company determined that it had sufficient evidence from customers in Japan and Singapore to begin recognizing revenue on an accrual basis. In the third quarter of 2004, the Company began recognizing revenue from customers in Spain on an accrual basis. Previously revenue had been recognized from customers in those countries only when cash was received, and all other criteria for revenue recognition were met.
      The Company allocates revenue to each element in software arrangements involving multiple elements based on the relative fair value of each element. The Company’s determination of fair value of each element is based on vendor-specific objective evidence of fair value (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the support and professional services components including consulting and training services of its perpetual license arrangements. The Company sells its professional services separately and has established VSOE on this basis. VSOE for support is determined based upon the customer’s annual renewal rates for this element. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from support services is recognized ratably over their respective support period. The Company recognizes revenue from time-based licenses ratably over the license terms as the Company does not have VSOE for the individual elements in these arrangements.
      Support and service revenues consist of professional services and support fees. The Company’s professional services, which are comprised of software installation and integration, business process consulting and training, are not essential to the functionality of its software products. These products are fully functional upon delivery and do not require any significant modification or alteration for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.
      Support contracts are typically priced based on a percentage of license fees and have a one-year term. Services provided to customers under support contracts include technical support and unspecified product upgrades. Revenues from support contracts are recognized ratably over the term of the agreement, which is typically one year.
      The Company expenses all manufacturing, packaging and distribution costs associated with its software as cost of license revenues.

Cash, Cash Equivalents and Short- and Long-Term Investments
      The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper, government agencies and various deposit accounts. Cash equivalents are recorded at fair value, which approximates cost.
      The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, market auction rate preferred and United States government agency securities. Realized gains and losses are calculated using the specific identification method. The Company realized ($15,000), none and $36,000 of net gains (losses) in 2004, 2003 and 2002. In 2004, 2003 and 2002, unrealized gains (losses) totaled ($264,000), ($298,000) and $58,000, respectively. Unrealized gains and losses are included as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

Allowance for Doubtful Accounts
      The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2004 and 2003, the Company’s allowance for doubtful accounts was $961,000 and $1.5 million, respectively.

Allowance for Sales Returns
      The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The Company analyzes its revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At December 31, 2004 and 2003, the Company’s allowance for sales returns was $670,000 and $745,000, respectively.

Concentration of Risk
      Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains the majority of its cash, cash equivalents and short-term investments with three financial institutions domiciled in the United States and one financial institution in the United Kingdom. The Company performs ongoing evaluations of its customers’ financial condition and generally requires no collateral from its customers on accounts receivable.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company derived a significant portion of total revenue in 2004 from its Web content management and collaborative document management products and services. The Company expects that these products will continue to account for a significant portion of its revenues in future periods.
      The Company relies on software licensed from third parties, including software that is integrated with internally developed software. These software license agreements expire on various dates from 2005 to 2009 and the majority of these agreements are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If the Company cannot renew these licenses, shipments of its products could be delayed until equivalent software could be developed or licensed and integrated into its products. These types of delays could seriously harm the Company’s business. In addition, the Company would be seriously harmed if the providers from whom the Company licenses its software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to the Company on commercially reasonable terms or at all.
      The Company has incurred operating losses on an annual basis throughout its history. For the years ended December 31, 2004, 2003 and 2002, the Company’s net losses were $23.7 million, $47.5 million and $148.6 million, respectively, and the Company has $133.8 million in cash, cash equivalents and short-term investments as of December 31, 2004. The Company currently anticipates that its cash and investments, together with its existing line of credit will be sufficient to meet anticipated needs for working capital and capital expenditures through December 31, 2005. However, the Company may be required, or could elect, to seek additional funding at any time. There can be no assurances that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

Financial Instruments
      The Company enters into forward foreign exchange contracts where the counterparty is a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on accounts receivable. Although these contracts are effective as hedges from an economic perspective, they do not qualify for hedge accounting under Statement of Financial Accounting Standard (“SFAS”) No. 133, Derivative Instruments and Hedging Activities, as amended. Any derivative that is either not designated as a hedge or is so designated but is ineffective per SFAS No. 133, is marked to market and recognized in income immediately.
      At December 31, 2004, the notional equivalent of forward foreign currency contracts aggregated $8.0 million. The unrealized gains/losses associated with these forward foreign exchange contracts were insignificant. These contracts are scheduled to expire in March 2005.

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

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In the third quarter of 2002, the Company completed its annual impairment testing utilizing the steps mentioned above and determined that an impairment of goodwill had occurred. Accordingly, the Company recorded a goodwill impairment charge of $76.4 million.
      Based on the subsequent annual impairment tests performed in the third quarter of 2004 and 2003, the Company determined that the carrying value of its recorded goodwill had not been impaired and no impairment charge was recorded in either year. The Company will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that the Company’s goodwill may be impaired include the Company’s market capitalization declining below its net book value or the Company suffering a sustained decline in its stock price.
      SFAS No. 142 requires companies to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations.

Impairment of Long-Lived Assets
      The Company accounts for the impairment and disposal of long-lived assets utilizing SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less estimated selling costs, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Restructuring and Related Expenses
      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring) and EITF Issue No. 88-10, Costs Associated with Lease

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Modification or Termination. The Company adopted SFAS No. 146 effective January 1, 2003; therefore, the restructuring activities initiated in 2003 were accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 did not impact the Company’s restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF No. 94-3 and EITF No. 88-10 and other applicable pre-existing guidance.
      SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. The Company estimates the fair value of its lease obligations included in its 2003 restructuring activities based on the present value of the remaining lease obligation, operating costs and other associated costs, less estimated sublease income.
      Restructuring obligations incurred prior to the adoption of SFAS No. 146 were accounted for and continue to be accounted for in accordance with EITF No. 94-3 and EITF No. 88-10. Specifically, the Company accounts for the costs associated with the reduction of its workforce in accordance with EITF No. 94-3. Accordingly, the Company recorded the liability related to these termination costs when the following conditions were met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.
      In 2002, the Company accounted for costs associated with lease termination and/or abandonment in accordance with EITF No. 88-10. Accordingly, the Company recorded the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company. Under EITF No. 88-10, the liability associated with lease termination and/or abandonment represents the sum of the total remaining lease costs and related exit costs, less probable sublease income. Accordingly, the Company has not reduced the obligations incurred in 2002 to their net present value.

Advertising
      The Company expenses advertising costs as incurred. Advertising costs expensed for the years ended December 31, 2004, 2003 and 2002 were $131,000, $247,000 and $340,000, respectively.

Software Development Costs
      Costs incurred in the research and development of new software products are expensed as incurred until technological feasibility has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. Once a new product is ready for general release, costs are no longer capitalized. Costs incurred between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, the Company has charged all costs to research and development expense in the period incurred.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock-based Compensation
      At December 31, 2004, the Company had six stock-based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The resulting stock-based compensation is amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach is consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued at the end of each reporting period until vested.

Pro Forma Net Loss and Net Loss per Share
      The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net loss:
As reported	$(23,667)	$(47,531)	$(148,616)
Stock-based employee compensation included in net loss as reported, net of related tax	4,982	2,348	6,455
Stock-based employee compensation using the fair value method, net of related tax	(19,411)	(15,151)	(24,806)

Pro forma	$(38,096)	$(60,334)	$(166,967)

Basic and diluted net loss per common share:
As reported	$(0.58)	$(1.72)	$(5.80)
Pro forma	$(0.94)	$(2.19)	$(6.52)
      The estimated weighted average fair value of options granted under the stock option plans during 2004, 2003 and 2002 was $7.03, $6.94 and $9.81 per share, respectively. The weighted average fair value of stock purchase shares for the years ended December 31, 2004, 2003 and 2002 were $1.66, $1.10 and $2.38,

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Years Ended December 31,

	2004	2003	2002

Expected lives from vesting date (in years) — stock options	0.75-1.0	1.0	1.0
Risk-free interest rate — stock options	2.6%-3.7%	3.0%	3.8%
Dividend yield	0.0%	0.0%	0.0%
Volatility — stock options	58.9%-118.9%	115.1%	89.2%
      The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Years Ended December 31,

	2004	2003	2002

Expected lives from vesting date (in years) — ESPP	0.5 to 2 years	0.5	0.5
Risk-free interest rate — ESPP	1.1%-2.6%	1.0%	1.6%
Dividend yield	0.0%	0.0%	0.0%
Volatility — ESPP	45.0%-73.6%	56.8%	63.0%

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
      The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. For the years ended December 31, 2004, 2003 and 2002, revenues derived from customers outside the United States of America represented 34%, 36% and 34% of total revenues, respectively, and consisted of customers in Europe, Asia Pacific, Australia and Canada. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.
      No customer accounted for more than 10% of the total revenues in 2004, 2003 and 2002. At December 31, 2004, no single customer accounted for more than 10% of the accounts receivable balance. At December 31, 2003, one customer accounted for more than 10% of the accounts receivable balance.

Foreign Currency Translation
      Effective January 1, 2004, the Company changed the functional currency of its foreign subsidiaries from the United States Dollar to the local currency due to the increased operations and activity of the foreign subsidiaries associated with the merger with iManage, Inc. (“iManage”). As a result of the merger, the foreign subsidiaries have increased resources locally, requiring less support from the domestic parent and will incur increased operational costs that will be paid in local currency. Accordingly, all assets and liabilities are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with SFAS No. 52, Foreign Currency Translation, the Company recorded an unrealized gain due to foreign currency translation of $34,000 for the year ended December 31, 2004.

Comprehensive Loss
      Other comprehensive income (loss) refers to gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from operations.
      For the years ended December 31, 2004, 2003 and 2002, the components of comprehensive loss consisted of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Net loss	$(23,667)	$(47,531)	$(148,616)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	(264)	(298)	58
Cumulative translation adjustment	34	—	—

	(230)	(298)	58

Comprehensive loss	$(23,897)	$(47,829)	$(148,558)

      Accumulated other comprehensive income (loss) comprises the following (in thousands):

	Years Ended
	December 31,

	2004	2003	2002

Unrealized gain (loss) on available-for-sale investments	$(239)	$25	$323
Cumulative translation adjustment	34	—	—

	$(205)	$25	$323

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
      The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Years Ended December 31,

	2004	2003	2002

Net loss	$(23,667)	$(47,531)	$(148,616)
Shares used in computing basic and diluted
net loss per common share	40,494	27,585	25,607

Basic and diluted net loss per common share	$(0.58)	$(1.72)	$(5.80)

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the years ended December 31, 2004, 2003 and 2002, 10.9 million, 9.9 million and 6.5 million stock options, respectively, were anti-dilutive and excluded from the diluted net loss per share calculation due to either the exercise price being greater than the average fair market price during the year or due to the Company’s net loss in each year.

Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of compensation expense in the consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS No. 123 and disclosed under the caption Pro Forma Net Loss and Net Loss per Share above will no longer be an alternative to recognition in the consolidated financial statement. Although the Company has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company is currently assessing the impact of SFAS No. 123R. As the Company has 10.9 million stock options outstanding at December 31, 2004, the Company expects the adoption of SFAS No. 123R to have a significant adverse impact on its consolidated statements of operations.
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. The guidance in Accounting Principles Board Opinion (“APB”) No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company is currently assessing the impact of the provisions. The provision of SFAS No. 153 is effective in periods beginning after June 15, 2005. The Company does not believe that the adoption of the provisions of SFAS No. 153 will have a material impact on the Company’s consolidated financial statements.
      In December 2004, the FASB issued FASB Staff Position No. 109-1 (“FAS No. 109-1”), Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (“AJCA”) introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. 109-2 (“FAS No. 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after the United States Congress or the Treasury Department provides additional clarifying language on key elements of the provision.
      In March 2004, the EITF issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provided new guidance for assessing impairment losses on investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No. 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company is evaluating the impact of EITF No. 03-1 once final guidance is issued.
      In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 (“SAB No. 104”), Revenue Recognition, which superseded SAB No. 101, Revenue Recognition in Financial Statements. The primary purpose of SAB No. 104 was to rescind the accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB No. 104 also incorporated certain sections of the Securities and Exchange Commission’s Revenue Recognition in Financial Statements — Frequently Asked Questions and Answers document. While the wording of SAB No. 104 was changed to reflect the issuance of EITF No. 00-21, the revenue recognition principles of SAB No. 101, as applied to the Company, remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN No. 46R”), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. The Company did not have any entities that required disclosure or consolidation as a result of adopting FIN No. 46R.

3.	Mergers and Acquisitions
      In August 2004, the Company acquired certain assets and assumed certain liabilities of Software Intelligence, Inc. (“Software Intelligence”), a provider of records management systems. The aggregate purchase price of this acquisition was $1.6 million, which included issuance of 118,042 shares of the Company’s common stock with an estimated fair value of $782,000, assumed liabilities of $693,000 and transaction costs of $156,000. The purchase price may increase by up to $200,000 if specific software license revenue goals are achieved are achieved during a period that ends on December 31, 2005 with such purchase price increase payable in shares of common stock. The allocation of the purchase price for this acquisition included purchased technology of $1.2 million, customer list of $303,000 and goodwill of $215,000 less the fair value of assumed liabilities of $84,000. The results of operations of Software Intelligence have been included in the results of operations of the Company since August 12, 2004.
      In November 2003, the Company completed the merger with iManage, Inc. iManage provided collaborative content management software that enables businesses to effectively manage and collaborate on critical business content across the enterprise and its value chain of customers, partners and suppliers. In approving the merger, the management considered a number of factors, including its opinion that combining iManage’s collaborative content management technology will position the combined company as an enterprise content management company with the ability to provide an end-to-end content lifecycle management platform.
      The Company paid the iManage common stockholders $1.20 in cash and 0.523575 shares of the Company’s common stock in exchange for each share of iManage common stock outstanding as of the merger date. The aggregate purchase price of the acquisition was $181.7 million, which included cash of $30.6 million, issuance of 13.3 million shares of common stock with an estimated fair value of $122.2 million, assumed stock options with a fair value of $18.9 million, estimated employee severance and facilities closure costs of $5.8 million and transaction costs of $4.2 million. The results of operations of iManage have been included in the results of operations of the Company since November 18, 2003.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Net tangible assets acquired	$25,720
Customer list	11,056
Patent and patent applications	4,032
Purchased technology	24,648
In-process research and development	4,575
Intrinsic value of stock options assumed	7,821
Goodwill	103,858

Total purchase price	$181,710

      The merger was accounted for as a purchase, and accordingly, the assets and liabilities of iManage were recorded at their estimated fair values on the date of the acquisition. With the exception of goodwill, the customer list will be amortized on a straight-line basis over four years; the patent, patent applications and the purchased technology will be amortized on a straight-line basis over three years. The intrinsic value of stock options assumed will be amortized on an accelerated basis over the remaining vesting periods of one to four years. The purchase price allocated to in-process research and development and to identifiable intangible assets was determined, in part, by a third-party valuation expert through established valuation techniques. None of the goodwill recorded is expected to be deductible for tax purposes.
      Approximately $4.6 million of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations. The estimated fair values of the projects were determined using a discounted cash flow model. The discount rate used took into consideration the stage of completion and the risks associated with the successful development and commercialization of the purchased in-process technology project that was valued.

Unaudited Pro Forma Results of Operations
      The following table presents pro forma results of operations and gives effect to the iManage acquisition as if the acquisition was consummated at the beginning of each of the years presented. The Company’s results of operations may have been different than those shown below if the Company had actually acquired iManage at the beginning each year. Pro forma results below are not necessarily indicative of future operating results (in thousands, except per share data).

	Years Ended
	December 31,

	2003	2002

Revenue(1)	$150,765	$168,158
Net loss(2)	$(76,702)	$(172,497)
Basic and diluted earnings per share	$(1.95)	$(4.52)
Weighted-average common shares and dilutive stock options outstanding(3)	39,364	38,166

(1)	The pro forma results of operations for the years ended December 31, 2003 and 2002 include the reported revenues of iManage for the period from January 1, 2002 through November 18, 2003 in the periods iManage recognized such revenues. However, the purchase method of accounting requires the Company to reduce iManage’s reported deferred revenue to an amount equal to the fair value of the legal liability, resulting in lower revenue in periods following the merger than iManage would have achieved as a separate company. Therefore, revenues from iManage products for the period from November 18, 2003 to December 31, 2003 included in the pro forma results of operations reflect the lower amortization of deferred revenue stemming from this purchase accounting adjustment.

(2)	Pro forma net loss for 2003 includes in-process research and development costs of $4.6 million from the iManage acquisitions.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The calculations of weighted-average common shares and dilutive stock options outstanding for 2002 is calculated by multiplying the historical iManage common shares outstanding by the exchange rate of 0.523575 and adding this amount to the historical common shares outstanding of Interwoven, then taking into account a one-for-four reverse stock split in November 2003.
     In June 2003, the Company acquired MediaBin, Inc. (“MediaBin”). MediaBin develops standards-based enterprise brand management solutions to help companies manage, produce, share and deliver volumes of digital assets, such as product photographs, advertisements, brochures, presentations, video clips and other marketing collateral. The aggregate purchase price of the acquisition was $12.9 million, which included cash of $4.2 million, issuance of 700,000 shares of common stock with an estimated fair value of $6.4 million, assumed stock options with a fair value of $683,000, estimated employee severance costs of $775,000 and transaction costs of $899,000. The results of operations of MediaBin have been included in the consolidated results of operations of the Company since June 27, 2003. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.
      The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Net tangible liabilities acquired	$(2,557)
Customer list	220
Patent and patent applications	474
Purchased technology	2,721
In-process research and development	599
Goodwill	11,455

Total purchase price	$12,912

      The acquisition was accounted for as a purchase, and accordingly, the assets and liabilities of MediaBin were recorded at their estimated fair values on the date of the acquisition. With the exception of the goodwill, the identified intangible assets will be amortized on a straight-line basis over four years. The purchase price allocated to in-process research and development, as well as the purchase price allocated to the identifiable intangible assets, was determined, in part, by a third party valuation expert through established valuation techniques. None of the goodwill recorded is expected to be deductible for tax purposes.
      Approximately $599,000 of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations. The estimated fair value of the project was determined using a discounted cash flow model. The discount rate used took into consideration the stage of completion and the risks surrounding the successful development and commercialization of the purchased in-process technology project that was valued.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Cash, cash equivalents and short-term investments
      The following is a summary of the Company’s investments (in thousands):

		December 31, 2004

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash	$11,724	$—	$—	$11,724

Cash equivalents:
Money market funds	10,742	—	—	10,742

Total cash equivalents	10,742	—	—	10,742

Total cash and cash equivalents	22,466	—	—	22,466

Short-term investments:
Government agencies	68,055	1	(213)	67,843
Commercial paper	6,383	—	(2)	6,381
Market auction preferred	32,490	—	—	32,490
Corporate obligations	4,602	—	(25)	4,577

Total short-term investments	111,530	1	(240)	111,291

Total cash, cash equivalents and short-term investments	$133,996	$1	$(240)	$133,757

		December 31, 2003

		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Cash	$14,163	$—	$—	$14,163

Cash equivalents:
Government agencies	999	—	—	999
Commercial paper	4,995	—	—	4,995
Money market funds	9,904	—	—	9,904

Total cash equivalents	15,898	—	—	15,898

Total cash and cash equivalents	30,061	—	—	30,061

Short-term investments:
Government agencies	43,065	22	(13)	43,074
Market auction preferred	19,715	—	—	19,715
Corporate obligations	26,170	18	(2)	26,186
Certificates of deposit	21,451	—	—	21,451

Total short-term investments	110,401	40	(15)	110,426

Total cash, cash equivalents and short-term investments	$140,462	$40	$(15)	$140,487

      At December 31, 2004, the Company began to classify investment in auction-rate securities as short-term investments. These investments were included in cash equivalents in previous years and such amounts have

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
been reclassified for all periods presented in the accompanying financial statements to conform to the current year classification. This change in classification had no effect on the amounts of total current assets, total assets, net loss or cash flows from operations of the Company.
      In accordance with EITF No. 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less than 12 Months		More than 12 Months		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government agencies	$36,502	$(131)	$35,910	$(81)	$72,412	$(212)
Commercial paper	452	(1)	1,000	(2)	1,452	(3)
Corporate obligations	3,775	(20)	761	(5)	4,536	(25)

	$40,729	$(152)	$37,671	$(88)	$78,400	$(240)

      Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
      The following table summarized the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at December 31, 2004 (in thousands):

	Cost	Fair Value

Due within one year	$69,211	$69,015
Due one year to five years	22,611	22,568
Due five years to ten years	1,350	1,350
Due after ten years	29,100	29,100

	$122,272	$122,033

5.	Property and Equipment
      Property and equipment consisted of the following (in thousands):

	December 31,

	2004	2003

Computer software and equipment	$28,442	$27,005
Furniture and office equipment	3,773	3,939
Leasehold improvements	10,604	10,026

	42,819	40,970
Less: Accumulated depreciation and amortization	36,988	33,567

	$5,831	$7,403

      Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. The estimated useful lives of computer software and equipment are three years. The estimated useful lives of furniture and office equipment are three to five years. Amortization of leasehold improvements is computed using the shorter of the remaining facility

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lease term or the estimated useful life of the improvements. Depreciation expense was $4.3 million, $6.3 million and $8.6 million in 2004, 2003 and 2002, respectively.

6.	Goodwill and Other Intangible Assets
      The carrying amount of the goodwill and other intangible assets as of December 31, 2004 and 2003 are as follows (in thousands):

	2004			2003

	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$34,971	$(16,344)	$18,627	$33,343	$(5,809)	$27,534
Patents and patent applications	4,506	(1,690)	2,816	4,506	(227)	4,279
Customer list	11,581	(3,221)	8,360	11,277	(373)	10,904
Acquired workforce	464	(232)	232	417	—	417
Non-compete agreements	6,929	(6,929)	—	6,929	(6,929)	—

Other intangible assets	58,451	(28,416)	30,035	56,472	(13,338)	43,134
Goodwill	367,035	(181,571)	185,464	367,562	(181,571)	185,991

	$425,486	$(209,987)	$215,499	$424,034	$(194,909)	$229,125

      Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The aggregate amortization expense of intangible assets was $15.2 million, $4.3 million and $3.7 million for 2004, 2003 and 2002, respectively. Of the $15.2 million amortization of intangible assets recorded in 2004, $4.5 million was recorded in operating expenses and $10.7 million was recorded in cost of revenues. Of the $4.3 million amortization of intangible assets recorded in 2003, $2.3 million was recorded in operating expenses and $2.0 million was recorded in cost of revenues. Of the $3.7 amortization of intangible assets recorded in 2002, it was all recorded in operating expenses. Included in amortization expense recorded as a component of cost of revenues was $100,000 and $567,000 in 2004 and 2003, respectively, relating to the fair value assigned to certain iManage customer contracts in process at the time of the business combination, which were recorded as prepaid expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $14.1 million in 2005, $12.6 million in 2006, $3.3 million in 2007 and $48,000 in 2008.
      The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill at that time. The changes in the carrying amount of goodwill for 2004 and 2003 are as follows (in thousands):

	December 31,

	2004	2003

Beginning balance	$185,991	$70,564
Goodwill recorded in business combinations	215	115,313
Subsequent goodwill adjustments	(742)	114

Ending balance	$185,464	$185,991

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Liabilities
      Accrued liabilities consisted of the following (in thousands):

	December 31,

	2004	2003

Accrued compensation	$11,694	$13,939
Professional services	1,996	736
Accrued acquisition costs	152	1,416
Deferred rent	4,056	2,508
Sales and income taxes	2,545	2,189
Other	3,340	4,129

	$23,783	$24,917

8.	Restructuring and Excess Facilities
      The Company implemented a series of restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions
      In 2002, the Company implemented restructuring plans in an effort to better align its expenses and revenues. These cost saving efforts resulted in the termination of 304 employees worldwide, across all functional areas. The Company recorded charges of $8.1 million associated with involuntary terminations, which included severance costs and deferred compensation charges associated with accelerated vesting of stock awards. The workforce reductions associated with these plans were substantially complete as of December 31, 2002.
      In 2003, the Company implemented additional restructuring plans. These cost saving efforts resulted in the termination of 120 employees worldwide, across all functional areas. The Company recorded charges of $5.7 million associated with these involuntary terminations, which included severance costs. The workforce reductions associated with these plans were substantially completed as of December 31, 2003.
      In 2004, the Company implemented a restructuring plan in certain of its European locations, and within its professional services organization to better align its expenses with expected future revenues. These actions resulted in the termination of 28 employees and, as a result, the Company recorded a charge of $1.7 million associated with these workforce reductions. The employee terminations were substantially completed by year-end and $656,000 remained accrued at December 31, 2004.

Excess Facilities
      In 2002, as a result of staff reductions, the Company performed an evaluation of its current facilities requirements and identified facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded $24.1 million in lease abandonment charges associated with excess facilities, which consisted primarily of domestic sales offices. It also evaluated operating equipment and leasehold improvements that had suffered a reduction in their economic useful lives. Based on these evaluations, the Company incurred charges of $1.2 million associated with the impairment of leasehold improvements and certain operating equipment. Additionally, due to the deterioration of the commercial real estate market, the Company revised its assumptions regarding future sublease income for certain facilities

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
previously abandoned in 2001. As a result, the Company reduced its estimates of future sublease income and recorded an additional $4.7 million in charges to reflect this change in estimate.
      In 2003, the Company performed an evaluation of its current facilities requirements and identified additional facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded $9.8 million in lease abandonment charges associated with identified excess facilities, which primarily consisted of facilities in the United States. Additionally, due to continued deterioration in the commercial real estate market, after receiving independent appraisals from real estate brokers, the Company revised its assumptions regarding future estimated sublease income for certain facilities previously abandoned. As a result, the Company recorded an additional $2.8 million in charges to reflect this change in estimate.
      In 2004, the Company continued its ongoing evaluation of excess facilities. As a result, the Company further revised its sublease assumptions associated with certain of its excess facilities, abandoned a leased facility in Germany and elected to terminate a portion of its headquarters lease in Sunnyvale, California and a lease in Chicago, Illinois. As a result of these actions, the Company recorded a charge of $8.1 million.
      At December 31, 2004, the Company had $25.0 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $3.3 million. The facilities costs were estimated as of December 31, 2004. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. Those facilities that are not subleased are being marketed for sublease and are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges that could materially affect the Company’s consolidated financial condition and results of operations.
      The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

	Years Ending December 31,

	Work Force	Excess
	Reduction	Facilities	Total

2005	$656	$8,375	$9,031
2006	—	7,495	7,495
2007	—	5,875	5,875
2008	—	1,612	1,612
2009	—	1,196	1,196
Thereafter	—	956	956

	656	25,509	26,165
Present value discount of future lease payments	—	(483)	(483)

	$656	$25,026	$25,682

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the activity in the restructuring and excess facilities accrual (in thousands):

			Write-Down of
		Non-Cancelable	Leasehold
		Lease	Improvement
	Work Force	Commitments	and Operating
	Cost	and Other	Equipment	Total

Balance at January 1, 2002	$—	$15,877	$—	$15,877
Restructuring and excess facilities charges	8,110	28,768	1,206	38,084
Deferred rent reclassifications	—	752	—	752
Non-cash charges	(1,575)	—	(1,206)	(2,781)
Cash payments	(5,493)	(7,709)	—	(13,202)

Balance at December 31, 2002	1,042	37,688	—	38,730
Restructuring and excess facilities charges	5,748	13,065	—	18,813
Accrual recorded with iManage acquisition	2,622	3,128	—	5,750
Deferred rent reclassifications	—	759	—	759
Cash payments	(6,761)	(11,172)	—	(17,933)

Balance at December 31, 2003	2,651	43,468	—	46,119
Restructuring and excess facilities charges	1,654	8,128	—	9,782
Cash payments and others	(3,649)	(26,570)	—	(30,219)

Balance at December 31, 2004	$656	$25,026	$—	$25,682

9.	Bank Borrowings
      In August 2001, the Company entered into a line of credit agreement with a financial institution, which was subsequently amended in June 2004. The amended line of credit provides for borrowings up to $16.0 million. Borrowings under the line of credit agreement are secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate (5.25% at December 31, 2004) or 1.5% above LIBOR in effect on the first day of the term. The line of credit expires in July 2005 and is primarily used as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At December 31, 2004, there were no borrowings under this line of credit agreement.
      In connection with the iManage merger, the Company assumed a term loan with a bank secured by certain of its property and equipment. At December 31, 2003, the amount outstanding under the term loan was $1.2 million. The term loan was paid in full in December 2004.

10.	Guarantees
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

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party — generally, the Company’s business partners, subsidiaries and/or customers, in connection with any United States patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products or services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and does not expect the liability to be material.
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
      The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for other acts, such as personal property damage, of the Company’s subcontractors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

11.	Commitments and Contingencies
      The Company leases its main office facilities in Sunnyvale, California and various sales offices in North America, Europe and Asia Pacific under non-cancelable operating leases, which expire at various times through July 2016. Rent expense for 2004, 2003 and 2002 was $9.8 million, $11.5 million and $15.6 million, respectively.
      Future minimum lease payments under noncancellable operating leases, as of December 31, 2004, are as follows (in thousands):

	Years Ending December 31,

			Future
	Occupied	Excess	Lease
	Facilities	Facilities	Payments

2005	$9,251	$7,815	$17,066
2006	8,349	7,332	15,681
2007	4,932	5,498	10,430
2008	736	1,991	2,727
2009	691	1,258	1,949
Thereafter	5,091	1,049	6,140

	$29,050	$24,943	$53,993

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Of these future minimum lease payments, the Company has accrued $25.0 million in the restructuring and excess facilities accrual at December 31, 2004. This accrual also includes estimated operating expenses of $3.9 million and sublease commencement costs associated with excess facilities and is net of estimated sublease income of $3.3 million and a present value discount of $483,000.
      At December 31, 2004, the Company had $12.2 million outstanding under standby letters of credit with financial institutions. These letter of credit agreements are associated the Company’s operating lease commitments for its facilities and expire at various times through 2016.
      Beginning 2001, Interwoven and certain of its officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were named against iManage, its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for the Interwoven’s October 8, 1999 initial public offering and January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against Interwoven and iManage and certain officers and directors of Interwoven and iManage. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of Interwoven’s and iManage’s respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and Interwoven and iManage, together with the other issuers named there under and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, the respective insurance carriers of Interwoven and iManage have agreed to assume Interwoven’s and iManage’s entire payment obligation under the terms of the settlement. This settlement has been preliminarily approved by the District Court and will be presented to members of the putative plaintiff classes in the coming months. The Company cannot be reasonably assured, however, that the settlement will be approved by the putative plaintiff classes or finally approved the District Court.
      On August 6, 2004, Advanced Software, Inc. filed suit against the Company in the United States District Court for the Northern District of California alleging that its TeamSite software infringes Advanced Software’s United States Patent No. Re. 35,861. Advanced Software seeks damages in an unspecified amount. The Company believes that the claim is without merit and intends to vigorously contest this matter. Although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome unfavorable to the Company could have a material impact on Interwoven’s consolidated financial position and results of operation. In addition, intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend, cause the Company to cease making, licensing or using products that incorporate the challenged intellectual property, require the Company to redesign or reengineer its products, if feasible, divert management’s attention or resources, or cause product delays, or require the Company to enter into royalty or licensing agreements to obtain the right to use a necessary product, component or process; any of which could have a material impact on the Company’s consolidated financial condition and results of operation. Discovery is still in its preliminary stages. Trial has been set for April 17, 2006.
      In addition to the matter mentioned above, the Company has been named as a defendant in various employment-related lawsuits and as a party to other threatened legal actions that have arisen in the normal course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s results of operations, cash flows or financial position in a particular period.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Stockholders’ Equity

Preferred Stock
      The Company is authorized to issue 5.0 million shares of preferred stock with a par value of $0.001 per share. Preferred stock may be issued from time-to-time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2004, no shares of preferred stock had been issued.

Common Stock
      The Company has authorized 125.0 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2004.

Reverse Stock Split
      On November 18, 2003, the Company effected a one-for-four reverse stock split. All share and per share information included in these consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.

Stock Repurchase Program
      In September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of the Company’s common stock in the open market. During 2001, the Company repurchased 207,000 shares of common stock at a cost of $3.6 million. During 2002, the Company repurchased 875,000 shares of common stock at a cost of $10.1 million. At December 31, 2004, $11.3 million remained available under the program to repurchase additional shares.
      In December 2002, the Board of Directors approved the retirement of the common stock reacquired under the stock repurchase program, which was held as treasury stock. Accordingly, all 1.1 million shares of treasury stock were retired.

Employee Stock Option Plans
      At December 31, 2004, the Company has an Employee Stock Purchase Plan and five stock option plans.
Employee Stock Purchase Plan
      In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan (“ESPP”) and reserved 300,000 shares of common stock for issuance there under. Each January 1, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1% of the Company’s outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under this plan shall not exceed 3.0 million shares. Employees generally will be eligible to participate in this plan if they are employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not (and would not become as a result of being granted an option under this plan) 5% stockholders of the Company. Under this plan, eligible employees may select a rate of payroll deduction between 1% and 15% of their cash compensation subject to certain maximum purchase limitations. Each offering period will have a maximum duration of two years and consists of four six-month purchase periods. Offering periods and purchase periods begin on May 1 and November 1. The price at which the common stock is purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock on the first day of the applicable offering period or on the last day of that purchase period. This plan will terminate after a period of ten years unless terminated earlier. A total of approximately 329,000, 131,000 and 386,000 shares of common stock were issued under the ESPP in 2004, 2003 and 2002, respectively, at an average price of $6.65, $6.43 and $10.96 per share in 2004, 2003 and 2002, respectively. At December 31, 2004, 283,000 shares were available for issuance.
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
1999 Equity Incentive Plan
      In September 1999, the Company adopted and stockholders approved the 1999 Equity Incentive Plan and reserved 2.9 million shares of common stock for issuance there under. The 1999 Equity Incentive Plan authorized the award of options, restricted stock awards and stock bonuses. No person will be eligible to receive more than 1.0 million shares in any calendar year pursuant to awards under this plan other than a new employee who will be eligible to receive no more than 1.5 million shares in the calendar year in which such employee commences employment. Options granted under this plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.
      Options under the 1999 Equity Incentive Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant.
      Members of the Board of Directors, who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the 1999 Equity Incentive Plan. The option grants under this plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director will initially be granted an option to purchase 10,000 shares on the date of election to the Board of Directors. Immediately following each annual meeting of the Company’s stockholders, each eligible director will automatically be granted an additional option to purchase 10,000 shares if such director has served continuously as a member of the Board of Directors since the date of such director’s initial grant or, if such director was ineligible to receive an initial grant. The term of such options is ten years, provided that they will terminate three months following the date the director ceases to be a director of the Company (12 months if the termination is due to death or disability). All options granted to directors under the 1999 Equity Incentive Plan vest 100% upon the date of issuance.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2000 Stock Incentive Plan
      In May 2000, the Company adopted the 2000 Stock Incentive Plan and reserved 1.0 million shares of common stock for issuance there under. The 2000 Stock Incentive Plan authorized the award of options and restricted stock awards. Only nonqualified stock options will be granted under this plan. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company. Awards granted to officers of the Company may not exceed the aggregate of 40% of all shares that are reserved for grant. Awards granted as restricted stock to officers of the Company may not exceed the aggregate of 40% of all shares that are granted as restricted stock.
      Options under the 2000 Stock Incentive Plan may be granted for periods of up to ten years and at prices no less than par value of the shares on the date of grant. Restricted stock under the 2000 Stock Incentive Plan may be granted at prices no less than par value of the shares on the date of grant.
2003 Acquisition Plan
      In connection with the Company’s merger with iManage in November 2003, the Company adopted the 2003 Acquisition Plan and reserved 503,000 shares of common stock for issuance there under, as permitted by the Marketplace Rules of the National Association of Securities Dealers, Inc. The 2003 Acquisition Plan authorized the award of options. Only nonqualified stock options are granted under this plan. Nonqualified stock options may be granted to any employee, officer, director, consultant, independent contractor or advisor of the Company who provided services to iManage immediately prior to the merger. Options under the 2003 Acquisition Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant.
Stock Option Exchange Program
      Prior to 2002, the Company provided its option holders with an opportunity to exchange all or a part of their existing options for a smaller number of options, with a new exercise price and a new vesting schedule. The Company accounts for the exchanged options as a variable option plan whereby the accounting charge for these options will be reassessed and reflected in the consolidated statement of operations for each reporting period. As the exercise price of the exchanged options is higher than the market price of the Company’s common stock during 2002, 2003 and 2004, no compensation expense was required to be recognized.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Plan Activity
      Activity under the Company’s stock option plans is as follows (in thousands, except per share data):

	Years Ended December 31,

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	9,925	$25.83	6,467	$44.80	7,338	$57.84
Granted	3,819	$10.12	2,355	$15.51	2,255	$16.60
Assumed	—	—	3,100	$6.54	—	—
Canceled	(2,245)	$29.65	(1,771)	$42.18	(2,900)	$58.20
Exercised	(632)	$5.95	(226)	$6.95	(226)	$6.24

Outstanding, end of period	10,867	$20.58	9,925	$25.83	6,467	$44.80

Exercisable, end of period	6,117		5,683		3,225

Weighted average fair value of options granted with exercise prices equal to fair value at date of grant	3,819	$7.23	2,355	$6.94	2,255	$9.81
Weighted average fair value of options granted with exercise prices less than fair value at date of grant	—	$—	500	$10.78	—	$—
      The following table summarizes information about stock options as of December 31, 2004 (number of options in thousands):

Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
	of	Contractual	Exercise	of	Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$ 0.18 to $ 6.37	1,585	6.49	$4.56	1,339	$4.53
$ 6.60 to $ 8.80	1,526	8.58	$7.48	729	$7.21
$ 8.83 to $ 8.83	1,647	9.47	$8.83	208	$8.83
$ 9.07 to $ 11.76	1,374	8.72	$10.05	518	$10.34
$ 11.92 to $ 13.72	1,481	8.54	$13.56	536	$13.49
$ 14.00 to $ 38.96	1,379	7.09	$19.75	935	$20.24
$ 42.75 to $ 162.50	1,868	5.12	$68.31	1,845	$68.40
$179.32 to $1,116.28	7	4.87	$250.02	7	$250.02

	10,867	7.64	$20.58	6,117	$28.22

      Shares reserved for future issuance under the Company’s Stock Option Plans were 1.8 million as of December 31, 2004. Stock options issued under the Company’s stock option plans generally vest over a 4 year period. Vesting for certain options issued under the 2000 Stock Incentive Plan may accelerate upon the achievement of performance milestones.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based Compensation
      The Company recorded deferred stock-based compensation in connection with stock options granted prior to its initial public offering, certain stock options grants and stock options assumed in business combinations. Amortization of stock-based compensation was $5.0 million, $2.3 million and $4.9 million in 2004, 2003 and 2002 respectively. Stock-based compensation charges relate to the following expense classifications in the accompanying consolidated statements of operations (in thousands):

	Years Ended December 31,

	2004	2003	2002

Cost of support and service revenues	$319	$57	$118
Sales and marketing	1,708	957	2,872
Research and development	1,049	1,157	1,632
General and administrative	1,906	177	258

	$4,982	$2,348	$4,880

      In December 2003, the Company issued 500,000 options to purchase its common stock to the Company’s Chief Executive Officer, with an exercise price of $9.56 per share, which was below the fair value of the Company’s common stock of $13.41 on the date of grant. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation of $1.9 million for the difference between the exercise price of the stock options and the fair value of its stock on the date of grant. This deferred stock-based compensation would be amortized to expense over a four-year term using an accelerated approach.
      In 2002, the Company recognized restructuring costs of $1.6 million associated with accelerated vesting of stock awards of terminated employees. This amount was included as a component of restructuring and excess facilities charges in the consolidated statements of operations.
      Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

13.	Interest Income and Other
      Interest income and other consisted of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Interest income	$1,962	$2,471	$4,452
Interest expense	(43)	(12)	—
Foreign currency gain (loss)	(73)	943	1,659
Other	(121)	(1)	(153)

	$1,725	$3,401	$5,958

      Cash paid for interest expense was $37,000, $11,000 and none in 2004, 2003 and 2002, respectively.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
      The components of loss before provision for income taxes are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

United States	$(24,021)	$(48,187)	$(149,788)
Foreign	1,340	1,727	2,249

	$(22,681)	$(46,460)	$(147,539)

      The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current:
State	$107	$121	$140
Foreign	879	950	937

	$986	$1,071	$1,077

      The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Income tax benefit at federal statutory rate of 34%	$(7,711)	$(15,796)	$(50,163)
State taxes, net of federal benefits	71	80	93
Non-deductible intangible assets	184	221	26,895
Amortization of stock-based compensation	1,180	741	1,627
In-process research and development	—	1,759	—
Tax credit	(128)	(71)	(781)
Timing differences not currently benefited	6,448	13,764	23,386
Other	942	373	20

	$986	$1,071	$1,077

      United States income taxes and foreign withholding taxes were not provided for the undistributed earnings for all non-United States subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the United States. Deferred income taxes reflect the tax effects of temporary differences

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

	December 31,

	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$90,057	$84,998
Deferred revenues	1,543	1,820
Restructuring and excess facilities charges	9,721	16,492
Accrued liabilities and allowances	4,609	5,447
Tax credit carryforwards	13,836	10,325
Depreciation and amortization	17,307	10,920
Valuation allowance	(126,485)	(114,377)

	10,588	15,625
Deferred tax liabilities:
Non-deductible intangible assets	(10,588)	(15,625)

	$—	$—

      As of December 31, 2004, the Company’s federal and California net operating loss carryforwards for income tax purposes were approximately $254.0 million and $63.1 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2008 through 2024, and the California net operating loss carryforwards will begin to expire in 2005 through 2014. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. The Company’s federal and California research tax credit carryforwards for income tax purposes are approximately $10.2 million and $4.6 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2008.
      Deferred tax assets of approximately $24.7 million as of December 31, 2004 pertain to certain net operating loss and research credit carryforwards resulting from the exercises and disqualifying dispositions of employee stock options. As management believes that it is more likely than not that these deferred tax assets will not be fully realizable, a full valuation allowance has been recorded. When recognized, the tax benefits of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.
      In connection with the Company’s acquisitions, deferred tax assets of approximately $48.6 million were recorded. When recognized, the tax benefits of such deferred tax assets will be applied, first, to reduce to zero any goodwill related to these acquisitions; second, to reduce to zero other non-current intangible assets related to these acquisitions; and third, to reduce income tax expense.
      For financial reporting purposes, the Company has incurred losses in each year since its inception. Based on the available objective evidence, management believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a valuation allowance against its net deferred tax assets at December 31, 2004, 2003 and 2002. The net change in the total valuation allowance for the years ended December 31, 2004, 2003 and 2002 was an increase of $12.1 million, $33.0 million, and $28.1 million respectively.

INTERWOVEN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Significant Customer Information and Segment Reporting
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
      The following table presents geographic information (in thousands):

	Years Ended December 31,

	2004	2003	2002

Revenues:
United States	$105,323	$71,753	$83,304
International	55,065	39,759	43,528

	$160,388	$111,512	$126,832

	December 31,

	2004	2003

Long-lived assets (excluding goodwill):
United States	$35,248	$49,624
International	618	913

	$35,866	$50,537

      The Company’s revenues are derived from software licenses, consulting and training services and customer support. It is impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

License	$67,341	$45,936	$57,309
Customer support	65,219	42,406	39,768
Consulting	23,553	19,028	24,120
Training	4,275	4,142	5,635

	$160,388	$111,512	$126,832

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERWOVEN, INC.

By:	/s/ MARTIN W. BRAUNS

Martin W. Brauns
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: March 15, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN W. BRAUNS Martin W. Brauns	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 15, 2005

/s/ JOHN E. CALONICO, JR. John E. Calonico, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005

/s/ RONALD E.F. CODD Ronald E.F. Codd	Director	March 15, 2005

/s/ BOB L. COREY Bob L. Corey	Director	March 15, 2005

/s/ FRANK J. FANZILLI, JR. Frank J. Fanzilli, Jr.	Director	March 15, 2005

/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	March 15, 2005

/s/ ANTHONY ZINGALE Anthony Zingale	Director	March 15, 2005

INTERWOVEN, INC.
EXHIBITS TO FORM 10-K ANNUAL REPORT
For the year ended December 31, 2004

			Incorporated by Reference

						Filed
Number		Exhibit Title	Form	Date	Number	Herewith

2.01		Merger Agreement dated August 6, 2003, by and among Registrant, iManage, Inc. and Mahogany Acquisition Corporation	8-K	08/08/03	2.01
3.01		Registrant’s Fourth Amended and Restated Certificate of Incorporation	S-8	11/19/03	4.08
3.02		Registrant’s Amended and Restated Bylaws	10-K	06/20/01	3.03
4.01		Form of Certificate for Registrant’s common stock	S-1	09/23/99	4.01
10.01		Form of Indemnity Agreement between Registrant and each of its directors and executive officers	S-1	07/27/99	10.01
10	.02*	1996 Stock Option Plan and related agreements	S-1	07/27/99	10.02
10	.03*	1998 Stock Option Plan and related agreements	S-1	07/27/99	10.03
10	.04*	1999 Equity Incentive Plan	S-8	01/24/01	4.01
10	.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan	S-1	09/03/99	10.04
10	.06*	1999 Employee Stock Purchase Plan	S-8	01/24/01	4.03
10	.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1	09/03/99	10.05
10	.08*	2000 Stock Incentive Plan	S-8	09/26/00	4.01
10	.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan	S-8	06/22/00	4.03
10	.10*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under iManage, Inc. 1997 Stock Option Plan	S-8	11/19/03	4.02
10	.11*	iManage, Inc. 2000 Non-Officer Stock Option Plan and related forms of stock option and option exercise agreements	S-8	11/19/03	4.03
10	.12*	2003 Acquisition Plan and related forms of stock option and option exercise agreement	S-8	11/19/03	4.07
10.13		Regional Prototype Profit Sharing Plan and Trust/ Account Standard Plan Adoption Agreement AA #001	S-1	07/27/99	10.06
10	.14*	Description of Director Compensation				X
10	.15*	Employment Agreement between Registrant and Martin W. Brauns dated February 27, 1998	S-1	07/27/99	10.07
10	.16*	Employment arrangement between Registrant and Martin W. Brauns	10-Q	08/13/03	10.04
10	.17*	Compensatory Arrangements with Executive Officers				X
10	.18*†	2005 Executive Officer Incentive Bonus Plan				X
10	.19*	Form of Amendment No. 1 to Stock Option Agreement between Registrant and each of the officers identified in this exhibit	10-Q	11/13/02	10.01

			Incorporated by Reference

						Filed
Number		Exhibit Title	Form	Date	Number	Herewith

10	.20*	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between Registrant and each of the officers identified in the exhibit	10-Q	08/13/03	10.01
10	.21*	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between Martin W. Brauns	10-Q	08/13/03	10.02
10	.22††	Preferred Stock Warrant to Purchase Shares of Series E Preferred Stock of Registrant	S-1	09/03/99	10.25
10.23		Ariba Plaza Sublease dated June 28, 2001 between Registrant and Ariba, Inc.	10-Q	08/14/01	10.01
10.24		Amended and Restated Ariba Plaza Sublease dated August 6, 2001 between Registrant and Ariba, Inc.	10-Q	11/14/01	10.01
10.25		Amended and Restated First Amendment to Amended and Restated Sublease dated May 6, 2001 between Registrant and Ariba, Inc.	10-Q	11/08/04	10.01
10.26		Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	(1)	(1)	(1)
10.27		First Amendment to Lease dated November 12, 2003 between iManage, Inc. and 303 Wacker Realty LLC				X
10.28		Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002	(2)	(2)	(2)
10.29		Revolving Line of Credit Note dated August 2, 2001, between Registrant and Wells Fargo Bank	10-Q	08/14/01	10.02
10.30		Amendment to Line of Credit Agreement dated June 1, 2004 between Registrant and Wells Fargo Bank	10-Q	11/08/04	10.02
21.01		Subsidiaries of the Registrant				X
23.01		Consent of Independent Registered Public Accounting Firm				X
31.01		Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer				X
31.02		Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer				X
32.01		Section 1350 certification of Chief Executive Officer				X
32.02		Section 1350 certification of the Chief Financial Officer				X

(1)	Incorporated by reference to Exhibit 10.18 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 26, 2003.

(2)	Incorporated by reference to Exhibit 10.13 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 29, 2002.

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

††	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.