Form 10-Q
period 2005-03-31
INTERWOVEN INC
filed 2005-05-10
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Yes ☑	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☑	No ☐

As of April 29, 2005, there were approximately 41,314,000 shares of the registrant’s common stock outstanding.

INTERWOVEN, INC.

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INTERWOVEN, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$58,647	$22,466
Short-term investments	82,456	111,291
Accounts receivable, net	23,523	28,292
Prepaid expenses and other current assets	8,480	8,450

Total current assets	173,106	170,499
Property and equipment, net	5,590	5,831
Goodwill, net	185,464	185,464
Other intangible assets, net	26,454	30,035
Other assets	1,947	1,947

Total assets	$392,561	$393,776

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,623	$5,568
Accrued liabilities	19,171	20,370
Restructuring and excess facilities accrual	8,197	8,966
Deferred revenues	51,633	50,121

Total current liabilities	84,624	85,025
Accrued liabilities	3,194	3,413
Restructuring and excess facilities accrual	14,935	16,716

Total liabilities	102,753	105,154

Commitments and contingencies

Stockholders’ equity:
Common stock	41	41
Additional paid-in capital	698,791	697,860
Deferred stock-based compensation	(1,534)	(2,067)
Accumulated other comprehensive loss	(234)	(205)
Accumulated deficit	(407,256)	(407,007)

Total stockholders’ equity	289,808	288,622

Total liabilities and stockholders’ equity	$392,561	$393,776

(1) Derived from audited consolidated financial statements

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
License	$16,417	$16,676
Support and service	26,068	20,718

Total revenues	42,485	37,394

Cost of revenues:
License	3,488	3,159
Support and service	10,001	9,438

Total cost of revenues	13,489	12,597

Gross profit	28,996	24,797

Operating expenses:
Sales and marketing	17,119	17,728
Research and development	8,087	7,574
General and administrative	3,416	2,937
Amortization of stock-based compensation	510	2,605
Amortization of intangible assets	856	1,207
Restructuring and excess facilities charges (recoveries)	(330)	—

Total operating expenses	29,658	32,051

Loss from operations	(662)	(7,254)
Interest income and other, net	713	513

Income (loss) before provision for income taxes	51	(6,741)
Provision for income taxes	300	243

Net loss	$(249)	$(6,984)

Basic and diluted net loss per common share	$(0.01)	$(0.17)

Shares used in computing basic and diluted net loss per common share	41,137	40,137

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(249)	$(6,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	919	1,225
Amortization of stock-based compensation	510	2,605
Amortization of intangible assets and purchased technology	3,581	3,797
Change in allowance for doubtful accounts and sales returns	(55)	(326)
Changes in operating assets and liabilities:
Accounts receivable	4,824	8,597
Prepaid expenses and other assets	(30)	(1,830)
Accounts payable and accrued liabilities	(1,363)	(4,830)
Restructuring and excess facilities accrual	(2,550)	(4,880)
Deferred revenues	1,512	3,952

Net cash provided by operating activities	7,099	1,326

Cash flows from investing activities:
Purchases of property and equipment	(678)	(877)
Purchases of investments	(45,756)	(18,843)
Maturities and sales of investments	74,363	18,657

Net cash provided by (used in) investing activities	27,929	(1,063)

Cash flows from financing activities:
Payment of bank borrowings	—	(309)
Net proceeds from issuance of common stock	954	2,382

Net cash provided by financing activities	954	2,073

Effect of exchange rates	199	(52)

Net increase in cash and cash equivalents	36,181	2,284
Cash and cash equivalents at beginning of period	22,466	30,061

Cash and cash equivalents at end of period	$58,647	$32,345

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$13
Cash paid for income taxes, net of refunds	$47	$172
Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on short-term investments	$(228)	$9

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

     Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Interwoven, Inc. (“Interwoven” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the entire year or for any other period.

     The consolidated balance sheet as of December 31, 2004 has been derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles. Such disclosures are contained in the Company’s Annual Report on Form 10-K.

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current period presentation.

     Effective January 1, 2004, the Company changed the functional currency of its foreign subsidiaries from the United States Dollar to the local currency due to the increased operations and activity of the foreign subsidiaries associated with the merger with iManage, Inc. (“iManage”). As a result of the merger, the foreign subsidiaries increased resources locally, requiring less support from the domestic parent and incur increased operational costs that are paid in local currency. Accordingly, all assets and liabilities are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company recorded an unrealized gain (loss) due to foreign currency translation of $199,000 and ($52,000) for the three months ended March 31, 2005 and 2004 respectively.

     Use of Estimates

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

     Revenue Recognition

     Revenue consists principally of perpetual software license, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue is recognized in a multiple element arrangement in which company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of support and other services is based on the Company’s customary pricing for such support and services when sold separately. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the fee attributable to the elements initially delivered (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element does not exist, all revenue is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

     Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

     Persuasive evidence of an arrangement exists. The Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, which is signed by both the customer and the Company, or a signed purchase order from the customer and the customer agrees or agreed to a license arrangement with the Company. The Company does not offer product return rights to end users.

     Delivery has occurred. The Company’s software may be delivered either physically or electronically to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the terms of the agreement or when the software is made available to the customer through electronic delivery.

     The fee is fixed or determinable. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the fee becomes due and payable. Fees due under an arrangement are deemed not to be fixed or determinable if a portion of the license fee is beyond the Company’s normal payment terms, which are no greater than 185 days from the date of invoice.

     Collectibility is probable. The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years in business, history of collection for each customer and market acceptance of its products within each geographic sales region. The Company typically sells to customers with whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and, ultimately, its ability to pay. If the Company determines from the outset of an arrangement or based on historical experience in a specific geographic region that collectibility is not probable based upon its review process, revenue is recognized as payments are received and all other criteria for revenue recognition have been met. The Company periodically reviews collection patterns from its geographic locations to ensure that its historical collection results provide a reasonable basis for revenue recognition upon entering into an arrangement. For example, in the first quarter of 2004, the Company determined that it had sufficient evidence from customers in Japan and Singapore to begin recognizing revenue on an accrual basis. In the third quarter of 2004, the Company began recognizing revenue from customers in Spain on an accrual basis. Previously, revenue had been recognized from customers in those countries only when cash was received and all other criteria for revenue recognition were met.

     The Company allocates revenue to each element in software arrangements involving multiple elements based on the relative fair value of each element. The Company’s determination of fair value of each element is based on vendor-specific objective evidence of fair value (“VSOE”). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the support and professional services components including consulting and training services of its perpetual license arrangements. The Company sells its professional services separately and has established VSOE on this basis. VSOE for support is determined based upon the customer’s annual renewal rates for this element. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from support services is recognized ratably over its respective support period. The Company recognizes revenue from time-based licenses ratably over the license terms as the Company does not have VSOE for the undelivered elements in these arrangements.

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

     Support contracts are typically priced based on a percentage of license fees and have a one-year term. Services provided to customers under support contracts include technical support and unspecified product upgrades. Revenues from support contracts are recognized ratably over the term of the agreement.

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

     The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, market auction rate preferred and United States government agency securities. Realized gains and losses are calculated using the specific identification method. There were no realized gains (losses) for the three months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005 and 2004, unrealized gains (losses) totaled ($228,000) and $9,000, respectively. Unrealized gains and losses are included as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.

     At December 31, 2004, the Company began to classify investments in auction-rate securities as short-term investments. These investments were included in cash equivalents in previous years and such amounts have been reclassified for all periods presented in the accompanying financial statements to conform to the current year classification. This change in classification had no effect on the amounts of total current assets, total assets, net loss or cash flows from operations of the Company.

     Allowance for Doubtful Accounts

     The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2005 and December 31, 2004, the Company’s allowance for doubtful accounts was $938,000 and $961,000, respectively.

     Allowance for Sales Returns

     The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The Company analyzes its revenue transactions, customer software installation patterns, historical return patterns, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At March 31, 2005 and December 31, 2004, the Company’s allowance for sales returns was $639,000 and $670,000, respectively.

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

     The Company derived a significant portion of total revenue in the three months ended March 31, 2005 and 2004 from its Web content management and collaborative document management products and services. The Company expects that these products will continue to account for a significant portion of its revenues in future periods.

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

     Financial Instruments

     The Company enters into forward foreign exchange contracts where the counterparty is a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on accounts receivable. Although these contracts are effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended. Any derivative that is either not designated as a hedge or is so designated but is ineffective per SFAS No. 133, is marked to market and recognized in income immediately.

     At March 31, 2005 and December 31, 2004, the notional equivalent of forward foreign currency contracts aggregated $5.5 million and $8.0 million, respectively. The unrealized gains/losses associated with these forward foreign exchange contracts were insignificant. The forward foreign currency contracts aggregating $5.5 million at March 31, 2005 are scheduled to expire in April 2005.

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

     Goodwill and Other Intangible Assets

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. This impairment testing involves a two-step process as follows:

•	Step 1 — The Company compares the fair value of its reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This allocation derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

     Based on the annual impairment tests performed in the third quarter of 2004, the Company determined that the carrying value of its recorded goodwill had not been impaired and no impairment charge was recorded in either year. The Company will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that the Company’s goodwill may be impaired include the Company’s market capitalization declining below its net book value or the Company suffering a sustained decline in its stock price. A significant impairment could have a material adverse effect on the Company’s financial position and results of operations.

     Impairment of Long-Lived Assets

     The Company accounts for the impairment and disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less estimated selling costs, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

     Software Development Costs

     Costs incurred in the research and development of new software products to be sold are expensed as incurred until technological feasibility has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. Once a new product is ready for general release, costs are no longer capitalized. Costs incurred between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, the Company has charged all software development costs to research and development expense in the period incurred.

     Restructuring and Related Expenses

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring) and EITF Issue No. 88-10, Costs Associated with Lease

Modification or Termination. The Company adopted SFAS No. 146 effective January 1, 2003; therefore, the restructuring activities initiated on or after January 1, 2003 were accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 did not impact the Company’s restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF No. 94-3 and EITF No. 88-10 and other applicable pre-existing guidance.

     SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. The Company estimated the fair value of its lease obligations included in its 2003 and later restructuring activities based on the present value of the remaining lease obligation, operating costs and other associated costs, less estimated sublease income.

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

     The Company accounted for costs associated with lease termination and/or abandonment prior to the adoption of SFAS No. 146 in accordance with EITF No. 88-10. Accordingly, the Company recorded the costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit to the Company. Under EITF No. 88-10, the liability associated with lease termination and/or abandonment represents the sum of the total remaining lease costs and related exit costs, less probable sublease income. Accordingly, the Company has not reduced the obligations incurred in 2002 to their net present value.

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

     Stock-based Compensation

     At March 31, 2005, the Company had six stock-based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The resulting stock-based compensation is amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach is consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued at the end of each reporting period until vested.

     Pro Forma Net Loss and Net Loss per Share

     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net loss:
As reported	$(249)	$(6,984)
Stock-based employee compensation included in net loss as reported, net of related tax*	510	2,605
Stock-based employee compensation using the fair value method, net of related tax*	(3,639)	(5,127)

Pro forma	$(3,378)	$(9,506)

Basic and diluted net loss per common share:
As reported	$(0.01)	$(0.17)
Pro forma	$(0.08)	$(0.24)

*The tax effects on stock based compensation have been fully reserved by way of a valuation allowance.

     The estimated weighted average fair values of options granted under the stock option plans during the three months ended March 31, 2005 and 2004 were $4.21 and $9.37 per share, respectively. The weighted average fair values of stock purchase shares for the three months ended March 31, 2005 and 2004 were $1.45 and $2.35, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2005	2004
Expected lives from vest date of option (in years)	0.75 year	1.0 year
Risk-free interest rate	3.2%-4.2%	3.0%
Dividend yield	0.0%	0.0%
Volatility	52.7%-70.9%	113.8%

     The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2005	2004
Expected lives from vest date of ESPP (in years)	2.0 year	0.5 year
Risk-free interest rate	1.0%-2.6%	1.3%
Dividend yield	0.0%	0.0%
Volatility	45.0%-83.2%	56.82%

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

     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(249)	$(6,984)

Shares used in computing basic and diluted net loss per common share	41,137	40,137

Basic and diluted net loss per common share	$(0.01)	$(0.17)

     For the three months ended March 31, 2005 and 2004, 10.7 million and 10.3 million stock options, respectively, were anti-dilutive and excluded from the diluted net loss per share calculation due to the Company’s net loss in this three-month period.

Note 3. Comprehensive Loss

     Other comprehensive income (loss) refers to gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from operations.

     For the three months ended March 31, 2005 and 2004, the components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(249)	$(6,984)
Other comprehensive income (loss):
Translation adjustment*	199	(52)
Unrealized gain (loss) on available-for-sale investments*	(228)	9

Comprehensive loss	$(278)	$(7,027)

     Accumulated other comprehensive income (loss) as of March 31, 2005 and December 31, 2004 consisted of the following (in thousands):

	March 31,	December 31,
	2005	2004
Unrealized loss on available-for-sale investments*	$(467)	$(239)
Cumulative translation adjustment*	233	34

	$(234)	$(205)

*The tax effect on translation adjustment and unrealized gain (loss) has not been significant.

Note 4. Mergers and Acquisitions

     In August 2004, the Company acquired certain assets and assumed certain liabilities of Software Intelligence, Inc. (“Software Intelligence”), a provider of records management systems. The aggregate purchase price of this acquisition was $1.6 million, which included issuance of 118,042 shares of the Company’s common stock with an estimated fair value of $782,000, assumed liabilities of $693,000 and transaction costs of $156,000. The purchase price may increase by up to $200,000 if specific software license revenue goals are achieved during a period that ends on December 31, 2005 with such purchase price increase payable in shares of common stock. The allocation of the purchase price for this acquisition included purchased technology of $1.2 million, customer list of $303,000 and goodwill of $215,000 less the fair value of assumed liabilities of $84,000. The results of operations of Software Intelligence have been included in the consolidated results of operations of the Company since August 12, 2004.

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

     In June 2003, the Company acquired MediaBin, Inc. (“MediaBin”). MediaBin developed standards-based enterprise brand management solutions to help companies manage, produce, share and deliver volumes of digital assets, such as product photographs, advertisements, brochures, presentations, video clips and other marketing collateral. The aggregate purchase price of the acquisition was $12.9 million, which included cash of $4.2 million, issuance of 700,000 shares of common stock with an estimated fair value of $6.4 million, assumed stock options with a fair value of $683,000, estimated employee severance costs of $775,000 and transaction costs of $899,000. The results of operations of MediaBin have been included in the consolidated results of operations of the Company since June 27, 2003.

Note 5. Stock-Based Compensation

     The amortization of stock-based compensation relates to the following items in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Cost of support and service revenues	$28	$121
Sales and marketing	209	990
Research and development	81	390
General and administrative	192	1,104

	$510	$2,605

     Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

Note 6. Goodwill and Intangible Assets

     The carrying amounts of the goodwill and other intangible assets as of March 31, 2005 and December 31, 2004 are as follows (in thousands):

	March 31, 2005			December 31, 2004
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$34,971	$(18,777)	$16,194	$34,971	$(16,344)	$18,627
Patents and patent applications	4,506	(2,056)	2,450	4,506	(1,690)	2,816
Customer list	11,581	(3,945)	7,636	11,581	(3,221)	8,360
Acquired workforce	464	(290)	174	464	(232)	232
Non-compete agreements	6,929	(6,929)	—	6,929	(6,929)	—

Other intangible assets	58,451	(31,997)	26,454	58,451	(28,416)	30,035
Goodwill	367,035	(181,571)	185,464	367,035	(181,571)	185,464

	$425,486	$(213,568)	$211,918	$425,486	$(209,987)	$215,499

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The aggregate amortization expense of intangible assets was $3.6 million and $3.8 million for three months ended March 31, 2005 and 2004, respectively. Of the $3.6 million amortization of intangible assets recorded in the three months ended March 31, 2005, $856,000 was recorded in operating expenses and $2.7 million was recorded in cost of revenues. Of the $3.8 million amortization of intangible assets recorded in the three months ended March 31, 2004, $1.2 million was recorded in operating expenses and $2.6 million was recorded in cost of license revenues. Based on the intangible assets balance as of March 31, 2005, the Company expects amortization of intangible assets recorded as operating expenses to be $2.3 million in the remaining nine months of 2005, $2.9 million in 2006, $2.5 million in 2007 and $47,000 in 2008, as well as the amortization of purchased technology classified as a cost of license revenues to be $8.2 million in the remaining nine months in 2005, $9.7 million in 2006 and $762,000 in 2007.

     There were no changes in the carrying amount of goodwill for the three months ended March 31, 2005.

Note 7. Restructuring and Excess Facilities

     The Company implemented a series of restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

     Workforce Reductions

     In 2004, the Company implemented a restructuring plan in certain of its European locations, and within its professional services organization to better align its expenses with expected future revenues. These actions resulted in the termination of 28 employees and, as a result, the Company recorded a charge of $1.7 million associated with these workforce reductions. The employee terminations were substantially completed by December 31, 2004. At the end of the three months ended March 31, 2005, certain outstanding matters associated with these terminations were resolved and, accordingly, the Company reversed $333,000 of the recorded restructuring accrual related to litigation exposure and expected legal costs. At March 31, 2005, $84,000 remained accrued for restructuring obligations.

     Excess Facilities

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

     At March 31, 2005, the Company had $23.0 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $3.2 million. The facilities costs were estimated as of March 31, 2005. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. Those facilities that are not subleased are being marketed for sublease and are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges that could materially affect the Company’s consolidated financial condition and results of operations.

     The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting expected future lease payments, associated with these charges (in thousands):

	Work Force	Excess
Years Ending December 31,	Reduction	Facilities	Total
2005 (remaining nine months)	$84	$6,374	$6,458
2006	—	7,495	7,495
2007	—	5,875	5,875
2008	—	1,612	1,612
2009	—	1,196	1,196
Thereafter	—	976	976

	84	23,528	23,612
Present value discount of future lease payments	—	(480)	(480)

	$84	$23,048	$23,132

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

		Non-Cancelable
		Lease
	Workforce	Commitments
	Cost	and Other	Total
Balance at December 31, 2004	$656	$25,026	$25,682
Restructuring and excess facilities charges (recoveries)	(333)	3	(330)
Cash payments	(239)	(1,981)	(2,220)

Balance at March 31, 2005	$84	$23,048	$23,132

Note 8. Borrowings

     The Company entered into a line of credit agreement in August 2001 with a financial institution, which was subsequently amended in June 2004. The amended line of credit provides for borrowings up to $16.0 million. Borrowings under the line of credit agreement are secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate (5.75% at March 31, 2005) or 1.5% above LIBOR in effect on the first day of the term. The line of credit expires in July 2005 and is primarily used as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At December 31, 2004 and March 31, 2005, there were no borrowings under this line of credit agreement.

     Interest expense was $1,000 and $9,000 for the three months ended March 31, 2005 and 2004, respectively. Cash paid for interest was none and $13,000 for the three months ended March 31, 2005 and 2004.

Note 9. Guarantees

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

     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party – generally, the Company’s business partners, subsidiaries and/or customers, in connection with any United States patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products or services. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and does not expect the liability to be material.

     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of December 31, 2004 and March 31, 2005, the liability for product or service warranties was none.

     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for other acts, such as personal property damage, of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at December 31, 2004 and March 31, 2005.

Note 10. Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including the issuance of stock options and other stock-based compensation to employees. Companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective for the first annual reporting period after June 15, 2005 and applies to all awards granted after the effective date and to awards modified, repurchased or canceled after that date. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current proforma disclosures under SFAS No. 123, the Company is currently assessing the impact of adopting SFAS No. 123R. The Company expects the adoption of SFAS No. 123R to have a significant adverse impact on its consolidated statements of operations .

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provision of SFAS No. 153 is effective in periods beginning after June 15, 2005. The Company does not believe that the adoption of the provisions of SFAS No. 153 will have a material impact on the Company’s consolidated financial statements as the Company has not had any material nonmonetary exchange transactions.

     In December 2004, the FASB issued FASB Staff Position (“FAS”) No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (“AJCA”) introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.

     In December 2004, the FASB issued FASB Staff Position (“FAS”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a United States taxpayer (repatriation provision), provided certain criteria are met. FAS No. 109-2 provides accounting and disclosure guidance for the repatriation provision. Although FAS No. 109-2 is effective immediately, the Company does not expect to be able to complete its evaluation of the repatriation provision until after the United States Congress or the Treasury Department provides additional clarifying language on key elements of the provision.

     In March 2004, the EITF issued EITF No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which provided new guidance for assessing impairment losses on investments. Additionally, EITF No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF No. 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company is evaluating the impact of EITF No. 03-1 once final guidance is issued.

Note 11. Contingencies

     In 2001, Interwoven and certain of its officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were named against iManage, its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for the Company’s October 8, 1999 initial public offering and January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against Interwoven and iManage and certain officers and directors of Interwoven and iManage. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of Interwoven’s and iManage’s respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and Interwoven and iManage, together with the other issuers named there under and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, the respective insurance carriers of Interwoven and iManage have agreed to assume Interwoven’s and iManage’s entire payment obligation under the terms of the settlement. This settlement has been preliminarily approved by the District Court and will be presented to members of the putative plaintiff classes in the coming months. The Company cannot be reasonably assured, however, that the settlement will be approved by the putative plaintiff classes or finally approved the District Court.

     On August 6, 2004, Advanced Software, Inc. (“Advanced Software”) filed suit against the Company in the United States District Court for the Northern District of California alleging that its TeamSite software infringes Advanced Software’s United States Patent No. Re. 35,861. Advanced Software seeks damages in an unspecified amount. The Company believes that the claim is without merit and intends to vigorously contest this matter. Although the Company cannot currently estimate whether there will be a loss, or the size of any loss, a litigation outcome unfavorable to the Company could have a material impact on the Company’s consolidated financial position and results of operation. In addition, intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend, cause the Company to cease making, licensing or using products that incorporate the challenged intellectual property, require the Company to redesign or reengineer its products, if feasible, divert management’s attention or resources, or cause product delays, or require the Company to enter into royalty or licensing agreements to obtain the right to use a necessary product, component or process; any of which could have a material impact on the Company’s consolidated financial condition and results of operation. Discovery is still in its preliminary stages. Trial has been set for April 17, 2006.

     In addition to the matters mentioned above, the Company has been named as a defendant in other threatened legal action and employment-related lawsuits that arose in the normal course of business. In the opinion of management, the resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or its financial position. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s results of operations, cash flows or financial position in a particular period.

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

     The following table presents geographic information (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Revenues:
United States	$27,290	$24,891
International	15,195	12,503

	$42,485	$37,394

	March 31,	December 31,
	2005	2004
Long-lived assets (excluding goodwill):
United States	$31,154	$35,248
International	890	618

	$32,044	$35,866

     The Company’s revenues are derived from software licenses, consulting and training services and customer support. It is impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
License	$16,417	$16,676
Customer support	18,319	14,357
Consulting	6,572	5,539
Training	1,177	822

	$42,485	$37,394

     No customer accounted for more than 10% of the total revenues for the three months ended March 31, 2005 and 2004. At March 31, 2005 and 2004, no single customer accounted for more than 10% of the outstanding accounts receivable.

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

Overview

     Incorporated in March 1995, we provide enterprise content management software and services that enable businesses to create, review, manage, distribute and archive business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code, across the enterprise and its value chain of customers, partners and suppliers. Our ECM platform consists of integrated software product offerings, delivering customers end-to-end content lifecycle management including collaboration, e-mail management, imaging, digital asset management, Web content management, document management and records management. Customers have deployed our products for business initiatives such as Web content management, intranet management, marketing content management, collaborative portals, records management, deal management, matter-centric collaboration and content provisioning. To date, more than 3,200 enterprises, law firms and professional services organizations worldwide have licensed our software products. We market and license our software products and services primarily through a direct sales force and augment our sales, marketing and service efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. Our revenues to date have been derived primarily from accounts in the United States of America; revenues from outside of the United States of America accounted for 36% and 33% of our total revenues in the three months ended March 31, 2005 and 2004. We had 707 employees as of March 31, 2005.

Results of Operations

     Over the last several years, our business was impacted by a decline in customer spending on information technology initiatives both domestically and internationally and the information technology spending environment has remained weak. Our revenues were further affected by a shift away from spending on public-facing Web applications, such as our TeamSite product, to internal productivity enhancing applications. In response, we initiated and completed a series of strategic actions designed to expand our product offerings. During 2003, we acquired MediaBin and iManage to extend our product offerings into digital asset management and collaborative document management, thereby creating product offerings that we believe address a larger market opportunity. These business combinations also allowed us to achieve some economies of scale in our sales, marketing, development and administrative functions. We also completed a series of restructuring actions to help align our cost structure with expected revenues. These restructuring actions included staff reductions in all functional areas of our business, decreases in marketing and promotional spending and the abandonment of certain facilities in excess of current and expected future needs.

Revenues

     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2005	2004	Change
License	$16,417	$16,676	(2)%
Percentage of total revenues	39%	45%
Support and service	26,068	20,718	26%
Percentage of total revenues	61%	55%

	$42,485	$37,394	14%

     Total revenues increased 14% to $42.5 million for the three months ended March 31, 2005 from $37.4 million for the three months ended March 31, 2004. We believe that the increase in revenues was attributable to higher revenues from customer support, consulting services and training services. Our average selling prices were $151,000 and $157,000 for the three months ended March 31, 2005 and 2004, respectively, for transactions in excess of $50,000 in aggregate license revenues. Sales outside of the United States of America represented 36% and 33% of our total revenues for the three months ended March 31, 2005 and 2004, respectively. We believe that reduced spending on information technology initiatives may continue to adversely affect our business for the foreseeable future and, to the extent that any improvement occurs, such an improvement may not be sustained.

     License. License revenues decreased 2% to $16.4 million for the three months ended March 31, 2005 from $16.7 million for the three months ended March 31, 2004. License revenues represented 39% and 45% of total revenues for both the three months ended March 31, 2005 and 2004, respectively. We believe that the decrease in license revenues for the three months ended March 31, 2005 was attributable to lower license revenues from customers in Europe.

     Support and Service. Support and service revenues increased 26% to $26.1 million for the three months ended March 31, 2005 from $20.7 million for the three months ended March 31, 2004. The increase in support and service revenues was the result of a $4.0 million increase in customer support revenues from a larger installed base of customers and customer follow-on orders, a $1.0 million increase in consulting services revenues and a $355,000 increase in training services revenues, Support and service revenues accounted for 61% and 55% of total revenues for the three months ended March 31, 2005 and 2004, respectively.

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

Cost of Revenues

     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2005	2004	Change
License	$3,488	$3,159	10%
Percentage of total revenues	8%	8%
Percentage of license revenues	21%	19%
Support and service	10,001	9,438	6%
Percentage of total revenues	24%	25%
Percentage of support and service revenues	38%	46%

	$13,489	$12,597	7%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 8% of total revenues for the three months ended March 31, 2005 and 2004, respectively. The increase in cost of license revenues in absolute dollars in the three months ended March 31, 2005 from the same period in 2004 was attributable to a $136,000 increase in amortization of purchased technology and $204,000 in higher royalties to third parties.

     Based only on acquisitions completed through March 31, 2005, we expect the amortization of purchased technology classified as a cost of license revenues to be $8.2 million for the remaining nine months of 2005, $9.7 million in 2006 and $762,000 in 2007. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded with our software are under fixed-fee arrangements.

     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with furnishing product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 6% to $10.0 million in the three months ended March 31, 2005 from $9.4 million in the same period in 2004. The increase in cost of support and service revenues in the three months ended March 31, 2005 from the same period in 2004 was due primarily to higher subcontractor fees of $742,000 as a result of the increased usage of outside consulting firms to supplement our current services capacity offset in part by lower facilities costs. Cost of support and service revenues represented 38% and 46% of support and service revenues in the three months ended March 31, 2005 and 2004, respectively. The decrease in cost of support and service revenues as a percentage of its related revenues was primarily attributable to an increase in support revenues as a percentage of total support and service revenues, as support revenues generally have higher gross margins than consulting services and training. Support and service headcount was 186 and 176 at March 31, 2005 and 2004, respectively. The increase in headcount was due primarily to more support personnel.

     Since our support and service revenues have lower gross margins than our license revenues, our overall gross margins typically decline if our support and service revenues increase as a percent of total revenues. We expect cost of support and service revenues as a percentage of support and service revenues to vary from period to period, depending in part on the percentage of services performed by our in-house staff or subcontractors.

Operating Expenses

     Sales and Marketing

     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2005	2004	Change
Sales and marketing	$17,119	$17,728	(3)%
Percentage of total revenues	40%	47%

     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses decreased 3% to $17.1 million for the three months ended March 31, 2005 from $17.7 million for the three months ended March 31, 2004. The decrease in sales and marketing expenses in the three months ended March 31, 2005 from the same period in 2004 was due primarily to a $420,000 decrease in personnel related costs and lower travel expense of $313,000. Sales and marketing expenses represented 40% and 47% as a percentage of total revenues in the three months ended March 31, 2005 and 2004, respectively. The decline in sales and marketing expenses as a percentage of total revenues is due to increased revenues, as well as the realization of cost savings associated with our business combinations. Sales and marketing headcount was 232 and 245 at March 31, 2005 and 2004, respectively.

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

     Research and Development

     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2005	2004	Change
Research and development	$8,087	$7,574	7%
Percentage of total revenues	19%	20%

     Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased 7% to $8.1 million in the three months ended March 31, 2005 from $7.6 million for the three months ended March 31, 2004. The increase was primarily due to higher third party contractor fees of $214,000, a $165,000 increase in personnel costs and a $114,000 increase in recruiting expense. As a percentage of total revenues, research and development expenses were 19% and 20% in the three months ended March 31, 2005 and 2004, respectively. The decline in research and development expenses as a percentage of total revenues is due to increased revenues. Research and development headcount was 205 and 188 at March 31, 2005 and 2004, respectively. The increase in headcount was due to staffing of our development operation in Bangalore, India. We expect research and development expenses in 2005 will decline slightly as a percentage of total revenues when compared to 2004 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.

     General and Administrative

     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended March 31,
	2005	2004	Change
General and administrative	$3,416	$2,937	16%
Percentage of total revenues	8%	8%

     General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology, as well as costs associated with being a public company including listing fees, directors and officers insurance and audit fees. General and administrative expenses increased 16% to $3.4 million for the three months ended March 31, 2005 from $2.9 million in the three months ended March 31, 2004. The increase was primarily due to a $143,000 increase in third-party contractor fees and a $127,000 increase in professional fees, largely associated with our implementation of the Sarbanes-Oxley Act requirements. As a percentage of total revenues, general and administrative expenses were 8% for the three months ended March 31, 2005 and 2004, respectively. General and administrative headcount was 84 and 83 at March 31, 2005 and 2004, respectively. We expect general and administrative expenses to decline slightly as a percentage of total revenues in 2005 when compared to 2004 due to continued cost control efforts and economies of scale.

     Amortization of Stock-Based Compensation

     The following sets forth, for the periods indicated, our amortization of stock-based compensation (in thousands, except percentages):

	Three Months Ended March 31,
	2005	2004	Change
Amortization of stock-based compensation	$510	$2,605	(80)%
Percentage of total revenues	1%	7%

     We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering, for a stock option grant made to our Chief Executive Officer at an exercise price below the fair market value of our common stock on the date of grant and in connection with stock options granted and assumed in our business combinations. Amortization of stock-based compensation was $510,000 and $2.6 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in amortization of stock-based compensation was primarily attributable to the use of the accelerated method of amortizing deferred stock-based compensation expense, as prescribed by Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25), which has resulted in greater recognition of amortization expense in the beginning of the vesting period for such options. Amortization expense for the three months ended March 31, 2005 was reduced by $2.1 million from the same period ended in 2004. Based on deferred stock-based compensation recorded through March 31, 2005, we expect the amortization of deferred stock-based compensation to be $981,000 in the remaining nine months in 2005, $486,000 in 2006 and $67,000 in 2007.

     Amortization of stock-based compensation related to the following expense categories in the accompanying consolidated statements of operations for 2005 and 2004, respectively (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Cost of support and services revenues	$28	$121
Sales and marketing	209	990
Research and development	81	390
General and administrative	192	1,104

	$510	$2,605

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including the issuance of stock options and other stock-based compensation to employees. Companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective for the first annual reporting period after June 15, 2005 and applies to all awards granted after the effective date and to awards modified, repurchased or canceled after that date. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current proforma disclosures under SFAS No. 123, we are currently assessing the impact of adopting SFAS No. 123R. As we have 10.7 million stock options outstanding at March 31, 2005, we expect the adoption to have a significant adverse impact on our consolidated statements of operations.

     Amortization of Intangible Assets

     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended March 31,
	2005	2004	Change
Amortization of intangible assets	$856	$1,207	29%
Percentage of total revenues	2%	3%

     Amortization of intangible assets was $856,000 and $1.2 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in amortization of intangible assets was due to certain intangible assets becoming fully amortized. Based on the intangible assets balance as of March 31, 2005, we expect amortization of intangible assets to be $2.3 million in the remaining nine months of 2005, $2.9 million in 2006, $2.5 million in 2007 and $47,000 in 2008. We may incur additional amortization expense beyond these expected future levels to the extent we make additional acquisitions.

     Restructuring and Excess Facilities Charges

     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended March 31,
	2005	2004	Change
Restructuring and excess facilities charges	$(330)	$—	*	%
Percentage of total revenues	(1)%	—%

* percent not meaningful

     At the end of the three months ended March 31, 2005, certain outstanding matters associated with the termination of certain European employees in 2004 were resolved. As a result, we reversed $333,000 of the recorded restructuring accrual related to litigation exposure and expected legal costs. We also recorded $3,000 for the three months ended March 31, 2005 associated with the accretion of discount associated with facilities leases recorded under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

     The previously recorded charges for excess facilities were based on the payments due over the remainder of the lease term and estimated operating costs offset by our estimate of future sublease income. Accordingly, our estimate of excess facilities costs may differ from actual results and such differences may result in additional charges or credits that could materially affect our consolidated financial condition and results of operations.

Interest Income and Other, Net

     The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended March 31,
	2005	2004	Change
Interest income and other, net	$713	$513	39%
Percentage of total revenues	2%	1%

     Interest income and other is composed of interest earned on our cash, cash equivalents and investments, foreign exchange transaction gains and losses. Interest income and other increased $200,000, or 39%, to $713,000 for the three months ended March 31, 2005 from $513,000 for the three months ended March 31, 2004. The increase was due to higher interest rates on our cash and investments.

Provision for Income Taxes

     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended March 31,
	2005	2004	Change
Provision for income taxes	$300	$243	23%
Percentage of total revenues	1%	1%

     The provision for income taxes recorded for the three months ended March 31, 2005 and 2004 related principally to state and foreign taxes. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. Currently, it is determined that it is not likely that the assets will be realized. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

	March 31,
	2005	2004	Change
Cash, cash equivalents and short-term investments	$141,103	$142,966	(1)%
Working capital	$88,482	$94,017	(6)%
Stockholders’ equity	$289,808	$298,894	(3)%

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

     A number of non-cash items were charged to expense and increased our net loss for the three months ended March 31, 2005 and 2004, respectively. These items include depreciation and amortization of property and equipment, intangible assets and deferred stock-based compensation. The extent to which these non-cash items increase or decrease in amount and increase or decrease our future operating results will have no corresponding impact on our operating cash flows.

     Cash provided by operating activities for the three months ended March 31, 2005 was $7.1 million, representing an improvement of $5.8 million from the same period in 2004. This improvement primarily resulted from our smaller net loss, adjustments for non-cash expenses and payments to reduce our restructuring and excess facilities accrual offset by cash collections against accounts receivable and an increase in deferred revenues. Payments made to reduce our excess facilities obligations totaled $2.0 million. Our days sales outstanding in accounts receivable (“days outstanding”) decreased from 60 days at December 31, 2004 to 50 days at March 31, 2005. Deferred revenues increased primarily due to increased customer support contracts.

     Cash provided by operating activities for the three months ended March 31, 2004 was $1.3 million. This was primarily the result of cash consumed to fund our net loss, adjusted for non-cash expenses and payments against accounts payable and accrued liabilities. The cash used in operating activities was more than offset by a decrease in accounts receivable and an increase in deferred revenues. Our days outstanding increased to 62 days at March 31, 2004. Deferred revenues increased due to increased renewals of customer support contracts. We also made payments to reduce our restructuring and excess facilities liabilities.

     We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

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

     Bank Borrowings. We have a $16.0 million line of credit available to us at March 31, 2005, which is secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under our line of credit. This line of credit agreement expires in July 2005 and is primarily used as collateral for letters of credit required by our facilities leases. There were no outstanding borrowings under this line of credit as of March 31, 2005. We currently expect that we will renew this line of credit prior to its expiration.

     Facilities. We lease our facilities under operating lease agreements that expire at various dates through 2016. As of March 31, 2005, minimum cash payments due under our operating lease obligations totaled $49.6 million. The following presents our prospective future lease payments under these agreements as of March 31, 2005 excluding our estimate of potential sublease income (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments
2005 (remaining nine months)	$6,817	$5,852	$12,669
2006	8,349	7,332	15,681
2007	4,932	5,498	10,430
2008	736	1,991	2,727
2009	691	1,258	1,949
Thereafter	5,091	1,049	6,140

	$26,616	$22,980	$49,596

     Of these future minimum lease payments, we have accrued $23.0 million in the restructuring and excess facilities accrual at March 31, 2005. This accrual, in addition to minimum lease payments of $22.9 million, includes estimated operating expenses of $3.7 million, excludes estimated sublease income of $3.2 million and is net of the present value impact of $480,000 recorded in accordance with SFAS No. 146. In relation to our excess facilities, we may decide to negotiate and enter into lease termination agreements, if and when the circumstances are appropriate. These lease termination agreements would likely require a significant amount of future lease payments to be paid at the time of execution of the agreement, but would release us from future lease payment obligations for the abandoned facility. The timing of a lease termination agreement and the corresponding payment would affect our cash flows in the period of payment.

     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At March 31, 2005, we had $12.1 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments.

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

Critical Accounting Policies

     In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our condensed consolidated financial statements, areas that are particularly significant include:

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

     Allowance for Doubtful Accounts. We make estimates as to the overall collectibility of accounts receivable and provide an allowance for accounts receivable considered uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, our allowance for doubtful accounts consists of specific accounts where we believe collection is not probable and a rate based on our historical experience which is applied to accounts receivable not specifically reserved. At March 31, 2005 and December 31, 2004, our allowance for doubtful accounts balance was $938,000 and $961,000, respectively. These amounts represent 4% and 3% of total accounts receivable at March 31, 2005 and December 31, 2004, respectively. The decrease in the allowance for doubtful accounts reflects the continued improvement of our aged accounts receivable profile.

     Allowance for Sales Returns. From time to time, a customer may return some or all of the software purchased. While our software and reseller agreements do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management analyzes our revenue transactions, customer software installation patterns, historical return patterns, current economic trends and changes in our customer payment terms. At March 31, 2005 and December 31, 2004, our allowance for sales returns was $639,000 and $670,000, respectively.

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

     We accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At March 31, 2005, $84,000 was accrued for future severance and termination benefits payments.

     In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value of expected sublease income over the remainder of the lease term and of related exit costs, if any, we receive appraisals from real estate brokers to aid in our estimate. In addition, during the evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may be impaired. Excluding the facilities that are currently subleased, our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could require additional charges that could materially affect our consolidated financial condition and results of operations. At March 31, 2005, we had $23.0 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $3.2 million. We reassess our excess facilities liability each period based on current real estate market conditions.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. At March 31, 2005, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable.

     Impairment of Goodwill and Long-Lived Assets. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We are required to perform an impairment review of goodwill on at least an annual basis. This impairment review involves a two-step process as follows:

•	Step 1 — We compare the fair value of our reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This allocation derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

     We have determined that we have one reporting unit. We performed and completed our required annual impairment testing in the third quarter of 2004. Upon completing our review, we determined that the carrying value of our recorded goodwill had not been impaired and no impairment charge was recorded. Although we determined in 2004 that our recorded goodwill had not been impaired, changes in the economy, the business in which we operate and our own relative performance may result in goodwill impairment in future periods.

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

     The following table reflects the expected future amortization of intangible assets (in thousands):

	Amortization	Amortization
	of Intangible	of Purchased
Years Ending December 31,	Assets	Technology	Total
2005 (remaining nine months)	$2,346	$8,176	$10,522
2006	2,895	9,706	12,601
2007	2,522	762	3,284
2008	47	—	47

	$7,810	$18,644	$26,454

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

     We have incurred operating losses on a quarterly and annual basis throughout our history. As of March 31, 2005, we had an accumulated deficit of $407.3 million. We must increase our license and support and service revenues to sustain profitable operations and positive cash flows. If our revenues do not grow, we will not maintain profitable operations, which could cause the price of our common stock to decline. In addition, our revenues may decline from prior period levels resulting in greater operating losses and significant negative cash flows, which could cause us to fail and the price of our common stock to decline.

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

     For the three months ended March 31, 2005 and 2004, we believe that a significant portion of our total revenue was derived from our WorkSite and TeamSite products and related services. We expect that these products will continue to account for a significant portion of our revenues in future periods. Accordingly, any decline in the demand for these products will have a material and adverse effect on our consolidated financial condition and results of operations. In the first quarter of 2005, revenues from our TeamSite product were less than anticipated due to weak sales in our European operations.

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

     The period between initial contact with a prospective customer and the licensing of our software applications varies and can range from less than three months to more than twelve months. Additionally, our sales cycle is complex and generally prospective customers consider a number of factors before committing to purchase our application suite. Factors considered by customers when evaluating our software applications include, among other factors, product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if a customer chooses our software products, completion of the associated sales transaction is subject to a number of factors, which makes our quarterly revenues difficult to forecast. These factors include but are not limited to the following:

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

     Over the last several years, our sales cycles continued to be affected by increased organizational review by prospective customers regardless of transaction size. Specifically, we experienced several delayed software license orders at the end of the first quarter of 2005 at levels greater than those experienced in recent prior quarters. A continued lengthening in sales cycles and our inability to predict these trends could result in lower than expected future revenue, which would have an adverse impact on our consolidated operating results and, correspondingly, our stock price.

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

     The enterprise content management market is fragmented, rapidly changing and increasingly competitive. We have experienced and expect to continue to experience increased competition from current and potential competitors. Many of these competitors have greater name recognition, longer operating histories, larger customer bases and significantly greater financial, technical, marketing, sales, distribution and other resources than we have. Our current competitors include:

•	companies addressing needs of the market in which we compete such as EMC Corporation, FileNet Corporation, Hummingbird Ltd., IBM, Microsoft Corporation, Xerox Corporation, Open Text Corporation, Stellent, Inc., Oracle Corporation and Vignette Corporation;

•	intranet and groupware companies, such as IBM, Microsoft Corporation and Novell, Inc.;

•	open source vendors, such as RedHat, Inc., OpenCms and Mambo; and

•	in-house development efforts by our customers and partners.

     We also face potential competition from our strategic partners, or from other companies that may in the future decide to compete in our market. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Groove Networks by Microsoft Corporation, Documentum, Inc. by EMC Corporation, Presence Online Pty Ltd. by IBM, Optika, Inc. by Stellent, Inc., Artesia Technologies, Inc. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.

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

     From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. While we had no transaction in excess of $1 million in the first quarter of 2005, we had three customer license transactions greater than $1 million in 2004. Because it is difficult for us to accurately predict the timing of large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from levels anticipated by us and our stockholders. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.

Economic conditions and significant world events have harmed and could continue to negatively affect our revenues and results of operations.

     Our revenue growth and profitability depend on the overall demand for our enterprise content management software platforms and applications. The decline in customer spending on many kinds of information technology initiatives worldwide, particularly spending on public-facing Web applications, has resulted in and continues to lower our revenues, lengthen our sales cycles, lower our average selling prices and cause our customers to defer or cancel orders. To the extent that information technology spending, particularly spending on public-facing Web applications, does not improve or declines, the demand for our products and services, and therefore our future revenues, will be negatively affected. In addition, many of our customers have also been affected adversely by these economic conditions and, as a result, we may find that collecting on accounts receivable may take longer than we expect or that some accounts receivable will become uncollectible.

     Our consolidated financial results could also be significantly affected by geopolitical concerns and world events, such as wars and terrorist attacks. Our revenues and financial results could be negatively affected to the extent geopolitical concerns continue and similar events occur or are anticipated to occur.

Support and service revenues have represented a large percentage of our total revenues. Our support and service revenues are vulnerable to reduced demand and increased competition.

     Our support and service revenues represented 61% and 55% of total revenues for the three months ended March 31, 2005 and 2004, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Demand for these services is also affected by competition from independent service providers and systems integrators with knowledge of our software products. Since mid-2000, we have experienced increased competition for service engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues may decline and such a decline would have a material and adverse effect on our consolidated financial condition and results of operations.

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

     Further, third parties may claim that our products infringe the intellectual property of their products. In fact, on August 6, 2004, Advanced Software, Inc. filed suit against us in the United States District Court for the Northern District of California alleging that our TeamSite software infringes Advanced Software’s United States Patent No. Re. 35,861. We believe the claim is without merit and intend to vigorously contest this matter. However, this claim or any other claims, with or without merit, could be costly and time-consuming to defend, cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or reengineer our products, if feasible, divert our management’s attention, cause product delays. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to obtain the right to use a necessary product, component or process, or to sell our product. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all, which could harm our business. Any of these consequences could have a material impact on our consolidated financial condition and results of operation.

Because a significant portion of our revenues are influenced by referrals from strategic partners and, in some cases, sold through resellers, our future success depends in part on those partners, but their interests differ from ours.

     Our direct sales force depends on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. About two-thirds of our new license orders for the quarter ended March 31, 2005 were influenced by our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.

     Some systems integrators also engage in joint marketing and sales efforts with us. If our relationships with these parties fail, we will have to devote substantially more resources to the sales and marketing of our software products. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have longer and more established relationships with these systems integrators than we do and, as a result, these systems integrators may be more likely to recommend competitors’ products and services.

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

     We have established offices in various international locations in Europe and Asia Pacific, including a customer support and development operation in Bangalore, India and we derive a significant portion of our revenues from these international locations. For the three months ended March 31, 2005 and 2004, revenues from these international operations constituted approximately 36% and 33% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:

•	difficulties in attracting and retaining staff (particularly sales personnel) and managing foreign operations;

•	the expense of foreign operations and compliance with applicable laws;

•	political and economic instability;

•	the expense of localizing products for sale in various international markets;

•	reduced protection for intellectual property rights in some countries;

•	protectionist laws and business practices that favor local competitors;

•	difficulties in the handling of transactions denominated in foreign currency and the risks associated with foreign currency fluctuations;

•	changes in multiple tax and regulatory requirements;

•	longer sales cycles and collection periods or seasonal reductions in business activity; and

•	economic conditions in international markets.

     Any of these risks could reduce revenues from international locations, or increase our cost of doing business outside of the United States. For example, beginning January 1, 2005, our Vice President of Enterprise Sales in Europe moved to Singapore to assume the role of our Vice President of Enterprise Sales in the Asia Pacific region. We believe the delay in replacing this position in the quarter caused our revenues in Europe to suffer in the first quarter of 2005.

Our workforce reductions may require us to incur severance costs and reduce our facilities commitments, which may cause us to incur expenses or recognize additional financial statement charges.

     Over the last several years, we have significantly reduced our worldwide employee headcount. In connection with our restructuring plans and business combinations, we relocated offices and abandoned facilities in the San Francisco Bay Area; Chicago; New York City; Boston; Austin, Texas and several locations internationally. As a result, we are paying for facilities that we are not using and have no future plans to use. We recorded charges for excess facilities, net of expected sublease income, of $8.1 million, $12.6 million and $30.0 million in the years ended December 31, 2004, 2003 and 2002, respectively. At March 31, 2005, we have an accrual for excess facilities of $23.0 million, which is net of anticipated sublease income of $3.2 million. If the commercial real estate market deteriorates, if our anticipated sublease income is not realized or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of sublease income in the future which may be material to our consolidated financial condition and results of operations.

     We have continued to review our operational performance across our Company and will continue to make cost adjustments to better align our expenses with our expected revenues. For example, in the quarter ended June 30, 2004, we implemented a restructuring plan in certain of our European locations to better align our expenses with future revenue potential. These actions resulted in the termination of 28 employees and a charge of $1.7 million associated with these terminations. We may be required to make further adjustments to our business model to achieve operational efficiency and, as a result, may be required to take additional charges which could be material to our results of operations.

If our products cannot scale to meet the demands of tens of thousands of concurrent users, our targeted customers may not license our software, which will cause our revenues to decline.

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

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of compensation expense in the consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for years beginning after June 15, 2005 and we will be required to adopt this statement in the first quarter of 2006. We are currently assessing the impact of SFAS No. 123R, but as we have 10.7 million stock options outstanding at March 31, 2005, we expect the adoption to have a significant adverse impact on our consolidated statements of operations.

Charges to earnings resulting from the application of the purchase method of accounting and asset impairments may adversely affect the market value of our common stock.

     In accordance with accounting principles generally accepted in the United States of America, we accounted for the acquisitions of MediaBin, iManage and certain assets and liabilities of Software Intelligence using the purchase method of accounting, which resulted in significant charges to earnings in prior periods and, through ongoing amortization, will continue to generate charges that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we allocated the total estimated purchase price of these acquisitions to their net tangible assets, amortizable intangible assets, intangible assets with indefinite lives based on their fair values as of the closing date of these transactions and recorded the excess of the purchase price over those fair values as goodwill. A portion of the estimated purchase price in the iManage and MediaBin acquisitions was also allocated to in-process technology and was expensed in the quarter in which the acquisition was completed. We will incur additional depreciation and amortization expense over the useful lives of certain net tangible and intangible assets acquired and significant stock-based compensation expense in connection with these transactions. These depreciation and amortization charges could have a material impact on our consolidated results of operations.

     At March 31, 2005, we had $185.5 million in goodwill and $26.5 million in net other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of these acquired assets from time to time to determine whether the recorded values have been impaired and should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We performed our required annual impairment test for calendar 2004 in the third quarter and no additional reduction to recorded goodwill was required at that time. We will continue to perform impairment assessments on an interim basis when indicators exist that goodwill or our intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of March 31, 2005 and 2004 (dollars in thousands):

	March 31,
	2005	2004
Cash equivalents and short-term investments	$124,509	$123,724
Average interest rate	2.4%	1.3%

     Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of March 31, 2005, we had net unrealized losses of $228,000 associated with these securities. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.

     At March 31, 2005, we had no outstanding borrowings.

Foreign Currency Risk

     We develop our software products in the United States for sale in the Americas, Europe and Asia Pacific. Our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. A majority of our revenues are denominated in United States Dollars; however, a strengthening of the United States Dollar could make our software products less competitive in foreign markets. We enter into forward foreign currency contracts to manage the exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward foreign currency contracts with notional amounts totaling approximately $5.5 million at March 31, 2005. The forward foreign currency contracts mature in April 2005 and offset certain foreign currency transaction exposures in the Euro, British Pound and Australian Dollar. The fair value of the forward foreign currency contracts at March 31, 2005 was insignificant.

     We have performed a sensitivity analysis as of March 31, 2005 measuring the change in fair value arising from a hypothetical adverse movement in foreign currency exchange rates vis-à-vis the United States Dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by underlying exposures. We used foreign currency exchange rates based on market rates in effect at March 31, 2005. This sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an insignificant impact on the fair values of our foreign exchange derivative financial instruments, net of related exposures.

     We regularly review our foreign currency strategy and may as part of this review determine at any time to change our strategy.

Commodity Price Risk

     We did not hold commodity instruments as of March 31, 2005, have never held such instruments.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

     Regulations under the Securities Exchange Act of 1934 require public companies, including Interwoven, to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation of our disclosure controls and procedures as of the end of the period covered by this report, concluded that as of the date of this evaluation, our disclosure controls and procedures were effective for this purpose.

(b) Changes in Internal Control Over Financial Reporting

     There was no change in our internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

     We are a party to other threatened legal action and employment-related lawsuits arising in the normal course of business activities. In our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations or financial position. However, an unfavorable resolution of a matter could materially affect our consolidated results of operations or financial position in a particular period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

     In September 2001, the Board of Directors approved a program to repurchase up to $25.0 million of our common stock in the open market. At March 31, 2005, $11.3 million remained available under the program to repurchase additional shares. During the three months ended March 31, 2005, we did not repurchase any shares of our common stock.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, County of Santa Clara, State of California, on the 10th day of May 2005.

INTERWOVEN, INC. (Registrant)
By:	/s/ MARTIN W. BRAUNS
Martin W. Brauns
President, Chief Executive Officer and Chairman of the Board of Directors

/s/ JOHN E. CALONICO, JR.
John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2005

Number	Exhibit Title
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.