Form 10-Q
period 2005-06-30
INTERWOVEN INC
filed 2005-08-09
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
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
As of July 29, 2005, there were approximately 41,957,000 shares of the registrant’s common stock outstanding.

INTERWOVEN, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERWOVEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$57,249	$22,466
Short-term investments	86,820	111,291
Accounts receivable, net	25,194	28,292
Prepaid expenses and other current assets	6,480	8,450

Total current assets	175,743	170,499
Property and equipment, net	5,782	5,831
Goodwill, net	185,464	185,464
Other intangible assets, net	22,947	30,035
Other assets	1,947	1,947

Total assets	$391,883	$393,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,536	$5,568
Accrued liabilities	19,032	20,370
Restructuring and excess facilities accrual	7,750	8,966
Deferred revenues	50,831	50,121

Total current liabilities	82,149	85,025
Accrued liabilities	3,078	3,413
Restructuring and excess facilities accrual, less current portion	13,214	16,716

Total liabilities	98,441	105,154

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized; 41,950 and 41,087 shares issued and outstanding, respectively	42	41
Additional paid-in capital	702,045	697,860
Deferred stock-based compensation	(1,074)	(2,067)
Accumulated other comprehensive loss	(249)	(205)
Accumulated deficit	(407,322)	(407,007)

Total stockholders’ equity	293,442	288,622

Total liabilities and stockholders’ equity	$391,883	$393,776

(1)	Derived from audited consolidated financial statements
See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
License	$14,666	$16,502	$31,083	$33,178
Support and service	26,368	22,993	52,436	43,711

Total revenues	41,034	39,495	83,519	76,889

Cost of revenues:
License	3,342	3,318	6,830	6,477
Support and service	10,209	9,500	20,210	18,938

Total cost of revenues	13,551	12,818	27,040	25,415

Gross profit	27,483	26,677	56,479	51,474
Operating expenses:
Sales and marketing	16,624	17,557	33,743	35,285
Research and development	7,781	7,713	15,868	15,287
General and administrative	2,965	3,033	6,381	5,970
Amortization of stock-based compensation	283	806	793	3,411
Amortization of intangible assets	782	1,207	1,638	2,414
Restructuring and excess facilities charges (recoveries)	(303)	11,837	(633)	11,837

Total operating expenses	28,132	42,153	57,790	74,204

Loss from operations	(649)	(15,476)	(1,311)	(22,730)
Interest income and other, net	908	133	1,621	646

Income (loss) before provision for income taxes	259	(15,343)	310	(22,084)
Provision for income taxes	325	243	625	486

Net loss	$(66)	$(15,586)	$(315)	$(22,570)

Basic and diluted net loss per common share	$(0.00)	$(0.39)	$(0.01)	$(0.56)

Shares used in computing basic and diluted net loss per common share	41,635	40,420	41,386	40,278

See accompanying notes to condensed consolidated financial statements

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(315)	$(22,570)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,828	2,311
Amortization of stock-based compensation	793	3,411
Amortization of intangible assets and purchased technology	7,088	7,594
Change in allowances for doubtful accounts and sales returns	(175)	(485)
Changes in operating assets and liabilities:
Accounts receivable	3,273	10,020
Prepaid expenses and other	1,792	(305)
Accounts payable and accrued liabilities	(2,705)	(3,080)
Restructuring and excess facilities accrual	(4,718)	1,293
Deferred revenues	710	2,806

Net cash provided by operating activities	7,571	995

Cash flows from investing activities:
Purchases of property and equipment	(1,779)	(1,557)
Purchases of investments	(67,295)	(33,501)
Maturities and sales of investments	91,842	33,716

Net cash provided by (used in) investing activities	22,768	(1,342)

Cash flows from financing activities:
Payment of bank borrowings	—	(454)
Net proceeds from issuance of common stock	4,386	3,497

Net cash provided by financing activities	4,386	3,043

Effect of exchange rates	58	(248)

Net increase in cash and cash equivalents	34,783	2,448
Cash and cash equivalents at beginning of period	22,466	30,061

Cash and cash equivalents at end of period	$57,249	$32,509

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$29
Cash paid for income taxes, net of refunds	$174	$285

Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on short-term investments	$(102)	$(286)
See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Interwoven, Inc. (“Interwoven” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results for the entire year or for any other period.
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
     All assets and liabilities of the foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company recorded an unrealized gain (loss) due to foreign currency translation of $(141,000) and ($196,000) for the three months ended June 30, 2005 and 2004, respectively, and $58,000 and ($248,000) for the six months ended June 30, 2005 and 2004, respectively.
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
     Revenue Recognition
     Revenue consists principally of perpetual software licenses, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue is recognized for the delivered elements in an arrangement in which company-specific objective evidence of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Company-specific objective evidence of fair value of support and other services is based on the Company’s customary pricing for such support and services when sold separately. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the residual fee attributable to the elements initially delivered (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element does not exist, all revenue is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.
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
     Collectibility is probable. The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years the customer has been in business, history of collection for each customer and market acceptance of its products within each geographic sales region. The Company typically sells to customers with whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and, ultimately, its ability to pay. If the Company determines from the outset of an arrangement or based on historical experience in a specific geographic region that collectibility is not probable based upon its review process, revenue is recognized as payments are received and all other criteria for revenue recognition have been met. The Company periodically reviews collection patterns from its geographic locations to ensure that its historical collection results provide a reasonable basis for revenue recognition upon entering into an arrangement. For example, in the first quarter of 2004, the Company determined that it had sufficient evidence from customers in Japan and Singapore to begin recognizing revenue on an accrual basis. In the third quarter of 2004, the Company began recognizing revenue from customers in Spain on an accrual basis. Previously, revenue had been recognized from customers in those countries only when cash was received and all other criteria for revenue recognition were met.
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
     Certain software orders are placed by resellers on behalf of end users. Interwoven recognizes revenue on these orders when end users have been identified, persuasive evidence of arrangements with end users exist and all other revenue recognition criteria are met.
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
     The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, market auction rate preferred and United States government agency securities. Realized gains and losses are calculated using the specific identification method. There were no realized gains (losses) for the three and six months ended June 30, 2005 and 2004, respectively. For the three months ended June 30, 2005 and 2004, unrealized gains (losses) totaled $126,000 and ($295,000), respectively, and for the six months ended June 30, 2005 and 2004, unrealized gains (losses) totaled ($102,000) and $286,000. Unrealized gains and losses are included as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.
     At December 31, 2004, the Company began to classify investments in auction-rate securities as short-term investments. These investments were included in cash equivalents in previous years and such amounts have been reclassified for all periods presented in the accompanying financial statements to conform to the current year classification. This change in classification had the effect of decreasing cash and cash equivalents as of June 30, 2004, increasing short term investments as of June 30, 2004 and decreasing cash flows from investing activities for the six months ended June 30, 2004 by $4.5 million. However, this reclassification had no effect on the amounts of total current assets, total assets, net loss or cash flows from operations of the Company.
     Allowance for Doubtful Accounts
     The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2005 and December 31, 2004, the Company’s allowance for doubtful accounts was $806,000 and $961,000, respectively.
     Allowance for Sales Returns
     The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The accumulated allowance for sales return is reflected as a reduction from accounts receivable. The Company analyzes its revenue transactions, customer software installation patterns, historical return patterns, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At June 30, 2005 and December 31, 2004, the Company’s allowance for sales returns was $650,000 and $670,000, respectively.

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
     The Company derived a significant portion of total revenue in the three and six months ended June 30, 2005 and 2004 from its Web content management and collaborative document management products and services. The Company expects that these products will continue to account for a significant portion of its revenues in future periods.
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
     Financial Instruments
     The Company enters into forward foreign exchange contracts where the counterparty is a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on accounts receivable. Although these contracts are or can be effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended. Any derivative that is either not designated as a hedge or is so designated but is ineffective per SFAS No. 133, is marked to market and recognized in income immediately.
     At June 30, 2005 and December 31, 2004, the notional equivalent of forward foreign currency contracts aggregated $4.2 million and $8.0 million, respectively. The unrealized gains (losses) associated with these forward foreign exchange contracts were insignificant. The forward foreign currency contracts aggregating $4.2 million at June 30, 2005 are scheduled to expire in July 2005.
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
     Goodwill and Other Intangible Assets
     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill no longer be amortized and that goodwill be tested annually in the third quarter for impairment or more frequently if events and circumstances warrant. This impairment testing involves a two-step process as follows:

•	Step 1 — The Company has determined that it has one reporting unit and compares the fair value of its reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, the Company moves on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — The Company performs an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This allocation derives an implied fair value for the reporting unit’s goodwill. The Company then compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge shall be recognized for the excess.
     Based on the annual impairment tests performed in the third quarter of 2004, the Company determined that the carrying value of its recorded goodwill had not been impaired and no impairment charge was recorded in the year. The Company will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that the Company’s goodwill may be impaired include the Company’s market capitalization declining below its net book value or the Company suffering a sustained decline in its stock price. A significant impairment could have a material adverse effect on the Company’s consolidated financial position and results of operations. The Company will perform an impairment test in the third quarter of 2005.
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
     The Company accounted for costs associated with lease termination and/or abandonment prior to the adoption of SFAS No. 146 in accordance with EITF No. 88-10. Accordingly, the Company recorded the costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit to the Company. Under EITF No. 88-10, the liability associated with lease termination and/or abandonment represents the sum of the total remaining lease costs and related exit costs, less probable sublease income. Accordingly, the Company has not reduced the obligations incurred in 2002 and prior to their net present value.
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
     Advertisement and Sales Promotion Expenses
     Advertisement and sales promotion expenses are expensed as incurred and reflected, net of recoveries, if any, for sponsorship support from partners and other third parties.
     Stock-based Compensation
     At June 30, 2005, the Company had five stock-based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The resulting stock-based compensation is amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach is consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued at the end of each reporting period until vested.

     Pro Forma Net Loss and Net Loss per Share
     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss:
As reported	$(66)	$(15,586)	$(315)	$(22,570)
Stock-based employee compensation included in net loss as reported, net of related tax *	283	806	793	3,411
Stock-based employee compensation using the fair value method, net of related tax *	(3,147)	(4,951)	(6,786)	(10,080)

Pro forma	$(2,930)	$(19,731)	$(6,308)	$(29,239)

Basic and diluted net loss per common share:
As reported	$(0.00)	$(0.39)	$(0.01)	$(0.56)
Pro forma	$(0.07)	$(0.49)	$(0.15)	$(0.73)

*	The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance.
     The estimated weighted average fair values of options granted under the stock option plans during the three months ended June 30, 2005 and 2004 were $3.20 and $6.33 per share, respectively. The weighted average fair values of stock purchase shares for the three months ended June 30, 2005 and 2004 were $1.16 and $2.01, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected lives from vest date of option (in years)	0.75 - 1 year	1 year	0.75 - 1 year	1 year
Risk-free interest rate	3.6%-4.0%	3.7%	3.2%-4.2%	3.0%-3.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	46.1%-69.0%	116.1%	46.1%-70.9%	113.8-116.1%
     The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected lives from vest date of ESPP (in years)	0.5 - 2 years	0.5 - 2 years	0.5 - 2 years	0.5 - 2 years
Risk-free interest rate	1.0%-2.6%	1.1%	1.0%-2.6%	1.1%-1.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	45.0%-83.2%	31.2%	45.0%-83.2%	31.2%-56.8%
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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(66)	$(15,586)	$(315)	$(22,570)
Shares used in computing basic and diluted net loss per common share	41,635	40,420	41,386	40,278

Basic and diluted net loss per common share	$(0.00)	$(0.39)	$(0.01)	$(0.56)

     For periods ended June 30, 2005 and 2004, 10.6 million and 11.4 million stock options, respectively, were anti-dilutive and excluded from the diluted net loss per share calculation due to the Company’s net loss in each of the periods presented.
Note 3. Comprehensive Loss
     Other comprehensive income (loss) refers to gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from operations.
     For the three and six months ended June 30, 2005 and 2004, the components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss	$(66)	$(15,586)	$(315)	$(22,570)
Other comprehensive income (loss):
Translation adjustment*	(141)	(196)	58	(248)
Unrealized gain (loss) on available-for-sale investments*	126	(295)	(102)	(286)

Comprehensive loss	$(81)	$(16,077)	$(359)	$(23,104)

     Accumulated other comprehensive income (loss) as of June 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	June 30,	December 31,
	2005	2004
Unrealized loss on available-for-sale investments*	$(341)	$(239)
Cumulative translation adjustment*	92	34

	$(249)	$(205)

*	The tax effect on translation adjustment and unrealized gain (loss) has not been significant.
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
Note 5. Stock-Based Compensation
     The amortization of stock-based compensation relates to the following functional categories in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cost of support and service revenues	$18	$30	$46	$151
Sales and marketing	47	138	256	1,128
Research and development	61	285	142	675
General and administrative	157	353	349	1,457

	$283	$806	$793	$3,411

     Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.
Note 6. Goodwill and Intangible Assets
     The carrying amounts of the goodwill and other intangible assets as of June 30, 2005 and December 31, 2004 are as follows (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$34,971	$(21,137)	$13,834	$34,971	$(16,344)	$18,627
Patents and patent applications	4,506	(2,421)	2,085	4,506	(1,690)	2,816
Customer list	11,581	(4,669)	6,912	11,581	(3,221)	8,360
Acquired workforce	464	(348)	116	464	(232)	232
Non-compete agreements	6,929	(6,929)	—	6,929	(6,929)	—

Other intangible assets	58,451	(35,504)	22,947	58,451	(28,416)	30,035
Goodwill	367,035	(181,571)	185,464	367,035	(181,571)	185,464

	$425,486	$(217,075)	$208,411	$425,486	$(209,987)	$215,499

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The aggregate amortization expense of intangible assets was $3.5 million and $3.8 million for three months ended June 30, 2005 and 2004, respectively, and $7.1 million and $7.6 million for six months ended June 30, 2005 and 2004, respectively. Of the $3.5 million amortization of intangible assets recorded in the three months ended June 30, 2005, $782,000 was recorded in operating expenses and $2.7 million was recorded in cost of license revenues. Of the $3.8 million amortization of intangible assets recorded in the three months ended June 30, 2004, $1.2 million was recorded in operating expenses and $2.6 million was recorded in cost of license revenues. Of the $7.1 million amortization of intangible assets for the six months ended June 30, 2005, $1.6 million was recorded as operating expenses and $5.5 million was recorded in cost of license revenues. Of the $7.6 million amortization of intangible assets for the six months ended June 30, 2004, $2.4 million was recorded as operating expenses and $5.2 million was recorded in cost of license revenues. Based on the intangible assets balance as of June 30, 2005, the Company expects amortization of intangible assets recorded as operating expenses to be $1.6 million in the remaining six months of 2005, $2.9 million in 2006, $2.5 million in 2007 and $47,000 in 2008, as well as the amortization of purchased technology classified as a cost of license revenues to be $5.4 million in the remaining six months in 2005, $9.7 million in 2006 and $762,000 in 2007.
     There were no changes in the carrying amount of goodwill for the three and six months ended June 30, 2005.

Note 7. Restructuring and Excess Facilities
     In the years 2001, 2002, 2003 and 2004, the Company implemented a series of restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.
     Workforce Reductions
     During the three months ended June 30, 2004, the Company implemented a restructuring plan in certain of its European locations, and within its professional services organization to better align its expenses with expected future revenues. These actions resulted in the termination of 28 employees and, as a result, the Company recorded a charge of $1.8 million associated with these workforce reductions. The employee terminations were substantially completed by December 31, 2004. At the end of the three months ended March 31, 2005, certain outstanding matters associated with these terminations were resolved and, accordingly, the Company reversed $333,000 of the recorded restructuring accrual related to litigation exposure and expected legal costs. At June 30, 2005, $66,000 remained accrued for workforce related restructuring.
     Excess Facilities
     During the three months ended June 30, 2004, the Company, as part of its ongoing evaluation, revised its sublease assumptions associated with certain of its excess facilities, abandoned a leased facility in Germany and elected to terminate a portion of its headquarters lease in Sunnyvale, California and a lease in Chicago, Illinois. As a result of these actions, the Company recorded a charge of $10.0 million.
     At June 30, 2005, the Company had $20.9 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $3.4 million. The facilities costs were estimated as of June 30, 2005. During the three months ended June 30, 2005, the Company entered into an agreement to sublease an excess facility in Mountain View, California which was not previously anticipated or considered probable and, accordingly, reversed $462,000 of the previously recorded restructuring accrual. In addition, the Company recorded $161,000 of expense to accrete the restructuring obligations recorded in accordance with SFAS No. 146 to their present values. The Company reassesses the estimated liabilities each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. Those facilities that are not subleased are being marketed for sublease and are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could materially affect the Company’s consolidated financial condition and results of operations.
     The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting expected future lease payments, associated with these charges (in thousands):

	Work Force	Excess
Years Ending December 31,	Reduction	Facilities	Total
2005 (remaining six months)	$66	$4,438	$4,504
2006	—	7,243	7,243
2007	—	5,718	5,718
2008	—	1,629	1,629
2009	—	1,196	1,196
Thereafter	—	996	996

	66	21,220	21,286
Present value discount of future lease payments	—	(322)	(322)

	$66	$20,898	$20,964

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

		Non-Cancelable
		Lease
	Workforce	Commitments
	Cost	and Other	Total
Balance at December 31, 2004	$656	$25,026	$25,682
Restructuring and excess facilities charges (recoveries)	(333)	(462)	(795)
Accretion of restructuring obligations to their present values	—	161	161
Cash payments	(257)	(3,827)	(4,084)

Balance at June 30, 2005	$66	$20,898	$20,964

Note 8. Borrowings
     The Company entered into a line of credit agreement in August 2001 with a financial institution, which was subsequently amended in June 2004. The amended line of credit provides for borrowings up to $16.0 million. Borrowings under the line of credit agreement are secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate (6.25% at June 30, 2005) or 1.5% above LIBOR in effect on the first day of the term. The line of credit expires in July 2006. It is primarily used as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At June 30, 2005 and December 31, 2004, there were no borrowings under this line of credit agreement.
     Interest expense was none and $16,000 for the three months ended June 30, 2005 and 2004, respectively, and $1,000 and $25,000 for the six months ended June 30, 2005 and 2004, respectively.
Note 9. Guarantees
     In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34. FIN No. 45 requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. It also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The following is a summary of the agreements that the Company has determined are within the scope of FIN No. 45.
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
     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of June 30, 2005 and December 31, 2004, the Company does not have or require an accrual for product or service warranties.

     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for other acts, such as personal property damage, of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at June 30, 2005 and December 31, 2004.
Note 10. Interest Income and Other
     Interest income and other consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Interest income	$908	$475	$1,662	$867
Interest expense	—	(16)	(1)	(25)
Foreign currency gain (loss)	50	(301)	29	(138)
Other	(50)	(25)	(69)	(58)

	$908	$133	$1,621	$646

Note 11. Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of fiscal year 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations or financial position.
     In December 2004, the FASB issued SFAS 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced SFAS 123 and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. SFAS 123R allows either the modified prospective or the modified retrospective method as the method of transition. Under the modified prospective method, compensation cost is recognized beginning with the effective date of adoption (i) for all share-based payments granted after the effective date of adoption and (ii) for all stock options and restricted stock granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified retrospective method, prior periods may be restated for all periods presented. In April 2005, the Securities and Exchange Commission announced that the accounting provisions of SFAS 123R are effective at the beginning of a company’s next fiscal year that begins after June 15, 2005. The Company is now required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined the transition method or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on its consolidated statements of operations and net loss per share.
     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provision of SFAS No. 153 is effective in periods beginning after June 15, 2005. The Company does not believe that the adoption of the provisions of SFAS No. 153 will have a material impact on the Company’s consolidated financial statements as the Company does not expect to have any material nonmonetary exchange transactions.
     In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-1, Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004. The American Jobs Creation Act (“AJCA”) introduces a special 9% tax deduction on qualified production activities. FAS No. 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with SFAS No. 109. The Company does not expect the adoption of these new tax provisions to have a material impact on its consolidated financial position, results of operations or cash flows.
     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. It allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings.
Note 12. Contingencies
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
     On August 6, 2004, Advanced Software, Inc. (“Advanced Software”) filed suit against the Company in the United States District Court for the Northern District of California alleging that its TeamSite software infringes Advanced Software’s United States Patent No. Re. 35,861, which is a reissue of US Patent No. 4,807,182. On August 30, 2004, the Company filed an answer denying these claims and filed counterclaims for invalidity and non-infringement. On May 31, 2005, the parties participated in a mediation and entered into a Memorandum of Understanding regarding the settlement of these claims and counterclaims for a total payment to Advanced Software. The formal settlement papers are in the process of being finalized. The Company has accrued for the expected cash settlement as the settlement is probable and expected to be completed in the quarter ended September 30, 2005. The Company does not expect the payment to be significant. While the Company expects to diligently negotiate the terms of a final settlement agreement, there can be no assurance that a settlement agreement will be signed or consummated. If the parties are unable to sign or consummate a final settlement agreement, the claims and counterclaims may be litigated. Intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend, cause the Company to cease making, licensing or using products that incorporate the challenged intellectual property, require the Company to redesign or reengineer its products, if feasible, divert management’s attention or resources, or cause product delays, or require the Company to enter into royalty or licensing agreements to obtain the right to use a necessary product, component or process; any of which could have a material impact on the Company’s consolidated financial condition and results of operation.
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
Note 13. Significant Customer Information and Segment Reporting
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
     The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single operating and reporting segment: the design, development and marketing of software solutions.
     The following table presents geographic information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
United States of America	$28,238	$25,458	$55,528	$50,349
United Kingdom	3,988	5,611	9,906	10,958
Other Geographies	8,808	8,426	18,085	15,582

	$41,034	$39,495	$83,519	$76,889

	June 30,	December 31,
	2005	2004
Long-lived assets (excluding goodwill):
United States of America	$27,984	$35,248
Other Geographies	745	618

	$28,729	$35,866

     The Company’s revenues are derived from software licenses, consulting and training services and customer support. Although a significant portion of the Company’s revenue is derived from WorkSite and TeamSite products and related services, the Company does not specifically track revenues by individual products. The Company’s disaggregated revenue information is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
License	$14,666	$16,502	$31,083	$33,178
Customer support	18,997	15,953	37,317	30,310
Consulting	6,190	5,820	12,762	11,359
Training	1,181	1,220	2,357	2,042

	$41,034	$39,495	$83,519	$76,889

     No customer accounted for more than 10% of the total revenues for the three and six months ended June 30, 2005 and 2004. At June 30, 2005 and December 31, 2004, no single customer accounted for more than 10% of the outstanding accounts receivable balance.

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
Overview
     Incorporated in March 1995, we provide enterprise content management software and services that enable businesses to create, review, manage, distribute and archive business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code, across the enterprise and its value chain of customers, partners and suppliers. Our ECM platform consists of integrated software product offerings, delivering customers end-to-end content lifecycle management including collaboration, e-mail management, imaging, digital asset management, Web content management, document management and records management. Customers have deployed our products for business initiatives such as Web content management, intranet management, marketing content management, collaborative portals, records management, deal management, matter-centric collaboration and content provisioning. To date, more than 3,300 enterprises and professional services organizations worldwide have licensed our software products. We market and license our software products and services primarily through a direct sales force and augment our sales, marketing and service efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. Our revenues to date have been derived primarily from accounts in the United States of America; revenues from outside of the United States of America accounted for 31% and 36% of our total revenues in the three months ended June 30, 2005 and 2004, respectively, and 34% and 35% of our total revenues in the six months ended June 30, 2005 and 2004. We had 721 employees as of June 30, 2005.
Results of Operations
     Prior to 2003, our revenues were primarily derived from our Web content management product, TeamSite. Revenues from TeamSite have been affected since mid 2001 by a shift away from spending on public-facing Web applications to internal productivity enhancing applications and other software applications. In response to these challenges, we initiated and completed a series of strategic actions designed to expand our product offerings into the ECM market and create product offerings that we believe address a larger market opportunity. During 2003, we acquired MediaBin and iManage to extend our product offerings into digital asset management and collaborative document management. These business combinations also allowed us to benefit from economies of scale in our sales, marketing, development and administrative functions. We also completed a series of restructuring actions to help align our cost structure with expected revenues. These restructuring actions included staff reductions in all functional areas of our business, decreases in marketing and promotional spending and the abandonment of certain facilities in excess of current and expected future needs.
     The current ECM market is fragmented, intensely competitive and growth in the market has been sporadic as customers tightly manage their information technology budgets and priorities. As a result, our results of operations have been impacted in recent periods by lengthening product evaluation periods as customer evaluated an integrated ECM solution, protracted contract negotiations and multiple customer authorization levels. While we have taken steps to mitigate the effect of these factors, we expect these trends to continue for the foreseeable future.

Revenues
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
License	$14,666	$16,502	(11)%	$31,083	$33,178	(6)%
Percentage of total revenues	36%	42%		37%	43%
Support and service	26,368	22,993	15%	52,436	43,711	20%
Percentage of total revenues	64%	58%		63%	57%

	$41,034	$39,495	4%	$83,519	$76,889	9%

     Total revenues increased 4% to $41.0 million for the three months ended June 30, 2005 from $39.5 million for the three months ended June 30, 2004. We believe that the increase in revenues was attributable to higher revenues from customer support and, to a lesser extent, consulting services. Our average selling prices were $142,000 and $151,000 for the three months ended June 30, 2005 and 2004, respectively, for transactions in excess of $50,000 in aggregate license revenues. Sales outside of the United States of America represented 31% and 36% of our total revenues for the three months ended June 30, 2005 and 2004, respectively. The decrease as a percentage of total revenue was primarily the result of a revenue decline from customers in Europe. Total revenues increased 9% to $83.5 million for the six months ended June 30, 2005 from $76.9 million for the six months ended June 30, 2004. We believe that the increase in revenues was attributable to higher revenues from customer support, consulting services and, to a lesser extent, training services. We experienced a decline in license revenue for the three and six months ended June 30, 2005 due to deferred or delayed customer sales, which we believe is reflective of the current business climate in the United States and Europe, where sales cycles are lengthening and spending on public-facing Web applications has slowed. We believe that reduced spending on information technology initiatives and the effect of longer sales cycles may continue to adversely affect our business for the foreseeable future and, to the extent that any improvement occurs, such an improvement may not be sustained.
     License. License revenues decreased 11% to $14.7 million for the three months ended June 30, 2005 from $16.5 million for the three months ended June 30, 2004. License revenues represented 36% and 42% of total revenues for the three months ended June 30, 2005 and 2004, respectively. We believe that the decrease in license revenues for the three months ended June 30, 2005 over the prior year was attributable to the effect of longer sales cycles as a result of increased customer scrutiny of software purchases and extended contract negotiations. License revenues decreased 6% to $31.1 million for the six months ended June 30, 2005 from $33.2 million in the same period in 2004. We believe that the decrease in license revenues for the six months ended June 30, 2005 over the prior year was attributable to lower license revenues from customers in Europe and the effect of longer sales cycles. License revenues represented 37% and 43% of total revenues for the six months ended June 30, 2005 and 2004, respectively.
     Support and Service. Support and service revenues increased 15% to $26.4 million for the three months ended June 30, 2005 from $23.0 million for the three months ended June 30, 2004. The increase in support and service revenues was the result of a $3.0 million increase in customer support revenues from a larger installed base of customers and customer follow-on orders and a $369,000 increase in consulting services revenues. Support and service revenues accounted for 64% and 58% of total revenues for the three months ended June 30, 2005 and 2004, respectively. Support and service revenues increased 20% to $52.4 million for the six months ended June 30, 2005 from $43.7 million for the six months ended June 30, 2004. We believe our customer support revenues are increasing as we expand our customer install base. The increase in support and service revenues was the result of a $7.0 million increase in customer support revenues from a larger install base of customers and customer follow-on orders, a $1.4 million increase in consulting services revenues and a $316,000 increase in training services revenues. Support and service revenues accounted for 63% and 57% of total revenues for the six months ended June 30, 2005 and 2004, respectively.
     We realize lower gross profits on support and service revenues than on license revenues. In addition, we may contract with outside consultants and system integrators to supplement the services we provide to customers, which increases our costs and further reduces gross margins. As a result, if support and service revenues increase as a percentage of total revenues or if we increase our use of third parties to provide such services, our gross profits will be lower and our operating results may be adversely affected.
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
Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
License	$3,342	$3,318	1%	$6,830	$6,477	5%
Percentage of total revenues	8%	8%		8%	8%
Percentage of license revenues	23%	20%		22%	20%
Support and service	10,209	9,500	7%	20,210	18,938	7%
Percentage of total revenues	25%	24%		24%	25%
Percentage of support and service revenues	39%	41%		39%	43%

	$13,551	$12,818	6%	$27,040	$25,415	6%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 8% of total revenues for the three months ended June 30, 2005 and 2004, respectively. The increase in cost of license revenues in absolute dollars for the three months ended June 30, 2005 from the same period in 2004 was attributable primarily to a $136,000 increase in amortization of purchased technology and a $49,000 increase in royalties due to third parties offset by a $161,000 decrease in packaging and supplies cost. Cost of license revenues represented 8% of total revenues for the six months ended June 30, 2005 and 2004, respectively. The increase in cost of license revenues in absolute dollars for the six months ended June 30, 2005 from the same period in 2004 was attributable to a $271,000 increase in amortization of purchased technology and $253,000 in higher royalties due to third parties offset by a $171,000 decrease in packaging and supplies cost.
     Based only on acquisitions completed through June 30, 2005, we expect the amortization of purchased technology classified as a cost of license revenues to be $5.4 million for the remaining six months of 2005, $9.7 million in 2006 and $762,000 in 2007. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded in our software are under fixed-fee arrangements.
     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with furnishing product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 7% from 9.5 million to $10.2 million in the three months ended June 30, 2005 form the same period in 2004. The increase in cost of support and service revenues in the three months ended June 30, 2005 from the same period in 2004 was due primarily to increase of $369,000 in travel expenses and higher subcontractor fees of $198,000 as a result of the increased usage of outside consulting firms to supplement our current services capacity. Cost of support and service revenues represented 39% and 41% of support and service revenues for the three months ended June 30, 2005 and 2004, respectively. The decrease in cost of support and service revenues as a percentage of its related revenues was primarily attributable to an increase in support revenues as a percentage of total support and service revenues, as support revenues generally have higher gross margins than consulting services and training. Cost of support and service revenues increased 7% to $20.2 million for the six months ended June 30, 2005 from $18.9 million for the same period in 2004. The increase in cost of support and service revenues in the six months ended June 30, 2005 from the same period in 2004 was due primarily to higher subcontractor fees of $940,000 as a result of the increased usage of outside consulting firms to supplement our current services capacity and higher travel expenses of $389,000. Cost of support and service revenues represented 39% and 43% of support and service revenues in the six months ended June 30, 2005 and 2004, respectively. The decrease in cost of support and service revenues as a percentage of its related revenues was primarily attributable to an increase in support revenues as a percentage of total support and service revenues, as support revenues generally have higher gross margins than services. Support and service headcount was 195 and 172 at June 30, 2005 and 2004, respectively. The increase in headcount was due to recruitment of support personnel to improve specific product knowledge within the European and Asia Pacific geographic regions.
     Since our support and service revenues have lower gross profits than our license revenues, our overall gross profits typically decline if our support and service revenues increase as a percent of total revenues. We expect cost of support and service revenues as a percentage of support and service revenues to vary from period to period, depending in part on the percentage of services performed by our in-house staff or subcontractors.
Operating Expenses
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Sales and marketing	$16,624	$17,557	(5)%	$33,743	$35,285	(4)%
Percentage of total revenues	41%	44%		40%	46%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses decreased 5% to $16.6 million for the three months ended June 30, 2005 from $17.6 million for the three months ended June 30, 2004. The decrease in sales and marketing expenses in the three months ended June 30, 2005 from the same period in 2004 was due primarily to a $731,000 decrease in commissions as a result of lower license revenue, a $102,000 decrease in rent expenses, a $101,000 decrease in personnel related costs, a $96,000 decrease in depreciation and a $87,000 increase in outside services offset by a $286,000 increase in marketing expenses primarily relating to our GearUp customer conference held in May 2005. Total expenses incurred for the GearUp event were $1.1 million and we have collected $754,000 from partner sponsorships and registration fees. These expenses were accounted for on a net of recoveries basis. Sales and marketing expenses decreased 4% to $33.7 million for the six months ended June 30, 2005 from $35.3 million for the same period in 2004. The decrease in sales and marketing expenses in the six months ended June 30, 2005 from the same period in 2004 was due primarily to a $739,000 decrease in personnel costs, $513,000 decrease in commissions as a result of lower revenues, a $360,000 decrease in travel expenses, a $242,000 decrease in depreciation and a $235,000 decrease in outside services offset by a $542,000 increase in marketing expenses. Sales and marketing expenses represented 41% and 44% as a percentage of total revenues in the three months ended June 30, 2005 and 2004, respectively, and 40% and 46% of total revenues for the six months ended June 30, 2005 and 2004, respectively. The decline in sales and marketing expenses as a percentage of total revenues is due to lower variable compensation costs and higher total revenues. Sales and marketing headcount was 235 and 227 at June 30, 2005 and 2004, respectively.
     We anticipate that sales and marketing expenses, as a percentage of total revenues, will decrease slightly in 2005 from levels posted in 2004 due to expected economies of scale as a result of total revenue growth. We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.
Research and Development
     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Research and development	$7,781	$7,713	1%	$15,868	$15,287	4%
Percentage of total revenues	19%	20%		19%	20%
     Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased 1% to $7.8 million for the three months ended June 30, 2005 from $7.7 million for the three months ended June 30, 2004. The increase was primarily due to higher personnel costs of $365,000 offset by a $137,000 decrease in recruiting expenses. Research and development expenses increased 4% to $15.9 million for the six months ended June 30, 2005 from $15.3 million for the same period in 2004. The increase in the six months ended June 30, 2005 from the same period in 2004 was primarily due to a $529,000 increase in personnel costs associated with a higher average headcount in the period. Research and development expenses represented 19% and 20% of total revenues in the three and six months ended June 30, 2005 and 2004, respectively. Research and development headcount was 207 and 202 at June 30, 2005 and 2004, respectively. The increase in headcount was due to staffing of our development operation in Bangalore, India. We expect research and development expenses in 2005 will decline slightly as a percentage of total revenues when compared to 2004 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.
     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
General and administrative	$2,965	$3,033	(2)%	$6,381	$5,970	7%
Percentage of total revenues	7%	8%		8%	8%
     General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology, allowances for accounts receivable as well as costs associated with being a public company including listing fees, directors and officers insurance and audit fees. General and administrative expenses decreased 2% for the three months ended June 30, 2005 when compared to the three months ended June 30, 2004. The decrease was primarily due to a $92,000 decrease in bad debt expense as a result of a continued improvement of our accounts receivable aging profile. General and administrative expenses increased 7% to $6.4 million for the six months ended June 30, 2005 from $6.0 million for the same period in 2004. The increase was primarily due to a $179,000 increase in professional fees related to corporate compliance activities, a $156,000 increase in personnel costs and a $141,000 increase in outside services. General and administrative expenses represented 7% and 8% of total revenues in the three months ended June 30, 2005 and 2004, respectively, and 8% of total revenues for the six months ended June 30, 2005 and 2004, respectively. General and administrative headcount was 84 and 81 at June 30, 2005 and 2004, respectively. We expect general and administrative expenses to decline slightly as a percentage of total revenues in 2005 when compared to 2004 due to continued cost control efforts and economies of scale.

     Amortization of Stock-Based Compensation
     The following sets forth, for the periods indicated, our amortization of stock-based compensation (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Amortization of
stock-based compensation	$283	$806	(65)%	$793	$3,411	(77)%
Percentage of total revenues	1%	2%		1%	4%
     We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering, for a stock option grant made to our Chief Executive Officer at an exercise price below the fair market value of our common stock on the date of grant and in connection with stock options granted and assumed in our business combinations. Amortization of stock-based compensation was $283,000 and $806,000 for the three months ended June 30, 2005 and 2004, respectively, and $793,000 and $3.4 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in amortization of stock-based compensation was primarily attributable to the use of the accelerated method of amortizing deferred stock-based compensation expense, as prescribed by Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25), which has resulted in greater recognition of amortization expense in the beginning of the vesting period for such options. Based on deferred stock-based compensation recorded through June 30, 2005, we expect the amortization of deferred stock-based compensation to be $541,000 in the remaining six months in 2005, $466,000 in 2006 and $67,000 in 2007. We may incur additional amortization expense beyond these expected future levels to the extent we modify the terms of any existing option awards or grant new awards which are determined to require variable accounting treatment.
     Amortization of stock-based compensation related to the following expense categories in the accompanying consolidated statements of operations for 2005 and 2004, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cost of support and service revenues	$18	$30	$46	$151
Sales and marketing	47	138	256	1,128
Research and development	61	285	142	675
General and administrative	157	353	349	1,457

	$283	$806	$793	$3,411

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including the issuance of stock options and other stock-based compensation to employees. Companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective for the first annual reporting period after June 15, 2005 and applies to all awards granted after the effective date and to awards modified, repurchased or canceled after that date. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are currently assessing the impact of adopting SFAS No. 123R. As we have 4.8 million unvested stock options outstanding at June 30, 2005, we expect the adoption to have a significant adverse impact on our consolidated statements of operations.

     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Amortization of intangible assets	$782	$1,207	(35)%	$1,638	$2,414	(32)%
Percentage of total revenues	2%	3%		2%	3%
     Amortization of intangible assets was $782,000 and $1.2 million for the three months ended June 30, 2005 and 2004, respectively, and $1.6 million and $2.4 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in amortization of intangible assets was due to certain intangible assets becoming fully amortized. Based on the intangible assets balance as of June 30, 2005, we expect amortization of intangible assets classified as operating expenses to be $1.6 million in the remaining six months of 2005, $2.9 million in 2006, $2.5 million in 2007 and $47,000 in 2008. We may incur additional amortization expense beyond these expected future levels to the extent we make additional acquisitions.
     Generally accepted accounting principles in the United States of America require that we review the value of goodwill and intangible assets from time to time to determine whether the recorded values of these assets have been impaired and should be reduced. We perform impairment assessments on an interim basis when indicators exist that goodwill or our intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Following our announcement of a shortfall in license revenues during the three months ended June 30, 2005 from levels expected by securities analysts, our market capitalization declined but has remained in a range slightly above our net asset carrying value. Although, at June 30, 2005, indicators did not exist that our goodwill or intangible assets had been impaired, if our current stock price continues to decline and remains at a level that causes our market capitalization to decline below our net book value, we may determine that there has been an impairment of our goodwill and other intangible assets. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.
     Restructuring and Excess Facilities Charges (Recoveries)
     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (recoveries) (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Restructuring and excess
facilities charges (recoveries)	$(303)	$11,837	*	$(633)	$11,837	*
Percentage of total revenues	(1)%	30%		(1)%	15%

*	percent not meaningful
     During the three months ended June 30, 2005, as the sub-lessor, we entered into an agreement to sublease, which was not previously anticipated or considered probable, an excess facility in Mountain View, California and, accordingly, we reversed $462,000 of the previously recorded restructuring accrual. We also recorded $159,000 in the three months ended June 30, 2005 associated with the accretion of discounted future lease payments associated with facilities leases recorded under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

     At the end of the three months ended March 31, 2005, we resolved several outstanding matters associated with the termination of certain European employees in 2004. As a result, we reversed $333,000 of the recorded restructuring accrual related to litigation exposure and expected legal costs.
     During the three months ended June 30, 2004, we revised our sublease assumptions associated with certain of our excess facilities, abandoned a leased facility in Germany and elected to terminate a lease in Chicago, Illinois. As a result of these actions, we recorded a charge of $10.0 million. Additionally, we implemented a restructuring plan in some of our European locations, and within our professional services organization, to better align our expenses with future revenue potential in those locations. These actions resulted in the termination of 28 employees and a charge of $1.8 million associated with such workforce reductions.
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
Interest Income and Other, Net
     The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Interest income and other, net	$908	$133	581%	$1,621	$646	151%
Percentage of total revenues	2%	*		2%	1%

*percent not meaningful
     Interest income and other is composed of interest earned on our cash, cash equivalents and investments, foreign exchange transaction gains and losses. Interest income and other increased $775,000, or 581%, to $908,000 for the three months ended June 30, 2005 from $133,000 for the three months ended June 30, 2004. The increase was primarily due to the increase in interest income of $433,000 from the change in interest rates and a decrease in foreign exchange losses of $351,000. For the six months ended June 30, 2005, interest and other income increased to $1.6 million, or 151%, from $646,000 in the same period in 2004. The increase was primarily due to the increase in interest income of $795,000 from the change in interest rates and a decrease in foreign exchange losses of $167,000.
Provision for Income Taxes
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Change	2005	2004	Change
Provision for income taxes	$325	$243	34%	$625	$486	29%
Percentage of total revenues	1%	1%		1%	1%
     The provision for income taxes recorded for the three and six months ended June 30, 2005 and 2004 related principally to state and foreign taxes. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. Currently, it is determined that it is not likely that the assets will be realized. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

	June 30,
	2005	2004	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$144,069	$142,434	1%
Working capital	$93,594	$88,743	5%
Stockholders’ equity	$293,442	$284,738	3%
     Our primary sources of cash are the collection of accounts receivable from our customers, proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services and facilities and related costs. We have also used cash to purchase property and equipment, reduce amounts due on excess facilities and acquire businesses and technologies to expand our product offerings.
     A number of non-cash items were charged to expense and increased our net loss for the three and six months ended June 30, 2005 and 2004. These items include depreciation and amortization of property and equipment, intangible assets and deferred stock-based compensation. The extent to which these non-cash items increase or decrease will have no corresponding impact on our operating cash flows.
     Cash provided by operating activities for the six months ended June 30, 2005 was $7.6 million, representing an improvement of $6.6 million from the same period in 2004. This improvement primarily resulted from a smaller net loss, adjustments for non-cash expenses and payments to reduce our restructuring and excess facilities accrual offset by cash collections against accounts receivable and an increase in deferred revenues. Payments made to reduce our excess facilities obligations totaled $3.8 million. Our days sales outstanding in accounts receivable (“days outstanding”) decreased from 60 days at December 31, 2004 to 56 days at June 30, 2005. Deferred revenues increased primarily due to customer purchases of support contracts.
     Cash provided by operating activities for the six months ended June 30, 2004 was $1 million. This amount primarily resulted from the decrease in our net loss, adjusted for non-cash expenses and payments against accounts payable and accrued liabilities. The cash used in operating activities was offset by a decrease in accounts receivable and an increase in deferred revenues. Our days sales outstanding were 56 days at June 30, 2005 and June 30, 2004. Deferred revenues increased due to increased renewals of customer support contracts. We also made payments to reduce our restructuring and excess facilities liabilities.
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
     We have used cash to acquire businesses and technologies that enhance and expand our product offerings and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.
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

     Bank Borrowings. We have a $16.0 million line of credit available to us at June 30, 2005, which is secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under our line of credit. This line of credit agreement expires in July 2006 and is primarily used as collateral for letters of credit required by our facilities leases. There were no outstanding borrowings under this line of credit as of June 30, 2005.
     Facilities. We lease our facilities under operating lease agreements that expire at various dates through 2016. As of June 30, 2005, minimum cash payments due under our operating lease obligations totaled $45.3 million. The following presents our prospective future lease payments under these agreements as of June 30, 2005, which is net of our estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net	Net Future
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Outflows

2005 (remaining six months)	$4,473	$3,894	$557	$1,101	$4,438	$8,367
2006	8,349	7,332	1,015	926	7,243	15,681
2007	4,932	5,498	587	807	5,718	10,430
2008	736	1,991	647	285	1,629	2,727
2009	691	1,258	348	286	1,196	1,949
Thereafter	5,091	1,049	291	238	996	6,140

	$24,272	$21,022	$3,445	$3,643	$21,220	$45,294

Less: Present value discount of future lease payments	(322)

Obligations for excess facilities recognized as of June 30, 2005	$20,898

     Of these future minimum lease payments, we have accrued $20.9 million in the restructuring and excess facilities accrual at June 30, 2005. This accrual, in addition to minimum lease payments of $21.0 million, includes estimated operating expenses of $3.6 million, is net of estimated sublease income of $3.4 million and is net of the present value impact of $322,000 recorded in accordance with SFAS No. 146.
     The Company estimated sublease income and the related timing thereof based on either the existing sub-lease agreements or in part on the opinions of independent real estate consultants and current market conditions, among other factors. The Company’s estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond the Company’s control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At June 30, 2005, we had $12.3 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments.
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
     We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc.), revenue is recognized for delivered elements only where company-specific objective evidence of fair value exists for all of the undelivered elements. Our specific objective evidence of fair value is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of undelivered elements (e.g., support, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.
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
     Allowance for Doubtful Accounts. We make estimates as to the overall collectibility of accounts receivable and provide an allowance for accounts receivable considered uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, our allowance for doubtful accounts consists of specific accounts where we believe collection is not probable and a rate based on our historical experience which is applied to accounts receivable not specifically reserved. At June 30, 2005 and December 31, 2004, our allowance for doubtful accounts balance was $806,000 and $961,000, respectively. These amounts represent 3% of total accounts receivable at June 30, 2005 and December 31, 2004. The decrease in the allowance for doubtful accounts in absolute dollars reflects the continued improvement of our aged accounts receivable profile.
     Allowance for Sales Returns. From time to time, a customer may return some or all of the software purchased. While our software and reseller agreements do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management analyzes our revenue transactions, customer software installation patterns, historical return patterns, current economic trends and changes in our customer payment terms. At June 30, 2005 and December 31, 2004, our allowance for sales returns was $650,000 and $670,000, respectively.
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
     We accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At June 30, 2005, $66,000 was accrued for future severance and termination benefits payments.
     In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value of expected sublease income over the remainder of the lease term and of related exit costs, if any, we receive appraisals from real estate brokers to aid in our estimate. In addition, during the evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may be impaired. Excluding the facilities that are currently subleased, our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could require additional charges or credits that could materially affect our consolidated financial condition and results of operations. At June 30, 2005, we had $20.9 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $3.4 million. We reassess our excess facilities liability each period based on current real estate market conditions.
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
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. At June 30, 2005, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward.
     Impairment of Goodwill and Long-Lived Assets. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized and that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. We are required to perform an impairment review of goodwill on at least an annual basis. This impairment review involves a two-step process as follows:
•	Step 1 — We compare the fair value of our reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This allocation derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge shall be recognized for the excess.
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

     The following table reflects the expected future amortization of intangible assets (in thousands):

	Amortization	Amortization
	of Intangible	of Purchased
Years Ending December 31,	Assets	Technology	Total
2005 (remaining six months)	$1,564	$5,451	$7,015
2006	2,895	9,706	12,601
2007	2,522	762	3,284
2008	47	—	47

	$7,028	$15,919	$22,947

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The amortization expense related to the intangible assets may be accelerated in the future if we reduce the estimated useful life of the intangible assets.
Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 11. Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item. 1.
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
     We have incurred operating losses on a quarterly and annual basis throughout our history. As of June 30, 2005, we had an accumulated deficit of $407.3 million. We must increase both our license and support and service revenues to achieve and sustain profitable operations and positive cash flows. If our revenues do not grow, we will not achieve and maintain profitable operations, which could cause the price of our common stock to decline. In addition, our revenues may decline from prior period levels resulting in greater operating losses and significant negative cash flows, which could cause us to fail and the price of our common stock to decline.
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
     If any of the above factors occur or if the enterprise content management market does not grow as projected by industry analysts or we do not capture a competitive share of this market, then our results of operations will suffer. Further, if our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.
Our products have a long and unpredictable sales cycle, which makes it difficult to forecast our future results and may cause our operating results to vary from period to period.
     The period between initial contact with a prospective customer and the licensing of our software applications varies and can range from less than three months to more than twelve months. Additionally, our sales cycle is complex and prospective customers generally consider a number of factors before committing to purchase our application suite. Factors considered by customers in evaluating our software applications include, among other factors, product benefits, cost and time of implementation, return on investment, ability to operate with existing and future computer systems and the ability to accommodate increased transaction volume and product reliability. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if a customer chooses our software products, completion of the associated sales transaction is subject to a number of factors, which makes our quarterly revenues difficult to forecast. These factors include but are not limited to the following:
•	Licensing of our software products is often an enterprise-wide decision by our customers that involves many customer-specific factors. Accordingly, our ability to license our product may be affected by changes in the strategic importance of content management projects to a customer, a customer’s budgetary constraints or changes in a customer’s personnel.

•	Passage through customer approval and expenditure authorization processes can be difficult and time consuming. Delays in the authorization and approval process, even after vendor selection, could impact the timing and amount of revenues recognized in a quarterly period.

•	Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities.

•	The number, timing and significance of enhancements to our software products and the introduction of new software by our competitors and us may affect customer purchases.
     Over the last several years, our sales cycles continued to be affected by increased customer scrutiny of software purchases regardless of transaction size. Specifically, we experienced several delayed software license orders at the end of the second quarter of 2005 representing a larger cumulative value of delayed transactions than experienced in recent quarters. A continued lengthening of our sales cycles or our inability to predict these trends could result in lower than expected future revenue, which would have an adverse impact on our consolidated operating results and, correspondingly, our stock price.
     Our sales incentive plans are primarily based on quarterly and annual quotas for sales representatives and certain sales support personnel. These sales incentive plans have accelerated commission rates in the event a representative exceeds the expected sales quota. The concentration of sales orders with any one or a few sales representatives has resulted, and in the future may result, in commission expense in excess of forecasted levels, which have caused, or would in the future cause, fluctuations in sales and marketing expenses. Any increase in sales and marketing expenses could adversely affect our consolidated results of operations.
Our revenues are derived from a small number of software products and vertical markets.
     For the three and six months ended June 30, 2005 and 2004, we believe that a significant portion of our total revenue was derived from our WorkSite and TeamSite products and related services. We expect that these products will continue to account for a significant portion of our revenues in future periods. Accordingly, any decline in the demand for these products or services will have a material and adverse effect on our consolidated financial condition and results of operations. We generated lower than expected revenues from our TeamSite product in the first quarter of 2005 due to weak sales to customers in Europe and experienced several delayed transactions in the second quarter of 2005.
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
     Because our solution is critical to many of our customers, the process of contractual negotiation may be protracted. The additional time needed to negotiate mutually acceptable terms that culminate in an agreement to license our products could extend the sales cycle.
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
     In addition, slowdowns or variances from our expectations of our quarterly licensing activities may result in fewer customers, which could impact our service offerings, resulting in lower revenues from our customer training, consulting services and customer support organizations. Our ability to maintain or increase support and service revenues is highly dependent on our ability to increase the number of enterprises that license our products and the number of seats licensed by those enterprises.
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
     We also face potential competition from our strategic partners, such as Microsoft Corporation, or from other companies that may in the future decide to compete in our market. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Groove Networks by Microsoft Corporation, Documentum, Inc. by EMC Corporation, Presence Online Pty Ltd. by IBM, Optika, Inc. by Stellent, Inc., Artesia Technologies, Inc. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.
     In recent quarters, some of our competitors have reduced their price proposals in an effort to strengthen their bids and expand their customer bases at our expense. Even if these tactics are unsuccessful, they could delay decisions by some customers who would otherwise purchase our software products and may reduce the ultimate selling price of our software and services, causing our operating results to be adversely affected.
The timing of large customer orders may have a significant impact on our consolidated financial results from period to period.
     Our ability to achieve our forecasted quarterly earnings is dependent on license transactions in mid to high six-figure range. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. While we had no transaction in excess of $1 million in the first six months of 2005, we had three customer license transactions greater than $1 million in 2004. Because it is difficult for us to accurately predict the timing of large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from levels anticipated by us and our stockholders. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.
Our future revenues are dependent in part on our installed customer base continuing to license additional products, renew customer support agreements and purchase additional services.
     Our installed customer base has traditionally generated additional license and support and service revenues. In addition, the success of our strategic plan depends on our ability to cross-sell products, such as the products acquired in the acquisitions of MediaBin, iManage and Software Intelligence to our installed base of customers. In future periods, customers may not necessarily license additional products or contract for additional support or other services. Customer support agreements are generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide to cancel their support agreements or fail to license additional products or contract for additional services, or if they reduce the scope of their support agreements, revenues could decrease and our operating results could be adversely affected.

Support and service revenues have represented a large percentage of our total revenues. Our support and service revenues are vulnerable to reduced demand and increased competition.
     Our support and service revenues represented 64% and 58% of total revenues for the three months ended June, 2005 and 2004, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, reduced license revenue in the first six months of 2005 may result in reduced support and services revenue in future periods. Additionally, demand for these services is also affected by competition from independent service providers and systems integrators with knowledge of our software products. Since mid-2000, we have experienced increased competition for professional services engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues may decline and such a decline would have a material and adverse effect on our consolidated financial condition and results of operations.
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
     At June 30, 2005, we had $185.5 million in goodwill and $23.0 million in net other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of these acquired assets from time to time to determine whether the recorded values have been impaired and should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We will perform our required annual impairment test for calendar 2005 in the third quarter. In addition, we continue to perform impairment assessments on an interim basis when indicators exist that goodwill or our intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Following our announcement of a shortfall in license revenues for the three months ended June 30, 2005 from expected levels, our market capitalization declined but has remained in a range slightly above our net asset carrying value. Although, at June 30, 2005, indicators did not exist that our goodwill or intangible assets had been impaired, if our current stock price continues to decline and remains at a level that causes our market capitalization to decline below our net book value, we may determine that there has been an impairment of our goodwill and other intangible assets. Changes in the economy, the business in which we operate and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.
Economic conditions and significant world events have harmed and could continue to negatively affect our revenues and results of operations.
     Our revenue growth and profitability depend on the overall demand for our enterprise content management software platforms and applications. The decline in customer spending on many kinds of information technology initiatives worldwide, particularly spending on public-facing Web applications, has resulted in lower revenues, lengthened sales cycles, lower average selling prices and has caused our customers to defer or cancel orders. To the extent that information technology spending, particularly spending on public-facing Web applications, does not improve or declines, the demand for our products and services, and therefore our future revenues, will be negatively affected. In addition, many of our customers have also been affected adversely by the same economic conditions we are and, as a result, we may find that collecting on accounts receivable may take longer than we expect or that some accounts receivable will become uncollectible.
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
     These fluctuations may make it more difficult to use our stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees. Any shortfall in revenue or net income (loss) compared to expectations as we experienced in the second quarter of 2005 could cause an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls until late in the quarter and may not be able to adjust successfully to these shortfalls, which could result in an even more immediate and greater decline in the trading price of our common stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. If we become subject to any litigation of this type, we could incur substantial costs and our management’s attention and resources could be diverted while the litigation is ongoing.
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
     Our direct sales force depends on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. About 62% of our new license orders for the quarter ended June 30, 2005 were influenced by our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.
     In May of 2005, we announced a strategic alliance with Microsoft Corporation and, in July 2005, we entered into an arrangement under which Sun Microsystems, Inc. agreed to begin reselling our products. We will be required to devote significant cash and human resources to developing these newly formed strategic relationships. However, we cannot assure you that these relationships will generate additional revenues.
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
     We have established offices in various international locations in Europe and Asia Pacific, including a customer support and development operation in Bangalore, India and we derive a significant portion of our revenues from these international locations. For the three months ended June 30, 2005 and 2004, revenues from these international operations constituted approximately 31% and 36% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:
•	difficulties in attracting and retaining staff (particularly sales personnel) and managing foreign operations;

•	the expense of foreign operations and compliance with applicable laws;

•	political and economic instability;

•	the expense of localizing products for sale in various international markets;

•	reduced protection for intellectual property rights in some countries;

•	protectionist laws and business practices that favor local competitors;

•	difficulties in the handling of transactions denominated in foreign currency and the risks associated with foreign currency fluctuations;

•	changes in multiple tax and regulatory requirements;

•	the effect of longer sales cycles and collection periods or seasonal reductions in business activity; and

•	economic conditions in international markets.
     Any of these risks could reduce revenues from international locations, or increase our cost of doing business outside of the United States. For example, beginning January 1, 2005, our Vice President of Enterprise Sales in Europe moved to Singapore to assume the role of our Vice President of Enterprise Sales in the Asia Pacific region. We believe the delay in replacing this position in the quarter caused our revenues from customers in Europe to suffer in the first quarter of 2005.
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
     Over the last several years, we have significantly reduced our worldwide employee headcount. In connection with our restructuring plans and business combinations, we relocated offices and abandoned facilities in the San Francisco Bay Area; Chicago; New York City; Boston; Austin, Texas and several locations internationally. As a result, we are paying for facilities that we are not using and have no future plans to use. We recorded charges for excess facilities: net of expected sublease income, of $8.1 million, $12.6 million and $30.0 million in the years ended December 31, 2004, 2003 and 2002, respectively. At June 30, 2005, we have an accrual for excess facilities of $20.9 million, which is net of anticipated sublease income of $3.4 million. If the commercial real estate market deteriorates, if our anticipated sublease income is not realized or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of sublease income in the future which may be material to our consolidated financial condition and results of operations.

     We have continued to review our operational performance across our Company and will continue to make cost adjustments to better align our expenses with our expected revenues. For example, in the quarter ended June 30, 2004, we implemented a restructuring plan in certain of our European locations to better align our expenses with future revenue potential. These actions resulted in the termination of 28 employees and a charge of $1.7 million associated with these terminations. We may be required to make further adjustments to our business model to achieve operational efficiency and, as a result, may be required to take additional charges, which could be material to our results of operations.
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
     Recently, there have been significant regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be new accounting pronouncements or regulatory rulings that will have an impact on our future consolidated financial condition and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes following several highly publicized corporate accounting and corporate governance failures are likely to increase general and administrative costs. These changes have and may continue to materially increase the expenses we report under accounting principles generally accepted in the United States of America and adversely affect our consolidated operating results. Additionally, the impact of these changes may increase costs incurred by our customers and prospects, which could result in delays or cancellations in spending on enterprise content management software and services like those we provide. Such delays and cancellations could have a material adverse impact on our consolidated statement of operations and financial condition.
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

     Further, third parties may claim that our products infringe the intellectual property of their products. In fact, on August 6, 2004, Advanced Software, Inc. filed suit against us in the United States District Court for the Northern District of California alleging that our TeamSite software infringes Advanced Software’s United States Patent. On May 31, 2005, the parties participated in a mediation and entered into a Memorandum of Understanding regarding the settlement of these claims and counterclaims. The formal settlement papers are in the process of being finalized as of June 30, 2005. We do not expect the payment to be significant. While we expect to diligently negotiate the terms of a final settlement agreement, there can be no assurance that a settlement agreement will be signed or consummated. If the parties are unable to sign or consummate a final settlement agreement, the claims and counterclaims may be litigated. Intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend, cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or reengineer its products, if feasible, divert management’s attention or resources, or cause product delays, or require us to enter into royalty or licensing agreements to obtain the right to use a necessary product, component or process; any of which could have a material impact on our consolidated financial condition and results of operation.
When we account for employee stock options using the fair value method, it will significantly increase our compensation costs.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of compensation expense in the consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for years beginning after June 15, 2005 and we will be required to adopt the provisions of this statement in the first quarter of 2006. We are currently assessing the impact of adopting SFAS No. 123R, but as we have 4.8 million unvested stock options outstanding at June 30, 2005, we expect the adoption to have a significant adverse impact on our consolidated statements of operations.
There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.
     Some of our current stockholders hold a substantial number of shares of our common stock, which they are able to sell in the public market, subject to restrictions under the securities laws and regulations. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. Moreover, our Chief Executive Officer has established systematic plan under which he will sell a pre-determined number of shares per quarter, provided that a certain minimum price is obtained. This plan may be perceived poorly in the market and, together with the increased number of shares being made available on the market, may have an adverse effect on our share price. Our Chief Executive Officer may also sell stock outside of his systematic plan at his election. Other executive officers are considering similar systematic sale programs.
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

     The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of June 30, 2005 and 2004 (dollars in thousands):

	June 30,
	2005	2004
Cash equivalents and short-term investments	$127,496	$120,823
Average interest rate	2.6%	1.3%
     Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of June 30, 2005, we had net unrealized losses of $341,000 associated with these securities. Assuming an average investment balance of $125.0 million, if interest rates were to increase (decrease) by 10%, this would result in a $91,000 increase (decrease) in quarterly interest income. Additionally, we have the ability to hold our investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.
     At June 30, 2005, we had no outstanding borrowings.
Foreign Currency Risk
     We develop our software products in the United States for sale in the Americas, Europe and Asia Pacific. Our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. A majority of our revenues are denominated in United States Dollars; however, a strengthening of the United States Dollar could make our software products less competitive in foreign markets. We enter into forward foreign currency contracts to manage the exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward foreign currency contracts with notional amounts totaling approximately $4.2 million at June 30, 2005. The forward foreign currency contracts mature at various times in July 2005 and offset certain foreign currency transaction exposures in the Euro, British Pound and Australian Dollar. The fair value of the forward foreign currency contracts at June 30, 2005 was $17,000.
     We have performed a sensitivity analysis as of June 30, 2005 measuring the change in fair value arising from a hypothetical adverse movement in foreign currency exchange rates vis-à-vis the United States Dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by underlying exposures. We used foreign currency exchange rates based on market rates in effect at June 30, 2005. This sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an insignificant impact on the fair values of our foreign exchange derivative financial instruments, net of related exposures.
     We regularly review our foreign currency strategy and may as part of this review determine at any time to change our strategy.
Commodity Price Risk
     We did not hold commodity instruments as of June 30, 2005 and have never held such instruments.
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
(b) Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On August 6, 2004, Advanced Software, Inc. filed suit against us in the United States District Court for the Northern District of California alleging that our TeamSite software infringes Advanced Software’s United States Patent No. Re. 35,861, which is a reissue of US Patent No. 4,807,182. On August 30, 2004, the Company filed an answer denying these claims and filed counterclaims for invalidity and non-infringement. On May 31, 2005, the parties participated in a mediation and entered into a Memorandum of Understanding regarding the settlement of these claims and counterclaims for a total payment to Advanced Software. The formal settlement papers are in the process of being finalized. The Company has accrued for the expected cash settlement as the settlement is probable and expected to be completed in the quarter ended September 30, 2005. The Company does not expect the payment to be significant. While the Company expects to diligently negotiate the terms of a final settlement agreement, there can be no assurance that a settlement agreement will be signed or consummated. If the parties are unable to sign or consummate a final settlement agreement, the claims and counterclaims may be litigated. Intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend, cause the Company to cease making, licensing or using products that incorporate the challenged intellectual property, require the Company to redesign or reengineer its products, if feasible, divert management’s attention or resources, or cause product delays, or require the Company to enter into royalty or licensing agreements to obtain the right to use a necessary product, component or process; any of which could have a material impact on the Company’s consolidated financial condition and results of operation.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders on June 2, 2005, the following matters were considered and voted upon:
(a)	The election of two Class III directors to hold office until the 2008 Annual Meeting of Stockholders. The votes cast and withheld for such nominees were as follows:

	Votes	Votes
	For	Withheld
Ronald E. F. Codd	38,082,762	1,226,070
Bob L. Corey	38,875,257	433,575
(b)	To ratify the appointment of KPMG LLP as our independent registered public accounting firm for the year ending December 31, 2005.

For	38,474,942
Against	824,892
Abstain	8,998
     Based on these voting results, each of the directors nominated was elected and the appointment of KPMG LLP was ratified. The other directors whose term of office as a director continued following the Annual Meeting of Stockholders were: Frank J. Fanzilli, Jr., Martin W. Brauns, Thomas L. Thomas and Anthony Zingale.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, County of Santa Clara, State of California, on the 9th day of August 2005.

INTERWOVEN, INC.
(Registrant)

By:	/s/ MARTIN W. BRAUNS

Martin W. Brauns
President, Chief Executive Officer and
Chairman of the Board of Directors

/s/ JOHN E. CALONICO, JR.

John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2005

Number	Exhibit Title
31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).
31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).
32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.