Form 10-Q
period 2005-09-30
INTERWOVEN INC
filed 2005-11-09
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
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

Yes ☑	No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of October 28, 2005, there were approximately 42,114,000 shares of the registrant’s common stock outstanding.

INTERWOVEN, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERWOVEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
Assets	2005	2004

	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$49,480	$22,466
Short-term investments	77,236	111,291
Accounts receivable, net	29,001	28,292
Prepaid expenses and other current assets	6,242	8,450

Total current assets	161,959	170,499
Property and equipment, net	5,528	5,831
Goodwill, net	191,480	185,464
Other intangible assets, net	30,134	30,035
Other assets	1,907	1,947

Total assets	$391,008	$393,776

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,196	$5,568
Accrued liabilities	21,253	20,370
Restructuring and excess facilities accrual	7,475	8,966
Deferred revenues	49,574	50,121

Total current liabilities	82,498	85,025
Accrued liabilities	2,904	3,413
Restructuring and excess facilities accrual, less current portion	11,529	16,716

Total liabilities	96,931	105,154

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 125,000 shares authorized; 42,035 and 41,087 shares issued and outstanding, respectively	42	41
Additional paid-in capital	703,661	697,860
Deferred stock-based compensation	(1,752)	(2,067)
Accumulated other comprehensive loss	(368)	(205)
Accumulated deficit	(407,506)	(407,007)

Total stockholders’ equity	294,077	288,622

Total liabilities and stockholders’ equity	$391,008	$393,776

(1)	Derived from audited consolidated financial statements
See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
License	$17,417	$16,157	$48,500	$49,335
Support and service	26,522	24,104	78,958	67,815

Total revenues	43,939	40,261	127,458	117,150

Cost of revenues:
License	3,951	3,387	10,781	9,864
Support and service	10,654	9,705	30,864	28,643

Total cost of revenues	14,605	13,092	41,645	38,507

Gross profit	29,334	27,169	85,813	78,643

Operating expenses:
Sales and marketing	17,888	17,300	51,631	52,585
Research and development	7,635	7,746	23,503	23,033
General and administrative	3,506	3,052	9,887	9,022
Amortization of stock-based compensation	326	941	1,119	4,352
Amortization of intangible assets	834	1,217	2,472	3,631
Restructuring and excess facilities charges (recoveries)	35	(1,360)	(598)	10,477

Total operating expenses	30,224	28,896	88,014	103,100

Loss from operations	(890)	(1,727)	(2,201)	(24,457)
Interest income and other, net	984	468	2,605	1,114

Income (loss) before provision for income taxes	94	(1,259)	404	(23,343)
Provision for income taxes	278	243	903	729

Net loss	$(184)	$(1,502)	$(499)	$(24,072)

Basic and diluted net loss per common share	$(0.00)	$(0.04)	$(0.01)	$(0.60)

Shares used in computing basic and diluted net loss per common share	41,988	40,564	41,586	40,374

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(499)	$(24,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,758	3,312
Amortization of stock-based compensation	1,119	4,352
Amortization of intangible assets and purchased technology	11,021	11,548
Changes in allowance for doubtful accounts and sales returns	(545)	(479)
Changes in operating assets and liabilities:
Accounts receivable	698	8,485
Prepaid expenses and other	2,080	358
Accounts payable and accrued liabilities	(2,100)	(2,856)
Restructuring and excess facilities accrual	(6,678)	(4,474)
Deferred revenues	(896)	1,279

Net cash provided by (used in) operating activities	6,958	(2,547)

Cash flows from investing activities:
Purchases of property and equipment	(2,362)	(2,119)
Cash paid for business acquired, net	(16,596)	—
Purchases of investments	(79,287)	(48,157)
Maturities and sales of investments	113,493	81,936

Net cash provided by investing activities	15,248	31,660

Cash flows from financing activities:
Payment of bank borrowings	—	(602)
Net proceeds from issuance of common stock	4,809	3,810

Net cash provided by financing activities	4,809	3,208

Effect of exchange rates	(1)	(157)

Net increase in cash and cash equivalents	27,014	32,164
Cash and cash equivalents at beginning of period	22,466	30,061

Cash and cash equivalents at end of period	$49,480	$62,225

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$—	$32

Cash paid for income taxes, net of refunds	$251	$455

Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on short-term investments	$(162)	$(178)

Common stock issued in business combination	$1,354	$782

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Interwoven, Inc. (“Interwoven” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results for the entire year or for any other period.
     The consolidated balance sheet as of December 31, 2004 has been derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Such disclosures are contained in the Company’s Annual Report on Form 10-K.
     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current period presentation.
     All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company recorded an unrealized gain (loss) due to foreign currency translation of ($59,000) and $91,000 for the three months ended September 30, 2005 and 2004, respectively, and ($1,000) and ($157,000) for the nine months ended September 30, 2005 and 2004, respectively.
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
     Revenue Recognition
     Revenue consists principally of perpetual software licenses, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue is recognized for the delivered elements in an arrangement in which vendor specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. VSOE of fair value of support and other services is based on the Company’s customary pricing for such support and services when sold separately. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the residual fee attributable to the elements initially delivered (i.e., software product) when the basic criteria in SOP 97-2 have been met. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the support and professional services components including consulting and training services of its perpetual license arrangements. The Company sells its professional services separately and has established VSOE on this basis. VSOE for support is determined based upon the customer’s annual renewal rates for this element. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from support services is recognized ratably over its respective support period. If such evidence of fair value for each undelivered element does not exist, all revenue is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.
     Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.
     Persuasive evidence of an arrangement exists. The Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, which is signed by both the customer and the Company, or a signed purchase order from the customer and the customer agrees or has agreed to a license arrangement with the Company.
     Delivery has occurred. The Company’s software may be delivered either physically or electronically to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the terms of the agreement or when the software is made available to the customer through electronic delivery.
     The fee is fixed or determinable. If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the fee becomes due and payable. Fees due under an arrangement are deemed not to be fixed or determinable if a portion of the license fee is due beyond the Company’s normal payment terms, which are no greater than 185 days from the date of invoice.
     Collectibility is probable. The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years the customer has been in business, history of collection for each customer and market acceptance of its products within each geographic sales region. The Company typically sells to customers with whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and, ultimately, its ability to pay. If the Company determines from the outset of an arrangement or based on historical experience in a specific geographic region that collectibility is not probable based upon its review process, revenue is recognized as payments are received and all other criteria for revenue recognition have been met. The Company periodically reviews collection patterns from its geographic locations to ensure that its historical collection results provide a reasonable basis for revenue recognition upon entering into an arrangement. For example, in the third quarter of 2004, the Company began recognizing revenue from customers in Spain on an accrual basis. Previously, revenue had been recognized from customers in that country only when cash was received and all other criteria for revenue recognition were met.
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
     The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, market auction rate preferred and United States government agency securities. Realized gains and losses are calculated using the specific identification method. There were no realized gains (losses) for the three and nine months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, unrealized gains (losses) totaled ($60,000) and $108,000, respectively, and for the nine months ended September 30, 2005 and 2004, unrealized gains (losses) totaled ($162,000) and ($178,000). Unrealized gains and losses are included as a separate component of accumulated other comprehensive loss in stockholders’ equity.
     At December 31, 2004, the Company began to classify investments in auction-rate securities as short-term investments. These investments were included in cash equivalents in previous years and such amounts have been reclassified for all periods presented in the accompanying financial statements to conform to the current year classification. This change in classification had the effect of decreasing cash and cash equivalents as of September 30, 2004, increasing short term investments as of September 30, 2004 and decreasing cash flows from investing activities for the nine months ended September 30, 2004 by $2.0 million. However, this reclassification had no effect on the amounts of total current assets, total assets, net loss or cash flows from operations of the Company.
     Allowance for Doubtful Accounts
     The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2005 and December 31, 2004, the Company’s allowance for doubtful accounts was $603,000 and $961,000, respectively.
     Allowance for Sales Returns
     The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The accumulated allowance for sales return is reflected as a reduction from accounts receivable. The Company analyzes its revenue transactions, customer software installation patterns, historical return patterns, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At September 30, 2005 and December 31, 2004, the Company’s allowance for sales returns was $483,000 and $670,000, respectively.
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
     The Company derived a significant portion of total revenue in the three and nine months ended September 30, 2005 and 2004 from its Web content management and collaborative document management products and services. The Company expects that these products will continue to account for a significant portion of its revenues in future periods.
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
     Financial Instruments
     The Company enters into forward foreign exchange contracts where the counterparty is a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on accounts receivable. Although these contracts are or can be effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended. Any derivative that is either not designated as a hedge or is so designated but is ineffective per SFAS No. 133, is marked to market and recognized in results of operations.
     At September 30, 2005 and December 31, 2004, the notional equivalent of forward foreign currency contracts aggregated $3.6 million and $8.0 million, respectively. The fair value of the forward foreign exchange contracts was insignificant. The forward foreign currency contracts aggregating $3.6 million at September 30, 2005 are scheduled to expire in October 2005.
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
     The Company performed its annual impairment test in the third quarter of 2005. Based on this testing, the Company determined that the carrying value of its recorded goodwill had not been impaired. Accordingly, no impairment charge was recorded as a result of this testing. The Company will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that the Company’s goodwill may be impaired include the Company’s market capitalization declining below its net book value or the Company suffering a sustained decline in its stock price. A significant impairment could have a material adverse effect on the Company’s consolidated financial position and results of operations.
     Impairment of Long-Lived Assets
     The Company accounts for the impairment and disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less estimated selling costs, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale, if any, would be presented separately in the appropriate asset and liability sections of the balance sheet.
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
     Restructuring and Related Expenses
     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs To Exit an Activity (Including Certain Costs Associated with a Restructuring) and EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination. The Company adopted SFAS No. 146 effective January 1, 2003; therefore, the restructuring activities initiated on or after January 1, 2003 were accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 did not impact the Company’s restructuring obligations recognized in 2002 as these obligations must continue to be accounted for in accordance with EITF No. 88-10 and EITF No. 94-3 and other applicable pre-existing guidance.
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
     Restructuring obligations incurred prior to the adoption of SFAS No. 146 were accounted for and continue to be accounted for in accordance with EITF No. 88-10 and EITF No. 94-3. Specifically, the Company accounts for the costs associated with the reduction of its workforce in accordance with EITF No. 94-3. Accordingly, the Company recorded the liability related to these termination costs when the following conditions were met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.
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
     Stock-based Compensation
     At September 30, 2005, the Company had five stock-based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The resulting stock-based compensation is amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach is consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued at the end of each reporting period until vested.
     Pro Forma Net Loss and Net Loss per Share
     The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss:
As reported	$(184)	$(1,502)	$(499)	$(24,072)
Stock-based employee compensation included in net loss as reported, net of related tax *	326	941	1,119	4,352
Stock-based employee compensation using the fair value method, net of related tax *	(2,457)	(4,936)	(9,243)	(15,049)

Pro forma	$(2,315)	$(5,497)	$(8,623)	$(34,769)

Basic and diluted net loss per common share:
As reported	$(0.00)	$(0.04)	$(0.01)	$(0.60)
Pro forma	$(0.06)	$(0.14)	$(0.21)	$(0.86)

*	The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance.
     The estimated weighted average fair values of options granted under the stock option plans during the three months ended September 30, 2005 and 2004 were $3.78 and $5.58 per share, respectively. The weighted average fair values of stock purchase rights for the three months ended September 30, 2005 and 2004 were $1.16 and $2.01, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected life from vest date of option	0.75-1 year	1 year	0.75-1 year	1 year
Risk-free interest rate	3.87%-4.12%	3.5%	3.2%-4.2%	3.0%-3.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	42.59%-68.93%	118.9%	42.59%-70.9%	113.8%-118.9%
     The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Expected life from vest date of ESPP	0.5 – 2 years	0.5 – 2 years	0.5 – 2 years	0.5 – 2 years
Risk-free interest rate	1.0%-2.6%	1.1%	1.0%-2.6%	1.1%-1.3%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Volatility	45.0%-83.2%	31.2%	45.0%-83.2%	31.2%-56.8%
     On October 3, 2005, the Board of Directors approved the acceleration of vesting of approximately 3.2 million “out-of-the-money” unvested common stock options previously awarded to employees and officers under the Company’s stock option plans. The exercise price of common stock options accelerated ranged in price from $8.35 per share to $67.60 per share and had a weighted average exercise price of $10.42 per share. The acceleration of vesting was not conditioned on continued employment or other such restrictions; however, the holders of the common stock options accelerated are required to refrain from selling any shares acquired upon exercise before the date on which the shares to be sold would have vested had the vesting of common stock options not been accelerated. The acceleration of these common stock options eliminated future stock compensation expense the Company would otherwise have been required to recognize in its consolidated statement of operations with respect to these common stock options upon the adoption of Statement of Financial Accounting Standard No. 123R, Share-Based Payment (“SFAS No. 123R), in January 2006. The Company will be required to reflect material stock-based compensation expense in the pro forma footnote disclosure required by the provisions of SFAS No. 123 in its

     Annual Report on Form 10-K for the year ended December 31, 2005. The amount of this additional pro forma expense has not yet been determined.
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
     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(184)	$(1,502)	$(499)	$(24,072)

Shares used in computing basic and diluted net loss per common share	41,988	40,564	41,586	40,374

Basic and diluted net loss per common share	$(0.00)	$(0.04)	$(0.01)	$(0.60)

     For periods ended September 30, 2005 and 2004, 10.3 million and 11.2 million stock options, respectively, were anti-dilutive and excluded from the diluted net loss per share calculation due to the Company’s net loss in each of the periods presented.
Note 3. Comprehensive Loss
     Other comprehensive income (loss) refers to gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from operations.
     For the three and nine months ended September 30, 2005 and 2004, the components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net loss	$(184)	$(1,502)	$(499)	$(24,072)
Other comprehensive income (loss):
Translation adjustment *	(59)	91	(1)	(157)
Unrealized gain (loss) on available-for-sale investments *	(60)	108	(162)	(178)

Comprehensive loss	$(303)	$(1,303)	$(662)	$(24,407)

     Accumulated other comprehensive loss as of September 30, 2005 and December 31, 2004 consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Unrealized loss on available-for-sale investments *	$(401)	$(239)
Cumulative translation adjustment *	33	34

	$(368)	$(205)

*	The tax effect on translation adjustments and unrealized gain (loss) has not been significant.

Note 4. Mergers and Acquisitions
     In August 2005, the Company acquired Scrittura, Inc. (“Scrittura”), a provider of document automation software for the non-exchange based trading operations of financial services companies. The aggregate purchase price of this acquisition was $18.1 million, which included cash payments of $16.3 million, the assumption of Scrittura stock options of $1.4 million and transaction costs of $385,000. The purchase price may increase by up to $2.0 million if specific revenue and operating margin goals are achieved during a period that ends on December 31, 2005 with such purchase price increase payable in cash. The purchase price allocation is preliminary as management is in the process of obtaining certain information to finalize the value of a particular customer contract related intangible asset and the fair value of Interwoven’s remaining legal performance obligations in that contract. Our estimates and assumptions are subject to change upon the receipt of information and accordingly, additional purchase price adjustments may be required to be made, which in the opinion of the management is not expected to be material. The preliminary allocation of the purchase price for this acquisition included purchased technology of $7.4 million, non-competition covenants of $2.1 million, customer list of $1.3 million, customer backlog of $380,000, goodwill of $6.0 million and unamortized stock compensation of $1.2 million less the fair value of net liabilities of $240,000. The results of operations of Scrittura have been included in the consolidated results of operations of the Company since August 16, 2005 Pro forma financial information for Scrittura has not been presented, as the effects were not material to our consolidated financial statements.
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
Note 5. Stock-Based Compensation
     The amortization of stock-based compensation relates to the following functional categories in the accompanying condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cost of support and service revenues	$77	$51	$146	$202
Sales and marketing	78	340	334	1,468
Research and development	4	270	123	945
General and administrative	167	280	516	1,737

	$326	$941	$1,119	$4,352

     Amortization of stock-based compensation will be reduced in future periods to the extent options are terminated prior to full vesting.

Note 6. Goodwill and Intangible Assets
     The carrying amounts of the goodwill and other intangible assets as of September 30, 2005 and December 31, 2004 are as follows (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$42,381	$(23,805)	$18,576	$34,971	$(16,344)	$18,627
Patents and patent applications	4,506	(2,787)	1,719	4,506	(1,690)	2,816
Customer lists	12,831	(5,445)	7,386	11,581	(3,221)	8,360
Acquired workforce	464	(406)	58	464	(232)	232
Existing contract	380	—	380	—	—	—
Non-compete agreements	9,009	(6,994)	2,015	6,929	(6,929)	—

Other intangible assets	69,571	(39,437)	30,134	58,451	(28,416)	30,035
Goodwill	373,051	(181,571)	191,480	367,035	(181,571)	185,464

	$442,622	$(221,008)	$221,614	$425,486	$(209,987)	$215,499

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The aggregate amortization expense of intangible assets was $3.9 million and $4.0 million for three months ended September 30, 2005 and 2004, respectively, and $11.0 million and $11.5 million for nine months ended September 30, 2005 and 2004, respectively. Of the $3.9 million amortization of intangible assets recorded in the three months ended September 30, 2005, $834,000 was recorded in operating expenses and $3.1 million was recorded in cost of license revenues. Of the $4.0 million amortization of intangible assets recorded in the three months ended September 30, 2004, $1.2 million was recorded in operating expenses and $2.8 million was recorded in cost of license revenues. Of the $11.0 million amortization of intangible assets for the nine months ended September 30, 2005, $2.5 million was recorded as operating expenses and $8.5 million was recorded in cost of license revenues. Of the $11.5 million amortization of intangible assets for the nine months ended September 30, 2004, $3.6 million was recorded as operating expenses and $7.9 million was recorded in cost of license revenues. Based on the intangible assets balance as of September 30, 2005, the Company expects amortization of intangible assets recorded as operating expenses to be $886,000 in the remaining three months of 2005, $3.3 million in 2006, $2.9 million in 2007 and $308,000 in 2008, as well as the amortization of purchased technology classified as a cost of license revenues to be $3.5 million in the remaining three months in 2005, $13.1 million in 2006, $3.7 million in 2007, $2.1 million in 2008 and $325,000 in 2009.
     The change in the carrying amount (net of amortization) of goodwill for the nine months ended September 30, 2005 is as follows (in thousands):

Beginning balance at December 31, 2004	$185,464
Goodwill from acquisition	6,016

Ending balance at September 30, 2005	$191,480

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
     Workforce Reductions
     During the three months ended June 30, 2004, the Company implemented a restructuring plan in certain of its European locations, and within its professional services organization to better align its expenses with expected future revenues. These actions resulted in the termination of 28 employees and, as a result, the Company recorded a charge of $1.8 million associated with these workforce reductions. The employee terminations were substantially completed by December 31, 2004. At March 31, 2005, certain outstanding matters associated with these terminations were resolved and, accordingly, the Company reversed $333,000 of the recorded restructuring accrual related to litigation exposure and expected legal costs. At September 30, 2005, $34,000 remained accrued for workforce related restructuring.
     Excess Facilities
     In July 2004, the Company notified the landlord of a facility in Chicago, Illinois, that the Company was exercising a termination option included in the lease agreement for that facility effective August 31, 2005. As a result, the Company was relieved of future obligations under the lease after such date in return for a one-time termination payment of $346,000. In addition, on September 30, 2004, Interwoven entered into an agreement with the landlord of that facility, under which the lease termination date was changed to September 30, 2004 and the Company was relieved of its future obligations under its lease agreement in return for an additional one-time termination payment of $212,000. As a result, the Company reversed the remaining excess facilities accrual associated with this lease of $266,000.
     In September 2004, the Company and Ariba, Inc. (“Ariba”) entered into an amendment of the Amended and Restated Ariba Plaza Sublease dated August 6, 2001 between Ariba and Interwoven (the “Amendment”). Under the Amendment, the Company relinquished its rights to occupy approximately 89,000 square feet of currently unoccupied space and paid Ariba approximately $12.3 million in the quarter ended December 31, 2004. The Company was relieved of its obligation to pay rent and operating expenses on that space for the remaining term of the sublease, which ends July 31, 2007. As a result, the Company reversed the remaining excess facilities accrual associated with this lease of $1.1 million.
     During the three months ended June 30, 2005, the Company entered into an agreement to sublease an excess facility in Mountain View, California which was not previously anticipated or considered probable and, accordingly, reversed $462,000 of the previously recorded restructuring accrual.
     At September 30, 2005, the Company had $19.0 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $3.2 million. The Company reassesses the estimated liabilities each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. Those facilities that are not subleased are being marketed for sublease and are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could materially affect the Company’s consolidated financial condition and results of operations.
     The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting expected future lease payments, associated with these charges (in thousands):

	Work Force	Excess
Years Ending December 31,	Reduction	Facilities	Total
2005 (remaining three months)	$34	$2,400	$2,434
2006	—	7,243	7,243
2007	—	5,795	5,795
2008	—	1,612	1,612
2009	—	1,196	1,196
Thereafter	—	975	975

	34	19,221	19,255
Present value discount of future lease payments	—	(251)	(251)

	$34	$18,970	$19,004

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

		Non-Cancelable
		Lease
	Workforce	Commitments
	Cost	and Other	Total
Balance at December 31, 2004	$656	$25,026	$25,682
Restructuring and excess facilities charges (recoveries)	(365)	(461)	(826)
Accretion of restructuring obligations to present value	—	228	228
Cash payments	(257)	(5,823)	(6,080)

Balance at September 30, 2005	$34	$18,970	$19,004

Note 8. Borrowings
     The Company entered into a line of credit agreement in August 2001 with a financial institution, which was subsequently amended in June 2004. The amended line of credit provides for borrowings up to $16.0 million. Borrowings under the line of credit agreement are secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate (6.75% at September 30, 2005) or 1.5% above LIBOR in effect on the first day of the term. The line of credit expires in July 2006 and is primarily used as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At September 30, 2005 and December 31, 2004, there were no borrowings under this line of credit agreement.
     Interest expense was none and $11,000 for the three months ended September 30, 2005 and 2004, respectively, and $1,000 and $36,000 for the nine months ended September 30, 2005 and 2004, respectively.
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
     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of September 30, 2005 and December 31, 2004, the Company does not have or require an accrual for product or service warranties.

     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at September 30, 2005 and December 31, 2004.
Note 10. Interest Income and Other
     Interest income and other consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income	$990	$500	$2,653	$1,367
Interest expense	—	(11)	(1)	(36)
Foreign currency gain (loss)	53	23	82	(115)
Other	(59)	(44)	(129)	(102)

	$984	$468	$2,605	$1,114

Note 11. Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations or financial position.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143) (“FIN No. 47”). This Interpretation clarifies that the term conditional asset retirement obligation, as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and (or) method of settlement. Accordingly, an entity is required to recognize the fair value of a liability for the conditional asset retirement obligation when incurred and the uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective no later than December 31, 2005. Retrospective application of interim financial information is permitted but is not required. Additionally, companies shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The Company is currently evaluating the effect the adoption of FIN No. 47 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.
     In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. SFAS No. 123R allows either the modified prospective or the modified retrospective method as the method of transition. Under the modified prospective method, compensation cost is recognized beginning with the effective date of adoption (i) for all share-based payments granted after the effective date of adoption and (ii) for all stock options and restricted stock granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified retrospective method, prior periods may be restated for all periods presented. In April 2005, the Securities and Exchange Commission announced that the accounting provisions of SFAS No. 123R are effective at the beginning of a company’s next year that begins after June 15, 2005. The Company is now required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined the transition method or whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, the Company is evaluating the requirements under SFAS No. 123R and expects the adoption to have a significant adverse impact on its consolidated statements of operations and net loss per share.
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
     In December 2004, the FASB issued FSP No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004. It allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the AJCA and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. Management expects to complete this assessment in the next quarter.
Note 12. Contingencies
     In 2001, Interwoven and certain of its officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were named against iManage, its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for the Company’s October 8, 1999 initial public offering and January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against Interwoven and iManage and certain officers and directors of Interwoven and iManage. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of Interwoven’s and iManage’s respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and Interwoven and iManage, together with the other issuers named there under and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, the respective insurance carriers of Interwoven and iManage have agreed to assume Interwoven’s and iManage’s entire payment obligation under the terms of the settlement. The court has finalized its preliminary approval of a settlement and set a new hearing date in April 2006 to consider whether the settlement should be given final approval. The Company cannot be reasonably assured, however, that the settlement will be approved by the putative plaintiff classes or finally approved the District Court.
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
     The following table presents geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
United States of America	$30,052	$25,906	$85,581	$76,255
United Kingdom	4,145	5,764	14,051	16,721
Other geographies	9,742	8,591	27,826	24,174

	$43,939	$40,261	$127,458	$117,150

	September 30,	December 31,
	2005	2004
Long-lived assets (excluding goodwill):
United States of America	$34,835	$35,248
Other geographies	827	618

	$35,662	$35,866

     The Company’s revenues are derived from software licenses, consulting and training services and customer support. Although a significant portion of the Company’s revenue is derived from WorkSite and TeamSite products and related services, the Company does not specifically track revenues by individual products. The Company’s disaggregated revenue information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
License	$17,417	$16,157	$48,500	$49,335
Customer support	19,410	17,067	56,726	47,377
Consulting	5,965	5,921	18,727	17,281
Training	1,147	1,116	3,505	3,157

	$43,939	$40,261	$127,458	$117,150

     No customer accounted for more than 10% of the total revenues for the three and nine months ended September 30, 2005 and 2004. At September 30, 2005 and December 31, 2004, no single customer accounted for more than 10% of the outstanding accounts receivable.

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
Overview
     Incorporated in March 1995, we provide enterprise content management (“ECM”) software and services that enable businesses to create, review, manage, distribute and archive business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code, across the enterprise and its value chain of customers, partners and suppliers. Our ECM platform consists of integrated software product offerings, delivering customers end-to-end content lifecycle management including collaboration, e-mail management, imaging, digital asset management, Web content management, document management and records management. Customers have deployed our products for business initiatives such as Web content management, intranet management, marketing content management, collaborative portals, records management, deal management, matter-centric collaboration and content provisioning. To date, more than 3,300 enterprises and professional services organizations worldwide have licensed our software products. We market and license our software products and services primarily through a direct sales force and augment our sales, marketing and service efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. Our revenues to date have been derived primarily from accounts in the United States of America; revenues from outside of the United States of America accounted for 32% and 36% of our total revenues in the three months ended September 30, 2005 and 2004, respectively, and 33% and 35% of our total revenues in the nine months ended September 30, 2005 and 2004, respectively. We had 728 employees as of September 30, 2005.
Results of Operations
     Prior to 2003, our revenues were primarily derived from our Web content management product, TeamSite. Revenues from TeamSite have been affected since mid 2001 by a shift away from spending on public-facing Web applications to internal productivity enhancing applications and other software applications. In response to these challenges, we initiated and completed a series of strategic actions designed to expand our product offerings into the ECM market and create product offerings that we believe address a larger market opportunity. During 2003, we acquired MediaBin and iManage to extend our product offerings into digital asset management and collaborative document management. These business combinations also allowed us to benefit from greater economies of scale in our sales, marketing, development and administrative functions. We also completed a series of restructuring actions to help align our cost structure with expected revenues. These restructuring actions included staff reductions in all functional areas of our business, decreases in marketing and promotional spending and the abandonment of certain facilities in excess of current and expected future needs.
     The ECM market is fragmented, intensely competitive and growth in the market has been sporadic as customers tightly manage their information technology budgets and priorities. As a result, our results of operations have been impacted in recent periods by longer product evaluation periods, protracted contract negotiations and the multiple authorization requirements of our customers. While we have taken steps to mitigate the effects of these forces, we expect that our results of operations will continue to be impacted by these factors and others for the foreseeable future.

Revenues
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
License	$17,417	$16,157	8%	$48,500	$49,335	(2)%
Percentage of total revenues	40%	40%		38%	42%
Support and service	26,522	24,104	10%	78,958	67,815	16%
Percentage of total revenues	60%	60%		62%	58%

	$43,939	$40,261	9%	$127,458	$117,150	9%

     Total revenues increased 9% to $43.9 million for the three months ended September 30, 2005 from $40.3 million for the three months ended September 30, 2004. The increase in revenues was attributable to higher license revenue and higher revenues from customer support. Our average selling prices were $217,000 and $180,000 for the three months ended September 30, 2005 and 2004, respectively, for transactions in excess of $50,000 in aggregate license revenues. The increase in our average selling price resulted primarily from the receipt of four large customer orders of $1 million or greater during the quarter ended September 30, 2005. Sales outside of the United States of America represented 32% and 36% of our total revenues for the three months ended September 30, 2005 and 2004, respectively. The decrease as a percentage of total revenue was primarily the result of a revenue decline from customers in Europe. Total revenues increased 9% to $127.5 million for the nine months ended September 30, 2005 from $117.2 million for the nine months ended September 30, 2004. The increase in revenues was attributable to higher revenues from customer support, consulting services and, to a lesser extent, training services. The impact of foreign exchange fluctuations on revenue during the three months and nine months ended September 30, 2005 and 2004 was immaterial.
     License. License revenues increased 8% to $17.4 million for the three months ended September 30, 2005 from $16.2 million for the three months ended September 30, 2004. License revenues represented 40% of total revenues for the three months and nine months ended September 30, 2005 and 2004. The increase in license revenues for the three months ended September 30, 2005 over the prior year was attributable to the effect of larger customer orders and improved sales performance in the United States of America. License revenues decreased 2% to $48.5 million for the nine months ended September 30, 2005 from $49.3 million in the same period in 2004. We believe that the decrease in license revenues for the nine months ended September 30, 2005 over the prior year was attributable to a reduction in spending on information technology initiatives, longer sales cycles and reduced license revenues from our European operations. License revenues represented 38% and 42% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. We believe that reduced spending on information technology initiatives and the effect of longer sales cycles may continue to adversely affect our business for the foreseeable future and, to the extent that any improvement occurs in either the information technology spending environment or sales cycles, such improvements may not be sustained.
     Support and Service. Support and service revenues increased 10% to $26.5 million for the three months ended September 30, 2005 from $24.1 million for the three months ended September 30, 2004. The increase in support and service revenues was the result of a $2.3 million increase in customer support revenues from a larger installed base of customers and customer follow-on orders. Support and service revenues accounted for 60% of total revenues for the three months ended September 30, 2005 and 2004. Support and service revenues increased 16% to $79.0 million for the nine months ended September 30, 2005 from $67.8 million for the nine months ended September 30, 2004. This increase was the result of a $9.3 million increase in customer support revenues, a $1.5 million increase in consulting services revenues and a $348,000 increase in training services revenues. Support and service revenues accounted for 62% and 58% for the nine months ended September 30, 2005 and 2004, respectively.
     We realize lower gross profits on support and service revenues than on license revenues. In addition, we may contract with outside consultants and system integrators to supplement the services we provide to customers, which increases our costs and further reduces gross profits. As a result, if support and service revenues increase as a percentage of total revenues or if we increase our use of third parties to provide such services, our gross profits will be lower and our operating results may be adversely affected.

     To the extent that our license revenues decline in the future, our support and service revenues may also decline. Specifically, a decline in license revenues may result in fewer consulting engagements. Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a slow down in customer support revenues. However, since customer support revenues are recognized over the duration of the support contract, the impact will not be experienced for up to several months after a decline in license revenues. Customer support revenues may also be adversely impacted if customers fail to renew their support agreements or renew the agreements at a lower price than previously existed for their support arrangement.
Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
License	$3,951	$3,387	17%	$10,781	$9,864	9%
Percentage of total revenues	9%	8%		8%	8%
Percentage of license revenues	23%	21%		22%	20%
Support and service	10,654	9,705	10%	30,864	28,643	8%
Percentage of total revenues	24%	24%		24%	24%
Percentage of support and service revenues	40%	40%		39%	42%

	$14,605	$13,092	12%	$41,645	$38,507	8%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 9% and 8% of total revenues for the three months ended September 30, 2005 and 2004, respectively. The increase in cost of license revenues in absolute dollars for the three months ended September 30, 2005 from the same period in 2004 was attributable primarily to a $360,000 increase in amortization of purchased technology and a $326,000 increase in royalties due to third parties offset by a $122,000 decrease in packaging and supplies cost. Cost of license revenues represented 8% of total revenues for the nine months ended September 30, 2005 and 2004. The increase in cost of license revenues in absolute dollars for the nine months ended September 30, 2005 from the same period in 2004 was attributable to a $631,000 increase in amortization of purchased technology and $579,000 in higher royalties due to third parties offset by a $293,000 decrease in packaging and supplies cost.
     Based only on acquisitions completed through September 30, 2005, we expect the amortization of purchased technology classified as a cost of license revenues to be $3.5 million for the remaining three months of 2005, $13.1 million in 2006, $3.7 million in 2007, $2.1 million for 2008 and $325,000 for 2009. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded in our software are under fixed-fee arrangements.
     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with furnishing product updates to customers under active support contracts, subcontractor expenses, travel expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 10% to $10.7 million in the three months ended September 30, 2005 from $9.7 million for the same period in 2004. The increase in cost of support and service revenues in the three months ended September 30, 2005 from the same period in 2004 was due primarily to an increase of $581,000 in personnel related costs mainly from the additional headcount from Scrittura and $310,000 in travel expenses. Cost of support and service revenues represented 40% of support and service revenues for the three months ended September 30, 2005 and 2004. Cost of support and service revenues increased 8% to $30.9 million for the nine months ended September 30, 2005 from $28.6 million for the same period in 2004. The increase in cost of support and service revenues in the nine months ended September 30, 2005 from the same period in 2004 was due primarily to higher subcontractor fees of $910,000 as a result of the increased usage of outside consulting firms to supplement our current services capacity, higher travel expenses of $702,000 and higher personnel related costs of $584,000. Cost of support and service revenues represented 39% and 42% of support and service revenues in the nine months ended September 30, 2005 and 2004, respectively. The decrease in cost of support and service revenues as a percentage of its related revenues was primarily attributable to an increase in support revenues as a percentage of total support and service revenues, as support revenues generally have higher gross margins than consulting and training services. Support and service headcount was 204 and 177 at September 30, 2005 and 2004, respectively. The increase in headcount was due to hiring of support personnel primarily in the European and Asia Pacific geographic regions and the acquisition of Scrittura.
     Since our support and service revenues have lower gross profits than our license revenues, our overall gross margin percentage will typically decline if our support and service revenues increase as a percent of total revenues. We expect cost of support and service revenues as a percentage of support and service revenues to vary from period to period, depending in part on the percentage of services performed by our in-house staff or outside subcontractors.
Operating Expenses
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Sales and marketing	$17,888	$17,300	3%	$51,631	$52,585	(2)%
Percentage of total revenues	41%	43%		41%	45%
     Sales and marketing expense consists of salaries, commissions, benefits and related costs for sales and marketing personnel, travel expense and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expense increased 3% to $17.9 million for the three months ended September 30, 2005 from $17.3 million for the three months ended September 30, 2004. The increase in sales and marketing expense in the three months ended September 30, 2005 from the same period in 2004 was due primarily to a $508,000 increase in commissions as a result of higher license revenue, a $143,000 increase in marketing expense, and a $113,000 increase in personnel costs, offset in part by a $109,000 decrease in rent expense and a $70,000 decrease in depreciation expense. Sales and marketing expense decreased 2% to $51.6 million for the nine months ended September 30, 2005 from $52.6 million for the same period in 2004. The decrease in sales and marketing expense in the nine months ended September 30, 2005 from the same period in 2004 was due primarily to a $626,000 decrease in personnel costs, a $325,000 decrease in rent expense as we renewed certain lease arrangements on favorable terms, a $312,000 decrease in depreciation expense, a $281,000 decrease in travel expense, and a $258,000 decrease in outside services, offset in part by a $685,000 increase in marketing expense and a $227,000 increase in recruiting expense. Sales and marketing expense represented 41% and 43% of total revenues in the three months ended September 30, 2005 and 2004, respectively, and 41% and 45% of total revenues for the nine months ended September 30, 2005 and 2004, respectively. The decline in sales and marketing expense as a percentage of total revenues is due to lower variable compensation costs and higher total revenues. Sales and marketing headcount was 240 and 234 at September 30, 2005 and 2004, respectively.
     We anticipate that sales and marketing expense, as a percentage of total revenues, will decrease slightly in 2005 from levels posted in 2004 due to expected economies of scale as a result of total revenue growth. We expect that the percentage of total revenues represented by sales and marketing expense will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.

     Research and Development
     The following sets forth, for the periods indicated, our research and development expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Research and development	$7,635	$7,746	(1)%	$23,503	$23,033	2%
Percentage of total revenues	17%	19%		18%	20%
     Research and development expense consists of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expense decreased 1% to $7.6 million in the three months ended September 30, 2005 from $7.7 million for the three months ended September 30, 2004. The decrease in the three months ended September 30, 2005 from the same period in 2004 was primarily due to a $284,000 decrease in third-party contractor fees and a $152,000 decrease in rent expense, offset in part by a $288,000 increase in personnel related costs. Research and development expense increased 2% to $23.5 million for the nine months ended September 30, 2005 from $23.0 million for the same period in 2004. The increase in the nine months ended September 30, 2005 from the same period in 2004 was primarily due to an $819,000 increase in personnel related costs and an $87,000 increase in travel expense, offset in part by a $128,000 decrease in depreciation expenses and a $282,000 decrease in rent expense as we renewed certain lease arrangements on favorable terms. Research and development expense was 17% and 18% of total revenues in the three and nine months ended September 30, 2005, respectively, and was 19% and 20% for the three and nine months ended September 30, 2004. The decline in research and development expense as a percentage of total revenues is due to increased revenues. Research and development headcount was 198 and 200 at September 30, 2005 and 2004, respectively. We expect that research and development expense in 2005 will decline slightly as a percentage of total revenues when compared to similar periods in 2004 as we continue to manage our expenses and realize greater expected cost efficiencies in our product development activities.
General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
General and administrative	$3,506	$3,052	15%	$9,887	$9,022	10%
Percentage of total revenues	8%	8%		8%	8%
     General and administrative expense consists of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology, as well as costs associated with being a public company including listing fees, directors and officers insurance and audit fees. General and administrative expense increased 15% to $3.5 million for the three months ended September 30, 2005 from $3.1 million for the three months ended September 30, 2004. The increase was primarily due to an increase of $357,000 in accounting fees and an increase of $190,000 in personnel related costs partially offset by a decrease of $140,000 in bad debt expense. General and administrative expense increased 10% to $9.9 million for the nine months ended September 30, 2005 from $9.0 million for the same period in 2004. The increase was primarily due to an increase of $536,000 in accounting fees, an increase of $439,000 in personnel related costs and an increase of $97,000 in outside services offset in part by a decrease of $232,000 in bad debt expense. General and administrative expense represented 8% of total revenues in the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004. General and administrative headcount was 86 and 81 at September 30, 2005 and 2004, respectively. We expect general and administrative expense to remain constant as a percentage of total revenues in 2005 when compared to 2004.

     Amortization of Stock-Based Compensation
     The following sets forth, for the periods indicated, our amortization of stock-based compensation (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Amortization of stock-based compensation	$326	$941	(65)%	$1,119	$4,352	(74)%
Percentage of total revenues	1%	2%		1%	4%
     We recorded deferred stock-based compensation in connection with stock options granted prior to our initial public offering, for a stock option grant made to our Chief Executive Officer at an exercise price below the fair market value of our common stock on the date of grant and in connection with stock options granted and assumed in our business combinations. Amortization of stock-based compensation was $326,000 and $941,000 for the three months ended September 30, 2005 and 2004, respectively, and $1.1 million and $4.4 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in amortization of stock-based compensation was primarily attributable to the use of the accelerated method of amortizing deferred stock-based compensation expense, as prescribed by Financial Accounting Standards Board Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25), which has resulted in greater recognition of amortization expense in the beginning of the vesting period for such options. Based on deferred stock-based compensation recorded through September 30, 2005, we expect the amortization of deferred stock-based compensation to be $497,000 in the remaining three months of 2005, $1.1 million in 2006 and $157,000 in 2007. We may incur additional amortization expense beyond these expected future levels to the extent we modify the terms of any existing option awards or grant new awards which are determined to require variable accounting treatment.
     Amortization of stock-based compensation related to the following expense categories in the accompanying consolidated statements of operations for 2005 and 2004, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Cost of support and service revenues	$77	$51	$146	$202
Sales and marketing	78	340	334	1,468
Research and development	4	270	123	945
General and administrative	167	280	516	1,737

	$326	$941	$1,119	$4,352

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, which revises SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, including the issuance of stock options and other stock-based compensation to employees. Companies are required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. SFAS No. 123R is effective for the first annual reporting period after June 15, 2005 and applies to all awards granted after the effective date and to awards modified, repurchased or canceled after that date. Although we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, we are currently assessing the impact of adopting SFAS No. 123R. As we have 4.4 million unvested stock options outstanding at September 30,

2005 (including the unvested “out of the money” common stock options that were accelerated as of October 3, 2005), we expect the adoption of SFAS No. 123R will have a significant adverse impact on our consolidated statements of operations.
     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Amortization of intangible assets	$834	$1,217	(31)%	$2,472	$3,631	(32)%
Percentage of total revenues	2%	3%		2%	3%
     Amortization of intangible assets was $834,000 and $1.2 million for the three months ended September 30, 2005 and 2004, respectively, and $2.5 million and $3.6 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in amortization of intangible assets was due to certain intangible assets becoming fully amortized. Based on the intangible assets balance as of September 30, 2005, we expect amortization of intangible assets classified as operating expenses to be $886,000 in the remaining three months of 2005, $3.3 million in 2006, $2.9 million in 2007 and $308,000 in 2008. We may incur additional amortization expense beyond these expected future levels to the extent we make additional acquisitions.
     We performed our annual impairment test on goodwill in the third quarter of 2005. Based on this testing, we determined that the carrying value of recorded goodwill of $191.5 million had not been impaired. Accordingly, no impairment charge was recorded as a result of this testing. Generally accepted accounting principles in the United States of America require that we review the value of goodwill and intangible assets from time to time to determine whether the recorded values of these assets have been impaired and should be reduced. We will perform impairment assessments on an interim basis when indicators exist that goodwill or our intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.
     Restructuring and Excess Facilities Charges (Recoveries)
     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Restructuring and excess facilities charges (recoveries)	$35	$(1,360)	(103)%	$(598)	$10,477	(106)%
Percentage of total revenues	*	(3)%		*	9%
     *percent not meaningful
     For the three months ended September 30, 2005, we recorded $67,000 associated with the accretion of discounted future lease payments associated with facilities leases recorded under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We also reversed $32,000 of the recorded restructuring accrual related to expected settlement costs since the outstanding matters associated with the termination of certain European employees were settled.

     During the three months ended June 30, 2005, we reversed $462,000 of the previously recorded restructuring accrual as a result of our subleasing an excess facility in Mountain View, California, which sublease was not previously anticipated or considered probable. We also recorded $159,000 in the three months ended June 30, 2005 associated with the accretion of discounted future lease payments related to excess facilities.
     At the end of the three months ended March 31, 2005, we resolved several outstanding matters associated with the termination of certain European employees in 2004. As a result, we reversed $333,000 of the recorded restructuring accrual related to expected settlement costs. We also recorded $3,000 for the three months ended March 31, 2005 associated with the accretion of discount associated with facilities.
     During the three months ended September 30, 2004, we entered into an agreement with the landlord of an excess facility in Chicago, Illinois. As part of this agreement, we were relieved of future obligations under the lease agreement in return for a one-time termination payment of $212,000. As a result, we reversed the remaining excess facilities accrual associated with this lease of $266,000. In addition, we entered into an agreement with the sublandlord of our corporate headquarters. As part of this agreement, we relinquished our rights to occupy approximately 89,000 square feet of currently unoccupied space and were relieved of future obligations under the sublease agreement in return for a one-time termination payment of $12.3 million. As a result, we reversed the $1.1 million remaining excess facilities accrual associated with this lease.
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
Interest Income and Other, Net
     The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Interest income and other, net	$984	$468	110%	$2,605	$1,114	134%
Percentage of total revenues	2%	1%		2%	1%
     Interest income and other is composed of interest earned on our cash, cash equivalents and investments, foreign exchange transaction gains and losses. Interest income and other increased $516,000, or 110%, to $984,000 for the three months ended September 30, 2005 from $468,000 for the three months ended September 30, 2004. The increase was primarily due to higher interest income as a result of increasing interest rates. For the nine months ended September 30, 2005, interest and other income increased $1.5 million, or 134%, to $2.6 million from $1.1 million recorded in the same period in 2004. The increase was primarily due to higher interest income of $1.3 million and foreign exchange gains of $197,000.

Provision for Income Taxes
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005	2004	Change	2005	2004	Change
Provision for income taxes	$278	$243	14%	$903	$729	24%
Percentage of total revenues	1%	1%		1%	1%
     The provision for income taxes recorded for the three and nine months ended September 30, 2005 and 2004 related to state and foreign taxes. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. Currently, it is determined that it is not likely that the assets will be realized. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.
     Liquidity and Capital Resources

	September 30,
	2005	2004	Change
	(in thousands, except percentages)
Cash, cash equivalents and short-term investments	$126,716	$138,694	(9)%
Working capital	$79,461	$80,741	(2)%
Stockholders’ equity	$294,077	$285,471	3%
     Our primary sources of cash are the collection of accounts receivable from our customers, proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services and facilities costs. We have also used cash to purchase property and equipment, pay liabilities associated with excess facilities and acquire businesses and technologies to expand our product offerings.
     A number of non-cash items were charged to expense and contribute to our net loss for the three and nine months ended September 30, 2005 and 2004. These items include depreciation and amortization of property and equipment, intangible assets and deferred stock-based compensation. The extent to which these non-cash items increase or decrease will have no corresponding impact on our operating cash flows.
     Cash provided by operating activities for the nine months ended September 30, 2005 was $7.0 million, representing an improvement of $9.5 million from the same period in 2004. This improvement primarily resulted from a smaller net loss, adjustments for non-cash expenses and payments to reduce our restructuring and excess facilities accrual offset in part by higher accounts receivable outstanding. Payments made to reduce our excess facilities obligations totaled $5.8 million. Our days sales outstanding in accounts receivable (“days outstanding”) were 60 days at September 30, 2005 and December 31, 2004.
     Cash used by operating activities for the nine months ended September 30, 2004 was $2.5 million. This amount primarily resulted from our net loss, adjusted for non-cash expenses, payments to reduce our restructuring and excess facilities and payments against accounts payable and accrued liabilities. The cash used in operating activities was offset by a decrease in accounts receivable and an increase in deferred revenues. Our days sales outstanding were 58 days at September 30, 2004. Deferred revenues increased due to higher renewals of customer support contracts.
     Cash provided by investing activities was $15.2 million for the nine months ended September 30, 2005. This primarily resulted from net proceeds from short-term investments of $34.2 million, comprised of $113.5 million of proceeds from the maturity and sale of investments partially offset by $79.3 million to purchase investment securities, and $2.4 million to purchase property and equipment. In addition, our investing activities included $16.6 million in net cash used to acquire Scrittura.

     Cash provided by investing activities was $31.7 million for the nine months ended September 30, 2004. This primarily resulted from net proceeds from short-term investments of $33.8 million, comprised of $81.9 million of proceeds from the maturity and sale of investments partially offset by $48.1 million to purchase investment securities, and $2.1 million to purchase property and equipment.
     Cash provided from financing activities was $4.8 million and $3.2 million for the nine months ended September 30, 2005 and 2004, respectively, and consists primarily of cash received from the exercise of common stock options and shares issued under the Company’s employee stock purchase plan. Additionally, in 2004, we used $602,000 to retire a bank loan assumed in our acquisition of iManage.
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
     Bank Borrowings. We have a $16.0 million line of credit available to us at September 30, 2005, which is secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under our line of credit. This line of credit agreement expires in July 2006 and is primarily used as collateral for letters of credit required by our facilities leases. There were no outstanding borrowings under this line of credit as of September 30, 2005.
     Facilities. We lease our facilities under operating lease agreements that expire at various dates through 2016. As of September 30, 2005, minimum cash payments due under our operating lease obligations totaled $43.1 million. The following presents our prospective future lease payments under these agreements as of September 30, 2005, which is net of our estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Total

2005 (remaining three months)	$2,402	$1,929	$288	$452	$2,093	$4,331
2006	9,005	7,332	1,015	1,211	7,528	16,337
2007	5,541	5,498	587	868	5,779	11,039
2008	1,156	1,990	647	286	1,629	3,146
2009	842	1,258	348	286	1,196	2,100
Thereafter	5,091	1,049	291	238	996	6,140

	$24,037	$19,056	$3,176	$3,341	19,221	$43,093

Present value discount of future lease payments					(251)

Obligations for excess facilities as of September 30, 2005					$18,970

     Of these future minimum lease payments, we have $19.0 million recorded in the restructuring and excess facilities accrual at September 30, 2005. This accrual, in addition to minimum lease payments of $19.1 million, includes estimated operating expenses of $3.3 million, is net of estimated sublease income of $3.2 million and is net of the present value impact of $251,000 recorded in accordance with SFAS No. 146. We estimated sublease income and the related timing thereof based on existing sub-lease agreements or on the opinions of independent real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
     In relation to our excess facilities, we may decide to negotiate and enter into lease termination agreements, if and when the circumstances are appropriate. These lease termination agreements would likely require that a significant amount of the remaining future lease payments be paid at the time of execution of the agreement, but would release us from future lease payment obligations for the abandoned facility. The timing of a lease termination agreement and the corresponding payment could materially affect our cash flows in the period of payment.
     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At September 30, 2005, we had $12.4 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments.
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
Financial Risk Management
     As a global company, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-United States Dollar-denominated revenues and operating expenses in Europe, Asia Pacific, Australia and Canada.
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

Critical Accounting Policies
     In preparing our condensed consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net loss, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management in the preparation of our consolidated financial statements. While there are a number of accounting policies, methods and estimates affecting our condensed consolidated financial statements, areas that are particularly significant include:
•	revenue recognition;

•	estimating the allowance for doubtful accounts and sales returns;

•	estimating the accrual for restructuring and excess facilities costs;

•	accounting for stock-based compensation;

•	accounting for income taxes; and

•	valuation of long-lived assets, intangible assets and goodwill.
     Revenue Recognition. We derive revenues from the license of our software products and from support, consulting and training services that we provide to our customers.
     We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc.), revenue is recognized for delivered elements only where vendor specific objective evidence of fair value exists for all of the undelivered elements. Our specific objective evidence of fair value is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of undelivered elements (e.g., support, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.
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
     Allowance for Doubtful Accounts. We make estimates as to the overall collectibility of accounts receivable and provide an allowance for accounts receivable considered uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, our allowance for doubtful accounts consists of specific accounts where we believe collection is not probable and a rate based on our historical experience which is applied to accounts receivable not specifically reserved. At September 30, 2005 and December 31, 2004, our allowance for doubtful accounts balance was $603,000 and $961,000, respectively. These amounts represent 2% and 3% of total accounts receivable at September 30, 2005 and December 31, 2004, respectively. The decrease in the allowance for doubtful accounts in absolute dollars reflects the continued improvement of our aged accounts receivable profile.
     Allowance for Sales Returns. From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management specifically analyzes our revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At September 30, 2005 and December 31, 2004, our allowance for sales returns was $483,000 and $670,000, respectively.
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
     We accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within the Company to calculate the termination benefits to be provided to affected employees. At September 30, 2005, $34,000 was accrued for future severance and termination benefits payments.
     In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value of expected sublease income over the remainder of the lease term and of related exit costs, if any, we receive appraisals from real estate brokers to aid in our estimate. In addition, during the evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may be impaired. Excluding the facilities that are currently subleased, our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could require additional charges or credits that could materially affect our consolidated financial condition and results of operations. At September 30, 2005, we had $19.0 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $3.2 million. We reassess our excess facilities liability each period based on current real estate market conditions.
     Accounting for Stock-Based Compensation. We currently measure compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under this method, we do not record compensation expense when stock options are granted to eligible participants as long as the exercise price is not less than the fair market value of the stock when the option is granted. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, we disclose our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies with fiscal years beginning after June 15, 2005. We are required to adopt this new standard on January 1, 2006.
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
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. At September 30, 2005, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward.
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
     We have determined that we have one reporting unit. We performed and completed our required annual impairment testing in the third quarter of 2005. Upon completing our review, we determined that the carrying value of our recorded goodwill had not been impaired and no impairment charge was recorded. Although we determined in 2005 that our recorded goodwill had not been impaired, changes in the economy, the business in which we operate and our own relative performance may result in goodwill impairment in future periods.
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
     The following table reflects the expected future amortization of intangible assets (in thousands):

	Amortization	Amortization
	of Intangible	of Purchased
Years Ending December 31,	Assets	Technology	Total
2005 (remaining three months)	$886	$3,472	$4,358
2006	3,312	13,076	16,388
2007	2,939	3,752	6,691
2008	308	2,064	2,372
2009	—	325	325

	$7,445	$22,689	$30,134

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The amortization expense related to the intangible assets may be accelerated in the future if we reduce the estimated useful life of the intangible assets.
Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 11 Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item. 1.
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
     We have incurred operating losses on a quarterly and annual basis throughout our history. As of September 30, 2005, we had an accumulated deficit of $407.5 million. We must increase both our license and support and service revenues to achieve and sustain profitable operations and positive cash flows. If our revenues do not grow, we will not achieve and maintain profitable operations, which could cause the price of our common stock to decline. In addition, our revenues may decline from prior period levels resulting in greater operating losses and significant negative cash flows, which could cause us to fail and the price of our common stock to decline.

Many factors can cause our revenues to fluctuate on a quarterly basis and if we fail to satisfy the expectations of investors or securities analysts, our stock price may decline.
     Our quarterly and annual operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors impacting these fluctuations are likely to be:
•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the inherent complexity, length and associated unpredictability of our sales cycle;

•	the number of new information technology initiatives launched by our customers;

•	the success or failure of any of our product offerings to meet with customer acceptance;

•	the size and complexity of our license and service transactions;

•	delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	timing of large customer orders;

•	changes in competitors’ product offerings;

•	sales force capacity and the influence of resellers and systems integrator partners;

•	our ability to integrate newly acquired products with our existing products and effectively sell newly acquired products;

•	the level of our sales incentive and commission related expenses; and

•	seasonal variations in our operating results.
     Many of these factors are outside of our control. Further, because we experience seasonal variations in our operating results, our operating results may vary significantly from one quarter to the next as part of our normal business cycle. As a result, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. If our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.
Our products have a long and unpredictable sales cycle, which makes it difficult to forecast our future results and may cause our operating results to vary from period to period.
     Our sales cycle typically ranges from six to nine months. However, the period between initial contact with a prospective customer and the licensing of our software applications varies and can last more than twelve months. In recent quarters, we have experienced a lengthening of our sales cycle as we have been successful at selling multiple products in customer orders. These kinds of orders are complex and difficult to complete because prospective customers generally consider a number of factors before committing to purchase a suite of products or applications. Factors considered by prospective customers in evaluating our software products include, among other factors, product benefits, cost and time of implementation, return on investment, ability to operate with existing and future systems, product reliability, ability to accommodate increased transaction volume, suite integration and ability to provide an end-to-end solution. Customer evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend significant time and resources informing prospective customers about our software products, which may not result in a completed transaction and may negatively impact our operating margins. Even if a customer chooses our software products, completion of the associated sales transaction is subject to a number of factors, which makes our quarterly revenues difficult to forecast. These factors include but are not limited to the following:
•	Licensing of our software products is often an enterprise-wide decision by our customers that involves many customer-specific factors in addition to the factors mentioned above. Accordingly, our ability to license our software products may be affected by changes in the strategic importance of content management projects to a customer, a customer’s budgetary constraints or changes in a customer’s personnel.

•	Passage through customer approval and expenditure authorization processes can be difficult and time consuming. Delays in the authorization and approval process, even after vendor selection, could impact the timing and amount of revenues recognized in a quarterly period.

•	Changes in our sales incentive plans may have an unpredictable impact on our sales cycle and contracting activities.

•	The number, timing and significance of enhancements to our software products and the introduction of new software by our competitors and us may affect customer purchases.
     Over the last several years, our sales cycles have been affected by increased customer scrutiny of software purchases regardless of transaction size. Specifically, we experienced several delayed software license orders at the end of the second quarter of 2005, representing a larger cumulative value of delayed transactions than experienced in recent quarters. A continued lengthening of our sales cycles or our inability to predict these trends could result in lower than expected future revenue, which would have an adverse impact on our consolidated operating results and could cause our stock price to decline.
     Our sales incentive plans are primarily based on quarterly and annual quotas for sales representatives and certain sales support personnel. These sales incentive plans have accelerated commission rates in the event a representative exceeds the expected sales quota. The concentration of sales orders with any one or a few sales representatives has resulted, and in the future may result, in commission expense in excess of forecasted levels, which have caused, or would in the future cause, fluctuations in sales and marketing expenses. As an example, several of our sales representatives substantially overachieved their sales quotas for the third quarter of 2005 resulting in higher than anticipated commission expense in that quarter. Any increase in sales and marketing expenses could adversely affect our consolidated results of operations .
Our revenues are derived from a small number of software products and vertical markets.
     For the three and nine months ended September 30, 2005 and 2004, we believe that a significant portion of our total revenue was derived from our WorkSite and TeamSite products and related services. We expect that these products will continue to account for a significant portion of our revenues in future periods. Accordingly, any decline in the demand for these products or services will have a material and adverse effect on our consolidated financial condition and results of operations. We generated lower than expected revenues from our TeamSite product in the first quarter of 2005 due to weak sales to customers in Europe and experienced several delayed transactions in the second quarter of 2005.
     We also derive a significant portion of our revenues from a few vertical markets. In particular, our WorkSite product is primarily sold to professional service organizations, such as law firms, accounting firms and corporate legal departments. In order for us to sustain and grow our business, we must continue to successfully sell our software products and services into this vertical market. Failure to successfully sell to professional service organizations will have a material and adverse effect on our consolidated financial condition and results of operations. In general, we believe that our customers in these markets are affected by the same conditions that affect our customers in other markets.
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
     Our ability to achieve our forecasted quarterly earnings is dependent on the dollar value of license transactions being in the mid to high six-figure range. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. While we had no transaction in excess of $1 million in the first six months of 2005, we had four customer license transactions of $1 million or greater in the third quarter of 2005. Because it is difficult for us to accurately predict the timing of large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from levels anticipated by us and our stockholders. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.
Contractual issues may arise during the negotiation process that may delay anticipated transactions and our ability to recognize revenue as expected.
     Because our solutions are often a critical element to the information technology systems of our customers, the process of contractual negotiation may be protracted. The additional time needed to negotiate mutually acceptable terms that culminate in an agreement to license our products could extend the sales cycle.
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
     We also face potential competition from our strategic partners, such as Microsoft Corporation, or from other companies that may in the future decide to compete in our market. Many of our existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Groove Networks by Microsoft Corporation, Captiva Software Corporation and Documentum, Inc. by EMC Corporation, Presence Online Pty Ltd. by IBM, Optika, Inc. by Stellent, Inc., Artesia Technologies, Inc. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.

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
     Our installed customer base has traditionally generated additional license and support and service revenues. In addition, the success of our strategic plan depends on our ability to cross-sell products, such as the products acquired in the acquisitions of MediaBin, iManage and Software Intelligence to our installed base of customers. Our ability to cross-sell new products may depend in part on the degree to which new products have been integrated with our existing application suite, which may vary with the timing of new product acquisitions or releases. In future periods, customers may not necessarily license additional products or contract for additional support or other services. Customer support agreements are generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide to cancel their support agreements or fail to license additional products or contract for additional services, or if they reduce the scope of their support agreements, revenues could decrease and our operating results could be adversely affected.
Support and service revenues have represented a large percentage of our total revenues. Our support and service revenues are vulnerable to reduced demand and increased competition.
     Our support and service revenues represented approximately 60% of total revenues for the three months ended September 30, 2005 and 2004. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, reduced license revenue in the first nine months of 2005 may result in reduced support and services revenue in future periods. Additionally, demand for these services is also affected by competition from independent service providers and systems integrators with knowledge of our software products. Since mid-2000, we have experienced increased competition for professional services engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues may decline and such a decline would have a material and adverse effect on our consolidated financial condition and results of operations.
     For the three months ended September 30, 2005 and 2004, we recognized support revenues of $19.4 million and $17.1 million, respectively. Our support agreements typically have a term of one year and our renewable thereafter for periods generally of one year. Customers may elect not to renew their support agreements or may renew the agreements at a lower price, thereby reducing our future support revenue.
Charges to earnings resulting from the application of the purchase method of accounting and asset impairments may adversely affect the market value of our common stock.
     In accordance with accounting principles generally accepted in the United States of America, we accounted for our acquisitions using the purchase method of accounting, which resulted in significant charges to earnings in prior periods and, through ongoing amortization, will continue to generate charges that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we allocated the total estimated purchase price of these acquisitions to their net tangible assets, amortizable intangible assets, intangible assets with indefinite lives based on their fair values as of the closing date of these transactions and recorded the excess of the purchase price over those fair values as goodwill. A portion of the estimated purchase price in the iManage and MediaBin acquisitions was also allocated to in-process technology and was expensed in the quarter in which the acquisition was completed. We will incur additional depreciation and amortization expense over the useful lives of certain net tangible and intangible assets acquired and significant stock-based compensation expense in connection with these transactions. These depreciation and amortization charges could have a material impact on our consolidated results of operations.
     At September 30, 2005, we had $191.5 million in net goodwill and $30.1 million in net other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of these acquired assets from time to time to determine whether the recorded values have been impaired and should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We will continue to perform impairment assessments on an interim basis when indicators exist that goodwill or our intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.
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
     These fluctuations may make it more difficult to use our stock as currency to make acquisitions that might otherwise be advantageous, or to use stock options as a means to attract and retain employees. Any shortfall in revenue or net income (loss) compared to expectations, as we experienced in the second quarter of 2005, could cause an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls until late in the quarter and may not be able to adjust successfully to these shortfalls, which could result in an even more immediate and greater decline in the trading price of our common stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. If we become subject to any litigation of this type, we could incur substantial costs and our management’s attention and resources could be diverted while the litigation is ongoing.
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
     Our direct sales force depends on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. Approximately 57% of our new license orders for the quarter ended September 30, 2005 were influenced by our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits and lose our investments in those relationships. In addition, revenues from any strategic partnership, no matter how significant we expect it to be, depend on a number of factors outside our control, are highly uncertain and may vary from period to period. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.
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
     We may also be unable to grow our revenues if we do not successfully obtain leads and referrals from our customers. If we are unable to maintain these existing customer relationships or fail to establish additional relationships of this kind, we will be required to devote substantially more resources to the sales and marketing of our products. As a result, we are dependent on the willingness of our customers to provide us with introductions, referrals and leads. Our current customer relationships do not afford us any exclusive marketing and distribution rights. In addition, our customers may terminate their relationship with us at any time, pursue relationships with our competitors or develop or acquire products that compete with our products. Even if our customers act as references and provide us with leads and introductions, we may not penetrate additional markets or grow our revenues.
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
     We have established offices in various international locations in Europe and Asia Pacific, including a customer support and development operation in Bangalore, India and we derive a significant portion of our revenues from these international locations. For the three months ended September 30, 2005 and 2004, revenues from these international operations constituted approximately 32% and 36% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:
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
     Any of these risks could reduce revenues from international locations, or increase our cost of doing business outside of the United States. For example, beginning January 1, 2005, our Vice President of Enterprise Sales in Europe moved to Singapore to assume the role of our Vice President of Enterprise Sales in the Asia Pacific region. We believe the delay in replacing this position in the quarter caused our revenues from customers in Europe to suffer in the first quarter of 2005. Additionally, we believe economic conditions in Europe have adversely affected our sales in that region over the last three quarters.
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
     Over the last several years, we have significantly reduced our worldwide employee headcount. In connection with our restructuring plans and business combinations, we relocated offices and abandoned facilities in the San Francisco Bay area; Chicago; New York City; Boston; Austin, Texas and several locations internationally. As a result, we are paying for facilities that we are not using and have no future plans to use. We recorded charges for excess facilities, net of expected sublease income, of $8.1 million, $12.6 million and $30.0 million in the years ended December 31, 2004, 2003 and 2002, respectively. At September 30, 2005, we have an accrual for excess facilities of $19.0 million, which is net of anticipated sublease income of $3.2 million. If the commercial real estate market deteriorates, if our anticipated sublease income is not realized or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of sublease income in the future which may be material to our consolidated financial condition and results of operations.
     We have continued to review our operational performance across our company and will continue to make cost adjustments to better align our expenses with our expected revenues. We also may be required to make further adjustments to our business model to achieve operational efficiency and, as a result, may be required to take additional charges, which could be material to our results of operations.
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
Difficulties in introducing new products and product upgrades and integrating new products with our existing products in a timely manner will make market acceptance of our products less likely.
     The market for our products is characterized by rapid technological change, frequent new product introductions and technology-related enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. We expect to add new functionality to our product offerings by internal development and possibly by acquisition. Content management and document management technology is more complex than most software and new products or product enhancements can require long development and testing periods. Any delays in developing and releasing new products or integrating new products with existing products could harm our business. New products or upgrades may not be released according to schedule, may not be adequately integrated with existing products or may contain defects when released, resulting in adverse publicity, loss of sales, delay in market acceptance of our products or customer claims against us, any of which could harm our business. If we do not develop, license or acquire new software products, adequately integrate them with existing products or deliver enhancements to existing products, on a timely and cost-effective basis, our business will be harmed.
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
When we account for employee stock options using the fair value method, it will significantly increase our compensation costs and increase our net loss.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of compensation expense in the consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for years beginning after June 15, 2005 and we will be required to adopt the provisions of this statement in the first quarter of 2006. We are currently assessing the impact of adopting SFAS No. 123R, but as we have 4.4 million unvested stock options outstanding at September 30, 2005, we expect the adoption to have a significant adverse impact on our consolidated statements of operations.
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
     We depend upon our proprietary technology and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual restrictions to protect it. We currently have 32 issued United States patents and 43 foreign patents, as well as several United States and foreign patents pending approval. These patents may not offer us meaningful product differentiation or market exclusivity because there are alternative processes available or prospective customers do not assign material value to the unique capabilities inherent in the patented processes. It is possible that patents will not be issued from our currently pending applications or any future patent application we may file. We also have restricted customer access to our source code and require all employees enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.
     Further, third parties may claim that our products infringe the intellectual property of their products. For example, Advanced Software, Inc. had filed suit against us in the United States District Court for the Northern District of California alleging that our TeamSite software infringes Advanced Software’s United States Patent. Although this matter was settled and dismissed with prejudice in September 2005, intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend, cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or reengineer its products, if feasible, divert management’s attention or resources, or cause product delays, or require us to enter into royalty or licensing agreements to obtain the right to use a necessary product, component or process; any of which could have a material impact on our consolidated financial condition and results of operation.
There may be sales of a substantial amount of our common stock in the near future that could cause our stock price to fall.
     Some of our current stockholders hold a substantial number of shares of our common stock, which they are able to sell in the public market, subject to restrictions under the securities laws and regulations. Sales of a substantial number of shares of our common stock within a short period of time could cause our stock price to fall. Moreover, our Chief Executive Officer has established systematic plan under which he will sell a pre-determined number of shares per quarter, provided that a certain minimum price is obtained. This plan may be perceived poorly in the market and, together with the increased number of shares being made available on the market, may have an adverse effect on our share price. Our Chief Executive Officer may also sell stock outside of his systematic plan at his election. Other executive officers may consider similar systematic sale programs.
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
     The following table presents the fair value of cash equivalents and short-term investments that are subject to interest rate risk and the average interest rate as of September 30, 2005 and 2004 (dollars in thousands):

	September 30,
	2005	2004
Cash equivalents and short-term investments	$112,149	$116,579
Average interest rate	2.9%	1.4%
     Our cash equivalents and short-term investments are subject to interest rate risk and will decline in value if market interest rates increase. As of September 30, 2005, we had net unrealized losses of $401,000 associated with these securities. Assuming an average investment balance of $110.0 million, if interest rates were to increase (decrease) by 10%, this would result in a $80,000 increase (decrease) in quarterly interest income. However, we have the ability to hold our investments until maturity and, therefore, we would not expect to recognize an adverse impact on income or cash flows.
     At September 30, 2005, we had no outstanding borrowings.
Foreign Currency Risk
     We develop our software products in the United States for sale in the Americas, Europe and Asia Pacific. Our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. A majority of our revenues are denominated in United States Dollars; however, a strengthening of the United States Dollar could make our software products less competitive in foreign markets. We enter into forward foreign currency contracts to manage the exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward foreign currency contracts with notional amounts totaling approximately $3.6 million at September 30, 2005. The forward foreign currency contracts mature at various times in October 2005 and offset certain foreign currency transaction exposures in the Euro, British Pound and Australian Dollar. The fair value of the forward foreign currency contracts at September 30, 2005 was $14,000.
     We have performed a sensitivity analysis as of September 30, 2005 measuring the change in fair value arising from a hypothetical adverse movement in foreign currency exchange rates vis-à-vis the United States Dollar, with all other variables held constant. The analysis covers all of our foreign currency contracts offset by underlying exposures. We used foreign currency exchange rates based on market rates in effect at September 30, 2005. This sensitivity analysis indicated that a hypothetical 10% adverse movement in foreign currency exchange rates would result in an insignificant impact on the fair values of our foreign exchange derivative financial instruments, net of related exposures.
     We regularly review our foreign currency strategy and may as part of this review determine at any time to change our strategy.
Commodity Price Risk
     We did not hold commodity instruments as of September 30, 2005 and have never had such instruments.

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
(b) Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Beginning in 2001, Interwoven, Inc. and certain of our officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were filed against iManage, Inc., its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for our October 8, 1999 initial public offering, our January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering, failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against iManage and us and certain of iManage’s and our officers and directors. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of iManage’s and our respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and iManage and Interwoven, together with the other issuers named in those complaints and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, iManage’s and our respective insurance carriers have agreed to assume iManage’s and our entire payment obligation under the terms of the settlement. The court has finalized its preliminary approval of a settlement and set a new hearing date in April 2006 to consider whether the settlement should be given final approval. . We cannot be reasonably assured, however, that the settlement will be approved by the putative plaintiff classes or finally approved the District Court.
     The action filed by Advanced Software was settled and dismissed with prejudice in September 2005.
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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.01	Interwoven, Inc. 1999 Employee Stock Purchase Plan, as amended.

10.02	Summary of Non-employee Director Compensation (incorporated by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K, filed with the Commission on September 21, 2005).

10.03	Amendment of Line of Credit Agreement, dated July 25, 2005, between Registrant and Wells Fargo Bank.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, County of Santa Clara, State of California, on the 9th day of November 2005.

INTERWOVEN, INC.
(Registrant)

By:	/s/ MARTIN W. BRAUNS

Martin W. Brauns President, Chief Executive Officer and Chairman of the Board of Directors

/s/ JOHN E. CALONICO, JR.

John E. Calonico, Jr. Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2005

Number	Exhibit Title

10.01	Interwoven, Inc. 1999 Employee Stock Purchase Plan, as amended.

10.02	Summary of Non-employee Director Compensation (incorporated by reference to Exhibit 10.1 to Registrant’s current report on Form 8-K, filed with the Commission on September 21, 2005).

10.03	Amendment of Line of Credit Agreement, dated July 25, 2005, between Registrant and Wells Fargo Bank.

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.