Form 10-K
period 2005-12-31
INTERWOVEN INC
filed 2006-03-13
CIK 1042431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

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
Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 as approximately $309,956,000 (based on the last reported sale price of $7.53 on June 30, 2005 on the NASDAQ National Market).

The number of shares outstanding of the Registrant’s common stock as of February 28, 2006 was approximately 42,456,000.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant’s 2006 Annual Meeting of Stockholders to be held June 1, 2006 are incorporated by reference in Part III of this Annual Report on Form 10-K.

INTERWOVEN, INC.

Interwoven, Confirmsite, ControlHub, DeskSite, FileSite, iManage, Intrago, LiveSite, MediaBin, MetaCode, MetaFinder, MetaSource, MetaTagger, OffSite, OpenDeploy, Primera, SmartContext, SmartPublisher, Sting, TeamCatalog, TeamSite, TeamTurbo, TeamXML, TeamXpress, WorkDocs, WorkPortal, WorkRoute, WorkSite, WorkTeam, the respective taglines, logos and service marks are trademarks of Interwoven, Inc., which may be registered in certain jurisdictions. All other trademarks are owned by their respective owners.

CAUTION REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains many forward-looking statements, including statements regarding product plans, future growth and market opportunities, that involve risks and uncertainties. In some cases, you can identify these forward-looking statements by the use of words such as “expect,” “plan,” “anticipate,” “believe,” “estimate” or “continue.” Any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations contains many such forward-looking statements. Our forward-looking statements involve risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be different from what is anticipated or implied by those statements. The risk factors and other cautionary language in this Annual Report on Form 10-K describe risks, uncertainties and events that may cause our actual results to differ from the expectations described or implied in our forward-looking statements.

You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. We do not undertake to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.	BUSINESS

Overview

Interwoven, Inc. provides enterprise content management (“ECM”) software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code across the enterprise and its value chain of customers, partners and suppliers. Our industry-specific solutions enable organizations to unify people, content and processes to minimize business risk, drive revenue growth and maximize operational effectiveness. Customers have deployed our products for business initiatives such as improving customer experience, streamlining information technology processes, managing compliance mandates and much more. To date, more than 3,400 enterprises and professional services organizations worldwide have licensed our software solutions and products.

We were incorporated in California in March 1995 and reincorporated in Delaware in October 1999. Our principal office is located at 803 11th Avenue, Sunnyvale, California 94089 and our telephone number at that location is (408) 774-2000. We maintain a Web site at www.interwoven.com. We make available free of charge through this Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission. Investors can also obtain copies of our filings with the Securities and Exchange Commission from the Securities and Exchange Commission Web site at www.sec.gov.

Interwoven Enterprise Content Management Solutions and Products

Solutions

Interwoven solutions include:

•	Content Provisioning Solution — The Interwoven Content Provisioning solution standardizes the way code, content and configuration changes are aggregated, synchronized and deployed throughout testing, staging and production environments. The solution gives information technology (“IT”) operations full control over the provisioning of application assets, delivers reporting, version control and rollback capabilities, and features configurable workflows to streamline the release process. The solution meets key IT compliance requirements by delivering an auditable, historical snapshot of all application changes. We believe the solution also reduces release management costs by automating error-prone manual processes, while accelerating application time to market.

•	Deal Management — The Interwoven Deal Management solution is a collaborative application that is used to manage proposals, contracts, negotiations, deal processes and all forms of communications, including email, keeping extended functional teams informed about a transaction or an account, with an objective of decreasing deal closing time and improving efficiency.

•	Electronic Content Management for Accounting Firms — The Interwoven Electronic Content Management solution enables accounting firms to easily and efficiently create and manage complete client engagement files — including electronic documents, scanned paper documents, e-mails and records in one central Web-based system. As a result, firms can expedite client service, improve organizational efficiency and retain talent.

•	Matter-Centric Collaboration for Law Firms — Interwoven’s Matter-Centric Collaboration solution for law firms is based on a user-centric design which enables professional services practitioners to manage client and matter-related content in the electronic world the way they have traditionally done in the physical world. Legal professionals can consolidate documents, records, e-mails, billings, contacts and all other relevant content for any given client or matter in a single integrated electronic file that is accessible both internally and externally across departments and locations.

•	Over-the-Counter Derivatives Documentation Automation — We offer a complete solution for the automation of over-the-counter derivatives documentation, including trade confirmations. Our solution allows financial services customers to more quickly and easily conduct complex non-exchange-based trades with other financial institutions, clear compliance hurdles, reduce costs and increase processing efficiencies.

•	SalesSite — Interwoven’s SalesSite solution is an out-of-the-box sales intranet that is specifically designed to help improve and streamline communication between marketing and sales organizations. The solution is built on top of Interwoven’s Web content management platform, including TeamSite and LiveSite. The solution addresses the challenges of ease of contribution and of efficient organization of information. SalesSite not only helps get a sales intranet up and running in a minimum amount of time, but it allows for the ongoing maintenance with minimum intervention from IT.

Products

Customers have deployed Interwoven products for enterprise initiatives such as brand management, document management, collaboration, enterprise portals, intranet and extranet management, global Web content management, content distribution, corporate governance and online self-service. Each component of the Interwoven platform is designed to perform a set of functions critical to powering content — from creation at the desktop to sharing, publishing, archiving and disposing of content across the enterprise. While each component of the platform can provide its unique set of capabilities to other content repositories, customers achieve additional benefits when these components operate in an integrated environment. Our ECM platform is developed on a service-oriented architecture, enabling customers to integrate our products with their existing infrastructures, including Java 2, Microsoft.NET and Linux environments. Interwoven offers the following products:

•	Document Management — Interwoven’s WorkSitetm Collaboration and Document Server provide the ability to capture, develop, manage, review, approve and archive documents. WorkSite provides a comprehensive set of document handling features, including check-in/check-out, version control, full-text and metadata search and document-level security and permissions. The design goal of WorkSite is to provide the specific documents individuals need for their immediate tasks, and to surround them with the context needed to optimize their work within a team environment, such as additional documents, tasks, calendar items and team e-mail. The breadth of capabilities and intuitive interfaces offered by WorkSite remove the challenges typically found in front office deployments — such as large training efforts, process re-engineering and general lack of adoption, resulting in improved user adoption and more rapid return on investment.

•	Web Content Management — Interwoven TeamSitetm is among the industry’s most advanced Web content management software for the enterprise. TeamSite underpins a wide range of enterprise applications — from intranets and internal portals to public Web sites, dealer portals and extranets — to enable businesses to manage their mission-critical information and gain competitive advantage.

•	Content Publishing — Interwoven LiveSite Content Publishing Servertm empowers business professionals to publish dynamic, business-driven Web sites. LiveSite provides a WYSIWYG (“What You See Is What You Get”) publishing platform for creating, deploying and managing dynamic Web sites. Using LiveSite, business professionals can quickly assemble dynamic Web pages and sites from design templates, site components and reusable content, and then easily customize the presentation, content and functionality to meet changing business needs.

•	Digital Asset Management — MediaBin Asset Servertm provides businesses with a central library for the thousands of digital assets used to promote their products and brands. With MediaBin, marketing teams can catalog, manage, transform and deploy digital assets, including product photographs, graphics, marketing collateral, presentations, documents and videos.

•	Records Management — Interwoven RecordsManager provides for the management of paper, electronic documents and e-mail in a single solution. By enabling the management of all forms of records — even in other systems — from a single policy management and application engine, Interwoven RecordsManager helps organizations to control records consistently and effectively across offices, media types and systems, reducing the cost of managing records and the risk from inconsistent application of records policies. Interwoven RecordsManager is fully integrated with WorkSite.

•	E-Mail Management — Interwoven E-Mail Management assists businesses in storing e-mail in a scalable document management system enables firms to make e-mail part of a unified engagement, project or matter file. Interwoven E-mail Management reduces the burden on e-mail servers, and transforms e-mail from an isolated knowledge source, visible only to the person to whom it is addressed, into an asset that can be shared across all locations, easily and securely.

•	Content Intelligence — Interwoven MetaTaggertm Content Intelligence Server drives content relevance for critical initiatives such as portals, enterprise search and business applications, enabling organizations to reduce costs, realize higher revenues and improve workforce productivity. The MetaTagger Content Intelligence Server provides enterprises with a metadata management system that is designed to power the right content to the right user at the right time, and in the right context. MetaTagger enriches enterprise content with metadata, or information about a piece of content that is critical to enterprise portal, search and customer relationship management applications.

•	Content Distribution — Interwoven OpenDeploy® Distribution Server provides cost-effective aggregation and distribution of any type of content (Web content, code, documents, media, etc.) to any application (comprised of Web servers, application servers, database servers or simple file servers) in any physical location within a network. OpenDeploy also ensures that code and content reflected in applications worldwide are accurate, secure and easily synchronized.

•	Content Integration — Interwoven Content Integration Server gives enterprises the ability to leverage and re-purpose content stored in repositories and file systems throughout the enterprise within content-rich applications. The Content Integration Server allows users to search virtually any desired repository to find existing content, aggregate that content into TeamSite, and then transform the content from various file types into more extensible formats. The Content Integration Server can also leverage content from other applications including IBM Content Management, Lotus Notes and FileNet.

•	Interwoven Enterprise Application Connector Suite — Interwoven’s Enterprise Application Connector Suite ensures that team members throughout the enterprise collaborate, share and manage knowledge through everyday business portals. Portal-specific adaptors ensure a tightly-coupled experience that enables businesses to consume information, while easily contributing information, reviewing tasks and participating in review and approval cycles, all through the familiar face of the portal.

•	Imaging — Underpinned by 11 world-class imaging partners, Interwoven Imaging delivers business process efficiency, control and security to over 600 customers. End-to-end image processing encompasses document capture, document management and records management. The image processing offering is central to automating core business processes such as accounts payable, claims processing, legal document processing, contract management and complying with various regulations. For companies requiring image processing as part of a larger collaborative document management requirement, Interwoven provides capabilities to convert paper, forms and fax documents to digital format for on-going use in a collaborative context, record retention and archival.

•	Interwoven Developer Suite — The Interwoven Developer Suite provides developers with a set of tools that assist with the development, customization and integration of applications with the Interwoven content management platform. The suite includes the Interwoven ContentServices SDK, a Web services-based API that supports implementation of a service-oriented architecture, and the Interwoven Developer Server, which is a separate and safe environment for testing new applications, customizations, and upgrades.

Support and Service

Customer Support.  Our customer support service is designed to allow customers to receive product updates and quickly and effectively address technical issues as they arise. Our support personnel provide resolution of customer technical inquiries and are available to customers by telephone, e-mail and through our Web site. We use a customer service automation system to track each customer inquiry through to satisfactory resolution. Our technical support is generally offered on an annual subscription basis.

Consulting.  We offer professional services to our customers for the deployment of our software and the integration of our applications with third-party software, as well as strategic consulting services. Our professional services team works directly with our customers as well as with our resellers and strategic partners. We have and continue to employ third-party subcontractors to accommodate customer demands in excess of the capacity of our in-house consulting. Our consulting services are generally offered on a time and materials basis.

Training.  We offer a comprehensive training curriculum for our customers, partners and system integrators designed to provide the knowledge and skills to deploy, use and maintain our products successfully. These training classes focus on the technical aspects of our products as well as related best practices and business processes. We hold classes in various locations, including our training facilities in Sunnyvale, California; Bethesda, Maryland and Chicago, Illinois and in Europe and Asia Pacific. We generally charge a daily fee for such classes. Web-based training is also available at a price per online course.

Customers

Our software products and services are marketed and sold to a diverse group of customers in a broad range of industries. Our customers include businesses looking to unify people, content and processes to minimize business risk, accelerate time-to-value and sustain lower total cost of ownership. We believe that our customers typically consider ECM applications to be critical to their success. As of December 31, 2005, more than 3,400 companies had licensed our software products. No single customer accounted for ten percent or more of our total revenues in 2005, 2004 or 2003. Revenues from customers in the United States of America accounted for 68%, 66% and 65% of our total revenues in 2005, 2004 and 2003, respectively.

Sales and Marketing

We market and license our software products and services primarily through a direct sales force, and we augment our sales efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. We have sales offices and maintain operations in Australia, France, Germany, Hong Kong, Italy, India, Japan, the Netherlands, People’s Republic of China, Singapore, South Korea, Spain, Sweden, Taiwan, the United Kingdom and in various locations throughout the United States. Reflecting our commitment to our international initiatives, we have introduced localized versions of our software for several major European and Asia Pacific markets.

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

Our ability to grow revenue in future periods will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and customer support personnel, and our ability to establish and maintain strategic relationships with technology vendors, professional services firms and systems integrators.

Research and Development

Since our inception, we have devoted significant resources to develop our products, solutions and technologies. We believe that our future success will depend, in large part, on our ability to develop new product offerings and enhance and extend the features of our existing products. Our product development organization is responsible for product architecture, core technology, quality assurance, documentation and expanding the ability of our products to operate with leading hardware platforms, operating systems, database management systems and key electronic commerce transaction processing standards. We currently have research and development operations in Sunnyvale, California; Chicago, Illinois; New York, New York and Atlanta, Georgia and in Bangalore, India.

Our research and development expenditures were $31.3 million, $30.8 million and $24.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. All research and development expenditures have been expensed as incurred. We expect to continue to devote substantial resources to our research and development activities.

Acquisitions

In August 2005, we acquired Scrittura, Inc. (“Scrittura”), a provider of document automation software for the non-exchange-based trading operations of financial services companies. The aggregate purchase price of this acquisition was $18.1 million, which included cash payments of $16.3 million, the assumption of Scrittura stock options of $1.4 million and transaction costs of $440,000. The terms of the acquisition agreement provide for an additional payment of up to $2.0 million provided certain revenue and operating margin goals are achieved during the period beginning on the acquisition date and ending on December 31, 2005. As the earn-out related targets were not achieved as of December 31, 2005, no adjustments were recorded to the purchase price. The allocation of the purchase price for this acquisition included purchased technology of $7.4 million, non-competition covenants of $2.1 million, customer list of $1.3 million, customer backlog of $251,000, goodwill of $6.1 million and unamortized stock compensation of $1.2 million less the fair value of net liabilities of $226,000. The results of operations of Scrittura have been included in our consolidated results of operations since August 16, 2005.

In August 2004, we acquired certain assets and assumed certain liabilities of Software Intelligence, Inc. (“Software Intelligence”), a provider of records management systems. The aggregate purchase price of this acquisition was $1.6 million, which included issuance of 118,042 shares of our common stock with an estimated fair value of $782,000, assumed liabilities of $693,000 and transaction costs of $156,000. The terms of the acquisition agreement provide for an additional payment of $200,000 provided certain software license revenue goals are achieved during the period beginning on the acquisition date and ending on December 31, 2005. As the earn-out targets were not achieved as of December 31, 2005, no adjustments were recorded to the purchase price. The allocation of the purchase price for this acquisition included purchased technology of $1.2 million, customer list of $303,000 and goodwill of $215,000 less the fair value of assumed liabilities of $84,000. The results of operations of Software Intelligence have been included in our consolidated results of operations since August 12, 2004.

In November 2003, we completed the merger with iManage, Inc. (“iManage”), a provider of collaborative document management software. In connection with this merger, we paid the iManage common stockholders $1.20 in cash and 0.523575 shares of our common stock in exchange for each share of iManage common stock outstanding as of the merger date. The aggregate purchase price of the acquisition was $181.7 million, which included cash of $30.6 million, issuance of 13.3 million shares of common stock with an estimated fair value of $122.2 million, assumed stock options with a fair value of $18.9 million, estimated employee severance and facilities closure costs of $5.8 million and transaction costs of $4.2 million. The results of operations of iManage have been included in our consolidated results of operations since November 18, 2003.

In June 2003, we acquired MediaBin, Inc. (“MediaBin”). MediaBin develops standards-based enterprise brand management solutions to help companies manage, produce, share and deliver volumes of digital assets, such as product photographs, advertisements, brochures, presentations, video clips and other marketing collateral. The aggregate purchase price of the acquisition was $12.9 million, which included cash of $4.2 million, issuance of

700,000 shares of common stock with an estimated fair value of $6.4 million, assumed stock options with a fair value of $683,000, estimated employee severance costs of $775,000 and transaction costs of $899,000. The results of operations of MediaBin have been included in our consolidated results of operations since June 27, 2003.

Competition

The ECM market is fragmented, rapidly changing and increasingly competitive. We have experienced and expect to continue to experience increased competition from current and potential competitors. Our current competitors include:

•	companies addressing needs of the market in which we compete such as EMC Corporation, FileNet Corporation, Hummingbird Ltd., IBM, Microsoft Corporation, Open Text Corporation, Oracle Corporation, Stellent, Inc., Vignette Corporation and Xerox Corporation;

•	intranet and groupware companies, such as IBM, Microsoft Corporation and Novell, Inc.;

•	open source vendors, such as RedHat, Inc., OpenCms and Mambo; and

•	in-house development efforts by our customers and partners.

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

Seasonality

Our business is influenced by seasonal trends, largely due to customer buying patterns. These trends may include higher license revenues in the fourth quarter as many customers complete annual budgetary cycles and lower license revenues in the first quarter and summer months when many of our prospects and customers experience lower sales, particularly in the European market. Our consulting and training services are negatively impacted in the fourth quarter due to the holiday season, which results in fewer billable hours for our consultants and fewer training classes.

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

We currently have 32 issued United States patents and 43 issued foreign patents. These patents have remaining lives ranging from 1 to 15 years, with an average remaining life of 10 years. We also have applied for 10 other patents in the United States and we have 47 pending foreign patent applications. It is possible that no patents will be issued from our currently pending patent applications and that our existing patents may be found to be invalid or unenforceable, or may be successfully challenged. It is also possible that any patent issued to us may not provide us with competitive advantages or that we may not develop future proprietary products or technologies that are patentable. Additionally, we have not performed a comprehensive analysis of the patents of others that may limit our ability to do business. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent or on the combination of all of our patents.

We rely on software licensed from third parties, including software that is integrated with internally developed software. These software license agreements expire on various dates from 2006 to 2008 and the majority of these agreements are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If we cannot renew these licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. These types of delays could seriously harm our business. In addition, we would be seriously harmed if the providers from whom we license our software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all.

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

Our competitors, some of which have greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and license our products. We have not conducted an independent review of patents issued to third parties. It is possible that one or more third parties may make claims of infringement or misappropriation against us or third parties from whom we license technology. Any claim or any other claims, with or without merit, could be costly and time-consuming to defend, cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or reengineer our products, if feasible, divert our management’s attention or resources, or cause product delays. If our product was found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement or misappropriation against us or third-party licensors in connection with the use of our technology could adversely affect our business.

Employees

As of December 31, 2005, we employed 744 people, including 236 in sales and marketing, 206 in research and development, 214 in support and professional services and 88 in general and administrative functions. Of our employees, 537 were located in North America, 120 were located in the Asia Pacific region and 87 were located in Europe. Our future success depends in part on our ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, other than statutory unions required by law in certain European countries. We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A.	RISK FACTORS

We operate in a dynamic and rapidly changing business environment that involves many risks and uncertainties. In this section, we discuss factors that could cause, or contribute to causing, actual results to differ materially from what we expect or from any historical patterns or trends. As you evaluate our business, you should consider the risks and uncertainties described below, as well as cautionary language elsewhere in this Annual Report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission.

We have incurred losses throughout our operating history and may not be able to achieve consistent profitability.

Prior to 2005, when we reported net income for the first time on an annual basis, we had incurred operating losses throughout our history. As of December 31, 2005, we had an accumulated deficit of $406.4 million. In 2006, we expect that new rules governing our accounting for stock options will increase our expenses by a substantial amount. We must increase both our license and support and service revenues to achieve and sustain profitable operations and positive cash flows. Otherwise, the price of our common stock is likely to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.

Many factors can cause our operating results to fluctuate and if we fail to satisfy the expectations of investors or securities analysts, our stock price may decline.

Our quarterly and annual operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors impacting these fluctuations are likely to be:

•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the inherent complexity, length and associated unpredictability of our sales cycle;

•	the success or failure of any of our product offerings to meet with customer acceptance;

•	delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	timing of large customer orders;

•	changes in competitors’ product offerings;

•	sales force capacity and the influence of resellers and systems integrator partners;

•	our ability to integrate newly acquired products with our existing products and effectively sell newly acquired products; and

•	the level of our sales incentive and commission related expenses.

Many of these factors are beyond of our control. Further, because we experience seasonal variations in our operating results as part of our normal business cycle, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. If our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.

Sales cycles for our products are generally long and unpredictable, so it is difficult to forecast our future results.

The length of our sales cycle — the period between initial contact with a prospective customer and the licensing of our software applications — typically ranges from six to twelve months and can be more than twelve months. In recent quarters, we have experienced a lengthening of our sales cycle partly because we have been successful at selling multiple products to customers that were initially interested in a single product. These kinds of orders are complex and difficult to complete because prospective customers generally consider a number of factors before committing to purchase a suite of products or applications. Prospective customers consider many factors in evaluating our software, and the length of time a customer devotes to evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend a great deal of time and resources informing prospective customers about our solutions and services, incurring expenses that will lower our operating margins if no sale occurs. Even if a customer chooses to buy our software products or services, many factors affect the timing of completion of the transaction as defined under accounting principles generally accepted in the United States of America, which makes our revenues difficult to forecast. These factors include the following:

•	Licensing of our software products is often an enterprise-wide decision by our customers that involves many customer-specific factors, so our ability to make a sale may be affected by changes in the strategic importance of a particular project to a customer, its budgetary constraints or changes in customer personnel.

•	Customer approval and expenditure authorization processes can be difficult and time consuming, and delays in the process could impact the timing and amount of revenues recognized in a quarter.

•	Changes in our sales incentive plans may have unexpected effects on our sales cycle and contracting activities.

•	The significance and timing of our software enhancements, and the introduction of new software by our competitors, may affect customer purchases.

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

Our sales incentive plans are primarily based on quarterly and annual quotas for sales representatives and some sales support personnel, and include accelerated commission rates if a representative exceeds the sales quota. The concentration of sales orders with a small number of sales representatives has resulted, and in the future may result, in commission expense exceeding forecasted levels and high sales and marketing expenses.

Our revenues depend on a small number of products and markets, so our results are vulnerable to unexpected shifts in demand.

For the years ended December 31, 2005, 2004 and 2003, we believe that a significant portion of our total revenue was derived from our WorkSite and TeamSite products and related services, and we expect this to be the case in future periods. Accordingly, any decline in the demand for these products or services will have a material and adverse effect on our consolidated financial results.

We also derive a significant portion of our revenues from a few vertical markets. In particular, our WorkSite product is primarily sold to professional service organizations, such as law firms, accounting firms and corporate legal departments. In order to sustain and grow our business, we must continue to sell our software products and services into these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could seriously harm our prospects.

To increase our sales outside our core vertical markets, for example to large multi-national corporations in financial services, manufacturing, telecommunications and governmental entities, requires us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other industries may not need or sufficiently value our products.

The timing of large customer orders may have a significant impact on our consolidated financial results from period to period.

Our ability to achieve our forecasted quarterly earnings is dependent on achieving an aggregate dollar value of license transactions in the mid to high six-figure range. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. We had four, three and two individual license transaction in excess of $1.0 million in 2005, 2004 and 2003, respectively. Because it is difficult for us to accurately predict the timing of large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from anticipated levels. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.

Contractual issues may arise during the negotiation process that may delay anticipated transactions and revenue.

Because our software and solutions are often a critical element to the information technology systems of our customers, the process of contractual negotiation is often protracted. The additional time needed to negotiate mutually acceptable terms that culminate in an agreement to license our products can extend the sales cycle.

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

In addition, slowdowns or variances from our expectations of our quarterly licensing activities may result in fewer customers, which could impact our service offerings, resulting in lower revenues from our customer training, consulting services and customer support organizations. Our ability to maintain or increase support and service revenues is highly dependent on our ability to increase the number of enterprises that license our software products and the number of seats licensed by those enterprises.

Support and service revenues have represented a large percentage of our total revenues. Our support and service revenues are vulnerable to reduced demand and increased competition.

Our support and service revenues represented approximately 61%, 58% and 59% of total revenues for the years ended December 31, 2005, 2004 and 2003. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, reduced license revenue is likely to result in lower support and services revenue in the future. Our support agreements generally have a term of one year and are renewable thereafter, generally for one year. Customers may elect not to renew their support agreements or may reduce the license software quantity under their support agreements, in either event reducing our future support revenue. Additionally, demand for these services is affected by competition from independent service providers and systems integrators with knowledge of our software products. Since mid-2000, we have experienced increased competition for professional services engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues may decline.

For the years ended December 31, 2005, 2004 and 2003, we recognized support revenues of $76.8 million, $65.2 million and $42.4 million, respectively. Our support agreements typically have a term of one year and are renewable thereafter for periods generally of one year. Customers may elect not to renew their support agreements or may reduce the license software quantity under their support agreements, thereby reducing our future support revenue.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

In the past we have acquired companies, products or technologies, and we are likely to do so in the future. Most recently, we completed the acquisition of Scrittura in August 2005. We may not realize the anticipated benefits of this or any other acquisition and each acquisition has numerous risks. These risks include:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of technology or products;

•	potential failure of the due diligence processes to identify significant issues with product quality, architecture and development, integration obstacles or legal and financial contingencies, among other things;

•	incurring significant exit charges if products acquired in business combinations are unsuccessful;

•	incurring additional expenses if disputes arise in connection with any acquisition;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•	potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product offerings.

Mergers and acquisitions of high technology companies are inherently risky and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.

In addition, the terms of our acquisitions may provide for future obligations, such as our payment of additional consideration upon the occurrence of specified future events or the achievement of future revenues or other financial milestones. To the extent these events or achievements involve subjective determinations, disputes may arise that require a third party to assess, resolve and/or make such determinations, or involve arbitration or litigation. For example, several of our recent acquisitions have included earn-out arrangements that contain audit rights. Should a dispute arise over determinations made under those arrangements, we may be forced to incur additional costs and spend time defending our position, and may ultimately lose the dispute, any of which outcome would cause us not to realize all the anticipated benefits of the related acquisition and could impact our consolidated results of operations.

Increasing competition could cause us to reduce our prices and result in lower gross margins or loss of market share.

The enterprise content management market is fragmented, rapidly changing and highly competitive. Our current competitors include:

•	companies addressing needs of the market in which we compete such as EMC Corporation, FileNet Corporation, Hummingbird Ltd., IBM, Microsoft Corporation, Open Text Corporation, Oracle Corporation, Stellent, Inc., Vignette Corporation and Xerox Corporation;

•	intranet and groupware companies, such as IBM, Microsoft Corporation and Novell, Inc.;

•	open source vendors, such as OpenCms, Mambo and RedHat, Inc.; and

•	in-house development efforts by our customers and partners.

We also face potential competition from our strategic partners, such as Microsoft Corporation, or from other companies that may in the future decide to compete in our market. Many existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Groove Networks by Microsoft Corporation, Captiva Software Corporation and Documentum, Inc. by EMC Corporation, Presence Online Pty Ltd. by IBM, Optika, Inc. by Stellent, Inc., Artesia Technologies, Inc. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.

In recent quarters, some of our competitors have reduced their price proposals in an effort to strengthen their bids and expand their customer bases at our expense. Even if these tactics are unsuccessful, they could delay decisions by some customers who would otherwise purchase our software products and may reduce the ultimate selling price of our software and services, reducing our gross margins.

Our future revenues depend in part on our installed customer base continuing to license additional products, renew customer support agreements and purchase additional services.

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

In accordance with accounting principles generally accepted in the United States of America, we accounted for our acquisitions using the purchase method of accounting, which resulted in significant charges to earnings in prior periods and, through ongoing amortization, will continue to generate charges that could have a material adverse effect on our consolidated financial statements. Under the purchase method of accounting, we allocated the total estimated purchase price of these acquisitions to their net tangible assets, amortizable intangible assets, intangible assets with indefinite lives based on their fair values as of the closing date of these transactions and recorded the excess of the purchase price over those fair values as goodwill. A portion of the estimated purchase price in the iManage and MediaBin acquisitions was also allocated to in-process technology and was expensed in the quarter in which the acquisition was completed. We will incur additional depreciation and amortization expense over the useful lives of certain net tangible and intangible assets acquired and significant stock-based compensation expense in connection with these transactions. These depreciation and amortization charges could have a material impact on our consolidated results of operations.

At December 31, 2005, we had $191.6 million in net goodwill and $25.5 million in net other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of these acquired assets from time to time to determine whether the recorded values have been impaired and should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We will continue to perform impairment assessments on an interim basis when indicators exist that suggest that our goodwill or intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

Economic conditions and significant world events have harmed and could continue to negatively affect our revenues and results of operations.

Our revenue growth and profitability depend on the overall demand for our enterprise content management software platforms and applications. The decline in customer spending on many kinds of information technology initiatives worldwide, particularly spending on public-facing Web applications, has resulted in lower revenues, longer sales cycles, lower average selling prices and customer deferral or cancellation of orders. To the extent that information technology spending, particularly spending on public-facing Web applications, does not improve or even declines, the demand for our products and services, and therefore our future revenues, will be negatively affected. In addition, many of our customers have also been affected adversely by the same economic conditions that Interwoven has experienced and, as a result, we may find that collecting on accounts receivable may take longer than we expect or that some accounts receivable will become uncollectible.

Our consolidated financial results could also be significantly affected by geopolitical concerns and world events, such as wars and terrorist attacks. Our revenues and financial results could be negatively affected to the extent geopolitical concerns continue and similar events occur or are anticipated to occur.

We must attract and retain qualified personnel to be successful and competition for qualified personnel is increasing in our market.

Our success depends to a significant extent upon the continued contributions of our key management, technical, sales, marketing and consulting personnel, many of whom would be difficult to replace. The loss of one or more of these employees could harm our business. We do not have key person life insurance for any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, consulting and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our area. This makes it difficult to retain our key personnel and to recruit highly qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees. Replacing departing executive officers and key employees can involve organizational disruption and uncertain timing. We are currently searching for a Chief Executive Officer to replace Martin W. Brauns, who is retiring effective March 31, 2006.

The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, a new accounting pronouncement, which comes into effect on January 1, 2006, will require us to record compensation expense for the fair value of options granted to employees. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

We have experienced transitions in our management team and our Board of Directors in the past and may continue to do so in the future.

We have experienced transitions on our Board of Directors and among our executive officers, including the resignation of Martin W. Brauns as Chairman of the Board of Directors effective January 25, 2006 and as our President and Chief Executive Officer effective March 31, 2006. We currently do not have a new Chief Executive Officer identified and there is no assurance that we will be able to identify and hire such a person by March 31, 2006 when Mr. Brauns’ resignation is effective.

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

The market prices of the securities of software companies, including our own, have been extremely volatile and often unrelated to their operating performance. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in the price of our stock may include, among other things:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or in financial estimates or recommendations by any securities analysts who cover our stock;

•	operating performance and stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are Internet-related or otherwise deemed comparable to us;

•	announcements by us or our competitors of new products or services, technological innovations, significant acquisitions, strategic relationships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	announcements of negative conclusions about our internal controls;

•	articles in periodicals covering us, our competitors or our markets;

•	reports issued by market research and financial analysts;

•	capital outlays or commitments;

•	additions or departures of key personnel;

•	sector factors including conditions or trends in our industry and the technology arena; and

•	overall stock market factors, such as the price of oil futures, interest rates and the performance of the economy.

These fluctuations may make it more difficult to use our stock as currency to make acquisitions that might otherwise be advantageous, or to use stock compensation equity instruments as a means to attract and retain employees. Any shortfall in revenue or operating results compared to expectations, as we experienced in the second quarter of 2005, could cause an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls until late in the quarter and may not be able to adjust successfully to these shortfalls, which could result in an even more immediate and greater decline in the trading price of our common stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. If we become subject to any litigation of this type, we could incur substantial costs and our management’s attention and resources could be diverted while the litigation is ongoing.

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

Because a significant portion of our revenues are influenced by referrals from strategic partners and, in some cases, sold through resellers, our future success depends in part on those partners, but their interests may differ from ours.

Our direct sales force depends, in part, on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. Approximately 59% of our orders from customers for the year ended December 31, 2005 were influenced by or co-sold with our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits and lose our investments in those relationships. In addition, revenues from any strategic partnership, no matter how significant we expect it to be, depend on a number of factors outside our control, are highly uncertain and may vary from period to period. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.

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

We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the years ended December 31, 2005, 2004 and 2003, revenues from these international operations constituted approximately 32%, 34% and 36% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:

•	difficulties in attracting and retaining staff (particularly sales personnel) and managing foreign operations;

•	the expense of foreign operations and compliance with applicable laws;

•	political and economic instability;

•	the expense of localizing our products for sale in various international markets;

•	reduced protection for intellectual property rights in some countries;

•	protectionist laws and business practices that favor local competitors;

•	difficulties in the handling of transactions denominated in foreign currency and the risks associated with foreign currency fluctuations;

•	changes in multiple tax and regulatory requirements;

•	the effect of longer sales cycles and collection periods or seasonal reductions in business activity; and

•	economic conditions in international markets.

Any of these risks could reduce revenues from international locations or increase our cost of doing business outside of the United States. For example, beginning January 1, 2005, our Vice President of Enterprise Sales in Europe moved to Singapore to assume the role of our Vice President of Enterprise Sales in the Asia Pacific region. We believe the delay in replacing this position in the quarter caused our revenues from customers in Europe to suffer in the first and second quarters of 2005.

Fluctuations in the exchange rates of foreign currency, particularly in Euro, British Pound and Australian Dollar and the various other local currencies of Europe and Asia, may harm our business.

We are exposed to movements in foreign currency exchange rates because we translate foreign currencies into United States Dollars for reporting purposes. Our primary exposures have related to operating expenses and sales in Europe and Asia that were not United States Dollar-denominated. Historically, these risks have been minimal for us, but as our international revenues and operations grow, currency fluctuations could have a material adverse impact on our consolidated financial condition and results of operations.

Workforce reductions may require us to incur severance costs and reduce our facilities commitments, which may cause us to incur expenses or recognize additional financial statement charges.

At various times since 2001, we have reduced our worldwide workforce in response to declining demand for our products and to integrate businesses acquired. In connection with these activities, we relocated offices and abandoned facilities in the San Francisco Bay Area; Chicago, Illinois; New York, New York; Boston, Massachusetts; Austin, Texas and several locations internationally. As a result, we are continuing to pay for facilities that we are not using and have no future plans to use. We recorded charges for excess facilities, net of expected sublease income, of $8.1 million and $12.6 million in the years ended December 31, 2004 and 2003, respectively. At December 31, 2005, we have an accrual for excess facilities of $16.9 million, which is net of anticipated sublease income of $2.9 million and a present value discount of $189,000. If the commercial real estate market deteriorates, if our anticipated sublease income is not realized or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of sublease income in the future which may be material to our consolidated financial condition and results of operations.

We have continued to review operational performance across the Company and will continue to make cost adjustments to better align our expenses with our expected revenues. We also may be required to make further adjustments to our business model to achieve operational efficiency and, as a result, may be required to take additional charges, which could be material to our results of operations.

If our products cannot scale to meet the demands of thousands of concurrent users, our targeted customers may not license our software, which will cause our revenues to decline.

Our strategy includes targeting large organizations that require our enterprise content management software because of the significant amounts of content that these companies generate and use. For this strategy to succeed, our software products must be highly scalable and accommodate thousands of concurrent users. If our products cannot scale to accommodate a large number of concurrent users, our target markets will not accept our products and our business and operating results will suffer.

If our customers cannot successfully implement large-scale deployments of our software or if they determine that our products cannot accommodate large-scale deployments, our customers will not license our solutions and this will materially adversely affect our consolidated financial condition and operating results.

If our products do not operate with a wide variety of hardware, software and operating systems used by our customers, our revenues would be harmed.

We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. For example, we have designed our products to work with databases and servers developed by Microsoft Corporation, Sun Microsystems, Inc., Oracle Corporation and IBM and with software applications including Microsoft Office, WordPerfect, Lotus Notes and Novell GroupWise. We must continually modify and enhance our software products to keep pace with changes in computer hardware and software and database technology as well as emerging technical standards in the software industry. We further believe that our application suite will gain broad market acceptance only if it can support a wide variety of hardware, software applications and systems. If our products were unable to support a variety of these products, our business would be harmed. Additionally, customers could delay purchases of our software until they determine how our products will operate with these updated platforms or applications.

Our products currently operate on the Microsoft Windows XP, Microsoft Windows NT, Microsoft Windows 2000, Linux, IBM AIX, Hewlett Packard UX and Sun Solaris operating environments. If other platforms become more widely used, we could be required to convert our server application products to additional platforms. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our products. In addition, our products are required to interoperate with leading content authoring tools and application servers. We must continually modify and enhance our products to keep pace with changes in these applications and operating systems. If our products were to be incompatible with a popular new operating system or business application, our business could be harmed. Also, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, browsers, back-office applications and other technology-related applications, could harm our business.

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

When we account for stock-based compensation using the fair value method, it will significantly increase our compensation costs and increase our net loss.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of compensation expense in the consolidated statement of operations. The accounting provisions of SFAS No. 123R are effective for years beginning after June 15, 2005 and we will be required to adopt the provisions of this statement in the first quarter of 2006. We are currently assessing the impact of adopting SFAS No. 123R, but as we have 1.3 million unvested stock options outstanding at December 31, 2005, we expect the adoption to have a significant adverse impact on our consolidated statements of operations.

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

Further, third parties may claim that our products infringe the intellectual property of their products. For example, Advanced Software, Inc. had filed suit against us in the United States District Court for the Northern District of California alleging that our TeamSite software infringes Advanced Software’s United States Patent. Although this matter was settled and dismissed with prejudice in September 2005, intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend, cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or reengineer such products, if feasible, divert management’s attention or resources, or cause product delays, or require us to enter into royalty or licensing agreements to obtain the right to use a necessary product, component or process; any of which could have a material impact on our consolidated financial condition and results of operation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal offices are located in a leased facility in Sunnyvale, California that will expire in July 2007 and consist of approximately 130,000 square feet. We also occupy other leased facilities in the United States, Europe and Asia Pacific under leases totaling approximately 247,000 square feet that expire at various times through July 2016.

Over the past several years, we have instituted a series of facilities consolidation plans. As a result, we identify facilities that were in excess of our current and estimated future needs. When these facilities were identified as excess and we ceased use of the facilities, we accrued the excess lease obligations as permitted in accordance with accounting principles generally accepted in the United States of America. At December 31, 2005, we have accrued $16.9 million for excess facilities. We believe that our existing facilities, which have not been identified as excess, are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

Beginning in 2001, Interwoven, Inc. and certain of our officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were filed against iManage, Inc., its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for our October 8, 1999 initial public offering, our January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering, failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against iManage and us and certain of iManage’s and our officers and directors. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of iManage’s and our respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and iManage and Interwoven, together with the other issuers named in those complaints and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, iManage’s and our respective insurance carriers have agreed to assume iManage’s and our entire payment obligation under the terms of the settlement. The court has preliminarily approved the proposed settlement and set a new hearing date in April 2006 to consider whether the settlement should be given final approval. We cannot be reasonably assured, however, that the settlement will be approved by the putative plaintiff classes or finally approved by the District Court.

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

	High	Low

Year ended December 31, 2005:
Fourth quarter	$10.00	$7.96
Third quarter	$8.61	$6.78
Second quarter	$8.78	$7.21
First quarter	$11.29	$7.52
Year ended December 31, 2004:
Fourth quarter	$11.30	$7.22
Third quarter	$10.06	$6.40
Second quarter	$11.42	$8.04
First quarter	$15.45	$9.51

Holders of Record

The approximate number of holders of record of the shares of our common stock was 473 as of March 1, 2006. This number does not include stockholders whose shares are held by other entities. The actual number of stockholders is greater than the number of holders of record.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our incorporation. We currently intend to retain future earnings, if any, for use in our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated statements of operations data and consolidated balance sheet data as of and for each of the five years in the period ended, and as of

December 31, 2005, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2005	2004	2003	2002		2001
	(In thousands, except per share amounts)

Selected Consolidated Statements of Operations Data:
Total revenues	$175,037	$160,388	$111,512	$126,832		$204,633
Gross profit	$117,745	$108,628	$73,868	$84,230		$139,787
Loss from operations	$(1,869)	$(24,406)	$(49,861)	$(153,497	)*	$(136,215)
Net income (loss)	$617	$(23,667)	$(47,531)	$(148,616	)*	$(129,175)
Basic and diluted net income (loss) per common share	$0.01	$(0.58)	$(1.72)	$(5.80)		$(5.17)
Shares used in computing basic net income (loss) per common share	41,751	40,494	27,585	25,607		24,985
Shares used in computing diluted net income (loss) per common share	42,390	40,494	27,585	25,607		24,985

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$137,199	$133,757	$140,487	$181,669	$219,968
Working capital	$85,969	$85,474	$94,401	$147,445	$186,999
Total assets	$398,606	$393,776	$421,825	$298,657	$438,110
Bank borrowings	$—	$—	$1,213	$—	$—
Total stockholders’ equity	$298,199	$288,622	$300,934	$203,725	$352,005

*	For the year ended December 31, 2002, the loss from operations, net loss and net loss per common share includes an impairment charge of $76.4 million reflecting the write-down of the carrying value of goodwill to its estimated fair value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Incorporated in March 1995, we provide enterprise content management software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code across the enterprise and its value chain of customers, partners and suppliers. Our industry-specific solutions enable organizations to unify people, content and processes to minimize business risk, accelerate time-to-value and sustain lower total cost of ownership. Interwoven’s customers have deployed our products for business initiatives such as improving customer experience, streamlining information technology processes, enabling greater compliance and more. To date, more than 3,400 enterprises and professional services organizations worldwide have licensed our software solutions and products. We market and license our software products and services primarily through a direct sales force and augment our sales, marketing and service efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. Our revenues to date have been derived primarily from customers in North America; revenues from outside United States of America accounted for 32% of our total revenues in 2005. We had 744 employees as of December 31, 2005.

In August 2005, we acquired Scrittura, a provider of document automation software for the non-exchange based trading operations of financial services companies. In August 2004, we acquired certain assets and assumed certain liabilities of Software Intelligence. In November 2003, we completed our merger with iManage and, in June 2003, we completed the acquisition of MediaBin. The results of operations of these business combinations have been included prospectively from the closing dates of these transactions. Accordingly, our financial results are not directly comparable to those of the previous periods.

Results of Operations

Prior to 2003, our revenues were primarily derived from our Web content management product, TeamSite. Revenues from TeamSite have been affected since mid-2001 by a shift away from spending on public-facing Web applications to spending on internal productivity applications and other software applications. In response to these challenges, we completed a series of strategic actions designed to expand our product offerings into the ECM market and create product offerings that we believe address a larger market opportunity. During 2003, we acquired MediaBin and iManage to extend our product offerings into digital asset management and collaborative document management. These business combinations also allowed us to achieve greater economies of scale in our sales, marketing, development and administrative functions. We also completed a series of restructuring actions to help align our cost structure with expected revenues. These restructuring actions included staff reductions in all functional areas of our business, decreases in marketing and promotional spending and the abandonment of certain facilities in excess of current and expected future needs.

The ECM market is fragmented and intensely competitive and growth in the ECM market has been sporadic as customers tightly manage their information technology budgets and priorities. Our consolidated results of operations have been impacted in recent periods by long product evaluation periods, protracted contract negotiations and multiple authorization requirements of our customers. While we have taken steps to mitigate the effects of these forces, we expect that our consolidated results of operations will continue to be affected by these factors for the foreseeable future.

Revenues

	Years Ended December 31,			Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
	(In thousands, except percentages)

License	$67,754	$67,341	$45,936	1%	47%
Percentage of total revenues	39%	42%	41%
Support and service	107,283	93,047	65,576	15%	42%
Percentage of total revenues	61%	58%	59%

	$175,037	$160,388	$111,512	9%	44%

Total revenues increased 9% from $160.4 million in 2004 to $175.0 million in 2005. We believe that the increase in total revenues was due primarily to an increase in customer support revenues from our larger installed base of customers purchasing support contacts and, to a lesser degree, an increase in consulting revenues. Total revenues increased 44% from $111.5 million in 2003 to $160.4 million in 2004. We believe this increase was primarily attributable to sales of the WorkSite product, which we acquired in November 2003 as part of our merger with iManage, and the digital asset management products, which we acquired in June 2003 as part of our acquisition of MediaBin. Sales outside of the United States of America represented 32%, 34% and 36% of our total revenues in 2005, 2004 and 2003, respectively. We expect that many of our prospects and customers will continue to be cautious in their information technology spending initiatives in 2006 and that our sales cycle and revenues will be affected by this trend.

License.  License revenues increased 1% from $67.3 million in 2004 to $67.8 million in 2005. We believe that the slight increase in license revenues for 2005 over 2004 was attributable to sales of newly introduced software solutions offset primarily by reduced license revenues from our European operations. License revenues increased 47% from $45.9 million in 2003 to $67.3 million in 2004. We believe this increase was primarily attributable to license revenues from the WorkSite product that we acquired in November 2003 and the digital asset management products that we acquired in June 2003. Our average license transaction size for sales in excess of $50,000 was $165,000, $170,000 and $153,000 in 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, we had four, three and two, respectively, individual license transaction in excess of $1.0 million. License revenues represented 39%, 42% and 41% of total revenues in 2005, 2004 and 2003, respectively.

Support and Service.  Support and service revenues increased 15% from $93.0 million in 2004 to $107.3 million in 2005. We believe this increase was primarily due to higher support revenue from our larger installed base of customers purchasing support contracts and, to a lesser extent, higher consulting revenues. Support and service revenues increased 42% from $65.6 million in 2003 to $93.0 million in 2004. We believe this increase was primarily attributable to the acquisitions of iManage and MediaBin, which provided a greater opportunity for consulting services and a larger installed base of customers purchasing support services.

To the extent that our license revenues decline in the future, our support and service revenues may also decline. Specifically, a decline in license revenues may result in fewer consulting engagements. Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a slowing of customer support revenues. However, since customer support revenues are recognized over the duration of the support contract, the impact will not be experienced for up to several months after a decline in license revenues. In the future, customer support revenues may also be adversely impacted if customers fail to renew their support agreements or reduce the license software quantity under their support agreements.

Cost of Revenues

	Years Ended December 31,			Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
	(In thousands, except percentages)

Cost of license revenues	$15,262	$13,336	$5,368	14%	148%
Percentage of license revenues	23%	20%	12%
Percentage of total revenues	9%	8%	5%
Cost of support and service revenues	42,030	38,424	32,276	9%	19%
Percentage of support and service revenues	39%	41%	49%
Percentage of total revenues	24%	24%	29%

	$57,292	$51,760	$37,644	11%	37%

License.  Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 23%, 20% and 12% of total license revenues in 2005, 2004 and 2003, respectively. The increase in cost of license revenues in absolute dollars and as a percentage of total revenues from 2004 to 2005 was mainly due to the $1.5 million increase in amortization of purchased technology associated with our business combinations. Similarly, the increase in cost of license revenues in absolute dollars and as a percentage of total revenues from 2003 to 2004 was also mainly due to the $8.7 million increase in amortization of purchased technology associated with our business combinations.

Based solely on acquisitions completed through the year ended December 31, 2005 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $12.8 million in 2006, $3.8 million in 2007, $2.1 million in 2008 and $325,000 in 2009. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded with our software are under fixed-fee arrangements.

Support and Service.  Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with delivering product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and services increased $3.6 million or 9% to $42.0 million in 2005 from $38.4 million in 2004. The increase in cost of support and services was due to higher personnel costs of $2.0 million primarily as a result of the acquisition of Scrittura and higher travel expenses of $1.0 million. Cost of support and service revenues increased $6.1 million or 19% to $38.4 million in 2004 from $32.3 million in 2003. The increase in cost of support and service revenues from 2003 to 2004 was due to higher subcontractor costs of $3.7 million and higher personnel costs of $2.7 million primarily as a result of the acquisitions of iManage and MediaBin. Cost of support and service revenues represented 39%, 41% and 49% of support and service revenues in 2005, 2004 and 2003, respectively. The decrease in cost of support and service revenues as a percentage of related revenues was primarily attributable to an increase in support revenues as a percentage of total support and service revenues, as support revenues generally have higher gross margins than consulting services and training. Support and service headcount was 214, 180 and 176 at December 31, 2005, 2004 and 2003, respectively.

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

Operating Expenses

Sales and Marketing

	Years Ended December 31,			Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
	(In thousands, except percentages)

Sales and marketing	$70,352	$70,824	$57,959	(1)%	22%
Percentage of total revenues	40%	44%	52%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses decreased $472,000 or 1% from $70.8 million in 2004 to $70.4 million in 2005. The decline in sales and marketing expenses was primarily due to a $753,000 decrease in personnel costs due to lower average headcount during the year and a $387,000 decrease in depreciation expense, partially offset by an $884,000 increase in marketing and advertising expenses due to sales promotion activities. Sales and marketing expenses increased $12.8 million or 22% from $58.0 million in 2003 to $70.8 million in 2004. This increase was due primarily to $6.1 million in higher commissions as a result of higher revenues, $5.6 million increase in personnel costs and $1.1 million in increased promotional expenses. As a percentage of total revenues, sales and marketing expenses represented 40%, 44% and 52% in 2005, 2004 and 2003, respectively. The decrease in sales and marketing expense as a percentage of total revenues from 2004 to 2005 was due primarily to cost control efforts while the decrease from 2003 to 2004 was due primarily to economies of scale associated with our business combinations. Sales and marketing headcount was 236, 228 and 239 at December 31, 2005, 2004 and 2003, respectively.

We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.

Research and Development

	Years Ended December 31,			Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
	(In thousands, except percentages)

Research and development	$31,268	$30,825	$24,613	1%	25%
Percentage of total revenues	18%	19%	22%

Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased $443,000 or 1% from $30.8 million in 2004 to $31.3 million in 2005. This increase was primarily due to a $1.0 million increase in personnel costs including salary increases and benefit costs partially offset by a $397,000 decrease in rent expenses. Research and development expenses increased $6.2 million or 25% from $24.6 million in 2003 to $30.8 million in 2004. This increase was primarily due to higher personnel costs of $4.2 million, a $1.4 million increase in facilities expense and a $491,000 increase in third-party contractor costs. As a percentage of total revenues, research and development expenses were 18%, 19% and 22% in 2005, 2004 and 2003, respectively. Research and development headcount was 206, 205 and 199 at December 31, 2005, 2004 and 2003, respectively. We expect research and development expenses in 2006 will decline slightly as a percentage of total revenues when compared to 2005 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.

General and Administrative

	Years Ended December 31,			Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
	(In thousands, except percentages)

General and administrative	$13,585	$12,080	$12,474	12%	(3)%
Percentage of total revenues	8%	8%	11%

General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expenses increased $1.5 million or 12% from $12.1 million in 2004 to $13.6 million in 2005. This increase was primarily due to a $591,000 increase in personnel expenses associated with salary increases and benefit costs and a $589,000 increase in legal, accounting and professional fees. General and administrative expenses decreased $394,000 or 3% from $12.5 million in 2003 to $12.1 million in 2004. This decrease was primarily due to lower personnel costs partially offset by higher facilities costs. As a percentage of total revenues, general and administrative expense was 8% in 2005 and 2004 and 11% in 2003. The decrease in general and administrative expense as a percentage of total revenues from 2003 to 2004 was due primarily to cost savings synergies associated with our business combinations and cost control efforts. General and administrative headcount was 88, 83 and 82 at December 31, 2005, 2004 and 2003, respectively. In 2006, we currently expect to incur additional general and administrative expenses of up to $2.0 million associated with the retirement of our Chief Executive Officer, who announced his retirement on January 26, 2006, and costs associated with recruiting a replacement.

Amortization of Stock-Based Compensation

	Years Ended December 31,			Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
	(In thousands, except percentages)

Amortization of stock-based compensation	$1,743	$4,982	$2,348	(65)%	112%
Percentage of total revenues	1%	3%	2%

We recorded deferred stock-based compensation in connection with our business combinations and when the exercise price of stock options granted was lower than the fair value of our common stock on the date of grant. Amortization of stock-based compensation was $1.7 million, $5.0 million and $2.3 million in 2005, 2004 and 2003, respectively. The decrease in amortization of stock-based compensation in 2005 from 2004 was primarily due to the use of the accelerated method of amortizing deferred stock-based compensation expense, as prescribed by Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (An Interpretation of APB Opinions No. 15 and 25), which has resulted in greater recognition of amortization expense in the beginning of the vesting period for such stock options. The increased amortization of stock-based compensation in 2004 from 2003 was due to the assumption of stock options in the merger with iManage. Amortization of stock-based compensation related to the following expense categories in the accompanying consolidated statements of operations for 2005, 2004 and 2003, respectively (in thousands):

	Years Ended December 31,
	2005	2004	2003

Cost of support and service revenues	$250	$319	$57
Sales and marketing	366	1,708	957
Research and development	221	1,049	1,157
General and administrative	906	1,906	177

	$1,743	$4,982	$2,348

In December 2003, we issued options to our Chief Executive Officer to purchase 500,000 shares of common stock, at an exercise price of $9.56 per share, which was below the fair value of our common stock on the date of grant. In accordance with the requirements of Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees, we recorded deferred stock-based compensation of $1.9 million for the difference between the exercise price of the stock options and the fair value of our common stock on the date of grant. This deferred stock-based compensation was being amortized to expense over the four-year vesting period of the stock options using an accelerated approach consistent with the method described in FIN No. 28. On October 3, 2005, the Board of Directors approved the acceleration of vesting of approximately 3.2 million “out-of-the-money” unvested common stock options with exercise prices of $8.35 and above. As a result of this acceleration of vesting, the unamortized stock-based compensation related to the options granted to our Chief Executive Officer of $208,000 was expensed in the consolidated statement of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of compensation expense in the consolidated statement of operations. SFAS No. 123R supersedes APB No. 25 and its related implementation guidance. The accounting provisions of SFAS No. 123R are effective for annual reporting periods beginning after June 15, 2005. We are currently assessing the impact of SFAS No. 123R. As we have 1.3 million unvested common stock options outstanding at December 31, 2005, we expect the adoption to have a significant adverse impact on our consolidated statements of operations.

Amortization of Intangible Assets

	Years Ended December 31,			Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
	(In thousands, except percentages)

Amortization of intangible assets	$3,358	$4,541	$2,348	(26)%	93%
Percentage of total revenues	2%	3%	2%

Amortization of intangible assets was $3.4 million, $4.5 million and $2.3 million in 2005, 2004 and 2003, respectively, and consists of amortization expense related to customer lists and assembled workforce assets recorded in our business combinations. The decrease in amortization of intangible assets from 2004 to 2005 was primarily due to certain intangible assets becoming fully amortized offset to a lesser degree by the acquisition of Scrittura in 2005, while the increase in amortization of intangible assets from 2003 to 2004 was primarily the result of our merger with iManage in November 2003. Based on business combinations completed through December 31, 2005, we expect amortization of intangible assets to be $3.3 million in 2006, $2.9 million in 2007 and $307,000 in 2008. We may incur additional amortization expense beyond these expected future levels to the extent we make additional acquisitions.

In-Process Research and Development

	Years Ended December 31,			Percentage Change
	2005	2004	2003	2004 to 2005		2003 to 2004
	(In thousands, except percentages)

In-process research and development	$—	$—	$5,174	*	%	*	%
Percentage of total revenues	—%	—%	5%

*	Percentage is not meaningful

In 2003, in conjunction with our business combinations, we recorded in-process research and development charges of $599,000 related to the acquisition of MediaBin and $4.6 million related to the merger with iManage. These in-process research and development charges were associated with software development efforts in process at the time of the business combinations that had not yet achieved technological feasibility and no future alternative uses had been identified. The purchase price allocated to in-process research and development was determined, in part, by a third-party appraiser through established valuation techniques. We may incur in-process research and development expense in the future to the extent we make additional acquisitions. The software development efforts in process at the time of the iManage and MediaBin acquisitions were either completed, discontinued or were integrated with other Interwoven products in 2004.

Restructuring and Excess Facilities Charges (Recoveries)

	Years Ended December 31,				Percentage Change
	2005		2004	2003	2004 to 2005		2003 to 2004
	(In thousands, except percentages)

Restructuring and excess facilities charges (recoveries)	$(692)		$9,782	$18,813	*	%	(48)%
Percentage of total revenues	*	%	6%	17%

*	Percentage is not meaningful

During 2003, we implemented restructuring plans in connection with our business combinations and to better align our expenses with anticipated revenues. Additionally, we performed an evaluation of our facilities requirements and re-evaluated previously recorded excess facilities accruals. As a result, we recorded charges of $5.7 million associated with workforce reductions and $10.3 million associated with the abandonment of excess facilities. In addition, we further revised our estimates of future sublease income for facilities previously abandoned and recorded an additional $2.8 million in charges as a result of changes in our estimates.

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

In 2005, we reversed $462,000 of the previously recorded restructuring accrual as a result of subleasing an excess facility in Mountain View, California, which sublease was not previously anticipated or considered probable. We also resolved several outstanding matters associated with the termination of certain European employees in 2004 and, as a result, we reversed $365,000 of the previously recorded restructuring accrual related to expected settlement costs. Further, we revised our estimates of certain sublease assumptions and lease exit costs and reversed $153,000 of previously recorded excess facilities accrual. Restructuring and excess facilities charges in 2005 includes $288,000 associated with the accretion of discounted future lease payments associated with facilities leases recorded under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

Interest Income and Other, Net

	Years Ended December 31,			Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
	(In thousands, except percentages)

Interest income and other, net	$3,574	$1,725	$3,401	107%	(49)%
Percentage of total revenues	2%	1%	3%

Interest income and other is composed of interest earned on our cash, cash equivalents and investments, foreign exchange transaction gains and losses and, to a lesser degree, interest expense. Interest income and other was $3.6 million, $1.7 million and $3.4 million in 2005, 2004 and 2003, respectively. Interest income and other increased $1.9 million, or 107% from $1.7 million in 2004 to $3.6 million in 2005. This increase was due to higher interest rates on our cash and investments. Interest income and other decreased $1.7 million, or 50%, from $3.4 million in 2003 to $1.7 million in 2004. The decrease was due to lower interest rates on our cash and investments and a lower average balance of cash, cash equivalents and investments.

Provision for Income Taxes

	Years Ended December 31,			Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
	(In thousands, except percentages)

Provision for income taxes	$1,088	$986	$1,071	10%	(8)%
Percentage of total revenues	1%	1%	1%

The provision for income taxes recorded in 2005, 2004 and 2003 related principally to state and foreign taxes. As of December 31, 2005, we had approximately $270.8 million of federal and $55.9 million of state net operating loss carry forwards to offset future taxable income. The federal and state net operating loss carryforwards are available to reduce future taxable income and will begin to expire in 2008 through 2025 and 2006 through 2015. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. Currently, it is determined that it is not likely that the assets will be realized. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.

Liquidity and Capital Resources

	December 31,			Percentage Change
	2005	2004	2003	2004 to 2005	2003 to 2004
	(In thousands, except percentages)

Cash, cash equivalents and short-term investments	$137,199	$133,757	$140,487	3%	(5)%
Working capital	$85,969	$85,474	$94,401	1%	(9)%
Stockholders’ equity	$298,199	$288,622	$300,934	3%	(4)%

Our primary sources of cash are the collection of accounts receivable from our customers, proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services and facilities and related costs. We also used cash to purchase property and equipment, pay liabilities for excess facilities and to acquire businesses and technologies to expand our product offerings.

A number of non-cash items were charged to expense in 2005, 2004 and 2003. These items include depreciation and amortization of property and equipment and intangible assets, in-process research and development and amortization of deferred stock-based compensation. These items decreased our net income in 2005 and increased our net loss in 2004 and 2003. Although these non-cash items may increase or decrease in amount and therefore cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.

Cash provided by operating activities in 2005 was $15.5 million, representing an improvement of $22.8 million from 2004. This change was primarily the result of improved operating results, after adjusting for non-cash expense, and lower payments to reduce our restructuring and excess facilities accrual offset by an increase in accounts receivable. Payments made to reduce our excess facilities obligations totaled $8.0 million. Our days outstanding in accounts receivable (“days outstanding”) are 60 days at December 31, 2005 and 2004. Deferred revenues increased primarily due to increased customer support contracts.

Cash used in operating activities in 2004 was $7.2 million, representing an improvement of $25.5 million from 2003. This improvement primarily resulted from a smaller operating loss, after adjusting for non-cash expenses, cash collections against accounts receivable and an increase in accounts payable, accrued liabilities and deferred revenues offset by higher payments to reduce our restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $26.6 million and included scheduled lease payments on excess facilities and cash paid to terminate a portion of our headquarters lease and a lease in Chicago, Illinois. Our days outstanding decreased from 111 days at December 31, 2003 to 60 days at December 31, 2004. Days outstanding at December 31, 2003 were primarily impacted by the acquisition of accounts receivable from iManage and an increase in customer support billings resulting from our merger with iManage, which added to our outstanding accounts receivable. Deferred revenues increased primarily due to increased customer support contracts.

Cash used in operating activities in 2003 was $32.8 million, primarily due to our net loss, a decrease in accounts payable and accrued liabilities, an increase in accounts receivable, offset by increases in deferred revenues and restructuring and excess facilities accrual. Deferred revenues increased due to increased customer support contracts in large part resulting from the iManage merger. The increase in the restructuring and excess facilities accrual resulted from the abandonment of properties associated with the iManage merger and the re-evaluation of sublease prospects for certain excess facilities.

Cash provided by investing activities in 2005 was $28.6 million, representing an improvement of $33.6 million from 2004. This improvement primarily resulted from higher net proceeds from maturities and sale of short-term investments offset by $16.6 million in cash used to acquire Scrittura. Cash used in investing activities in 2004 was $5.0 million in comparison with cash provided in 2003 of $18.5 million. The change occurred primarily due to utilization of cash to acquire short-term investments.

Cash provided by financing activities was $7.1 million, $4.6 million and $2.2 million in 2005, 2004 and 2003, respectively. The improvement over years was primarily due to an increase in proceeds received from the exercise of common stock options and shares issued under our employee stock purchase plan.

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

We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

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

Bank Borrowings.  We have a $16.0 million line of credit available to us at December 31, 2005, which is secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under our line of credit. The line of credit agreement expires in July 2006 and is primarily used as collateral for letters of credit required by our facilities leases. There were no outstanding borrowings under this line of credit as of December 31, 2005. We expect to renew or replace this line of credit agreement in 2006.

In connection with the iManage merger, we assumed a term loan with a bank secured by certain of our property and equipment. The term loan was paid in full in December 2004.

Facilities.  We lease facilities under operating lease agreements that expire at various dates through 2016. As of December 31, 2005, minimum cash payments due under operating lease obligations totaled $41.6 million. The following presents our prospective future lease payments under these agreements as of December 31, 2005, which is net of estimated sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Total

2006	$9,965	$7,332	$1,015	$926	$7,243	$17,297
2007	6,620	5,498	587	1,145	6,056	12,118
2008	2,006	1,973	647	285	1,611	3,979
2009	842	1,258	348	286	1,196	2,100
2010	711	1,049	291	238	996	1,760
Thereafter	4,380	—	—	—	—	4,380

	$24,524	$17,110	$2,888	$2,880	17,102	$41,634

Present value discount of future lease payments					(189)

Obligations for excess facilities as of December 31, 2005					$16,913

The restructuring and excess facilities accrual at December 31, 2005 includes minimum lease payments of $17.1 million and estimated operating expenses of $2.9 million offset by estimated sublease income of $2.9 million and the present value discount of $189,000 recorded in accordance with SFAS No. 146. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of independent real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At December 31, 2005, we had $12.4 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments. The following presents the outstanding commitments under these agreements at each respective balance sheet date for the next five years and at balance sheet dates after 2010 (in thousands):

Standby
Letters of
Years Ending December 31,	Credit

2006	$11,967
2007	$3,094
2008	$2,500
2009	$2,500
2010	$2,500
After 2010	$1,000

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

Financial Risk Management

As a global company, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-United States Dollar-denominated revenues and operating expenses in Europe, Asia, Australia and Canada.

We use foreign currency forward contracts as risk management tools and not for speculative or trading purposes. Gains and losses on the changes in the fair values of the forward contracts are included in interest income and other, net in our consolidated statements of operations. We do not anticipate significant currency gains or losses in the near term.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) on our consolidated balance sheets. These securities are not leveraged and are held for purposes other than trading.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of December 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most United States and international offices in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of December 31, 2005, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2016. Rent expense under operating leases for 2005, 2004 and 2003 was $9.9 million, $9.8 million and $11.5 million, respectively. Future minimum lease payments under our operating leases as of December 31, 2005 are detailed previously in “Liquidity and Capital Resources”.

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future consolidated results of operations.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations and net income (loss), as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management in the preparation of our consolidated financial statements. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

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

We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc), revenue is recognized for delivered elements only where vendor specific objective evidence of fair value exists for all of the undelivered elements. Our specific objective evidence of fair value is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of undelivered elements (e.g., support, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP 97-2 have been met. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

In 2005, we applied SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, to account for a software arrangement which included services that constitute significant production, modification or customization of our software. As we were not in a position to make dependable cost estimates as to completion, the completed contract method of accounting was applied and revenues were recognized upon contract completion. For classification purposes in our consolidated statement of operations, we include the amount representing vendor specific objective evidence of fair value of the service revenues as service revenues and the residual portion of the total fee as license revenue.

Allowance for Doubtful Accounts.  We make estimates as to the overall collectibility of accounts receivable and provide an allowance for accounts receivable considered uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, our allowance for doubtful accounts consists of specific accounts where we believe collection is not probable and a rate based on our historical experience which is applied to accounts receivable not specifically reserved. At December 31, 2005 and 2004, our allowance for doubtful accounts balance was $779,000 and $961,000, respectively. These amounts represent 3% of total accounts receivable at December 31, 2005 and 2004. The decrease in the allowance for doubtful accounts reflects the continued improvement of our aged accounts receivable profile.

Allowance for Sales Returns.  From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. In determining the amount of the allowance required, management specifically analyzes our revenue transactions, customer software installation patterns, historical return pattern, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for sales returns. At December 31, 2005 and 2004, our allowance for sales returns was $321,000 and $670,000, respectively.

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

We accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within our organization to calculate the termination benefits to be provided to affected employees. At December 31, 2005, $34,000 was accrued for future severance and termination benefits payments.

In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value of expected sublease income over the remainder of the lease term and of related exit costs, if any, we receive appraisals from real estate brokers to aid in our estimate. In addition, during the evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may be impaired. Excluding the facilities that are currently subleased, our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of excess facilities could differ from actual results and such differences could require additional charges or credits that could materially affect our consolidated financial condition and results of operations. The restructuring and excess facilities accrual at December 31, 2005 includes minimum lease payments of $17.1 million and estimated operating expenses of $2.9 million offset by estimated sublease income of $2.9 million and the present value discount of $189,000 recorded in accordance with SFAS No. 146. We reassess our excess facilities liability each period based on current real estate market conditions.

Accounting for Stock-Based Compensation.  Through December 31, 2005 we accounted for compensation expense for our stock-based incentive programs using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees. Under this method, we did not record compensation expense when stock options were granted to eligible participants as long as the exercise price was not less than the fair market value of the stock when the option was granted. In accordance with SFAS No. 123, Accounting for Stock-Based

Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, we disclosed our pro forma net income or loss and net income or loss per share as if the fair value-based method had been applied in measuring compensation expense for our stock-based incentive programs. On December 16, 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123. SFAS No. 123R generally requires share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair values. This standard is effective for public companies with fiscal years beginning after June 15, 2005. We are required to adopt this new standard on January 1, 2006.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. At December 31, 2005, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward.

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

The following table reflects the expected future amortization of intangible assets, assuming no future impairments (in thousands):

	Amortization	Amortization
	of Intangible	of Purchased
Years Ending December 31,	Assets	Technology	Total

2006	$3,312	$12,828	$16,140
2007	2,939	3,752	6,691
2008	307	2,064	2,371
2009	—	325	325

	$6,558	$18,969	$25,527

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

We invest in high quality credit issuers and limit the amount of credit exposure with any one issuer. We seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high quality credit securities that we believe to have low credit risk and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The short-term interest-bearing portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities three months or greater are “available for sale” and are considered to be short-term investments. The following table presents the carrying value, which approximates fair value, and related weighted average interest rates for cash equivalents and short-term investments at December 31, 2005 (in thousands):

		Average
	Carrying	Interest
	Value	Rate

Cash equivalents	$49,601	2.47%
Short-term investments	63,581	3.14%

	$113,182	2.94%

At December 31, 2005, we had no outstanding borrowings.

Foreign Currency Risk

We develop our software products in the United States for sale in the Americas, Europe and Asia Pacific. Our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. A majority of our revenues are denominated in United States Dollars; however, a strengthening of the United States Dollar could make our software products less competitive in foreign markets. We enter into forward foreign currency contracts to manage the exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward foreign currency contracts with notional amounts totaling approximately $5.8 million at December 31, 2005. The forward foreign currency contracts expire in February 2006 and offset certain foreign currency exposures in the Euro, British Pound and Australian Dollar. These forward foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, and accordingly, are marked to market and recognized in the consolidated results of operations. The fair value of the liability associated with forward foreign currency contracts recognized in the consolidated financial statements as of December 31, 2005 was $19,000.

The table below provides information about our forward foreign currency contracts at December 31, 2005. The information is provided in United States Dollar equivalent amounts. The table presents the notional amounts, at contract exchange rates, and the contractual foreign currency exchange rates expressed as units of the foreign currency per United States Dollar, which in some cases may not be the market convention for quoting a particular currency.

		Contract
	Notional	Exchange
	Principal	Rate
	(Dollars in thousands)

Australian Dollars	$883	0.73
Euros	2,740	1.18
British Pounds	2,155	1.72

	$5,778

Estimated fair value of liability	$19

While we actively monitor our foreign currency risks, there can be no assurance that our foreign currency hedging activities will substantially offset the impact of fluctuations in currency exchange rates in our consolidated results of operations, cash flows and financial position.

We regularly review our foreign currency strategy and may as part of this review determine at any time to change our strategy.

Commodity Price Risk

We did not hold commodity instruments as of December 31, 2005 and have never had such instruments in the past.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
	(In thousands, except per share amounts)

Total revenues	$47,579	$43,939	$41,034	$42,485
Gross profit	$31,932	$29,334	$27,483	$28,996
Total operating expenses	$31,600	$30,224	$28,132	$29,658
Income (loss) from operations	$332	$(890)	$(649)	$(662)
Net income (loss)	$1,116	$(184)	$(66)	$(249)
Basic net income (loss) per common share	$0.03	$(0.00)	$(0.00)	$(0.01)
Shares used in computing basic net income (loss) per common share	42,244	41,988	41,635	41,137
Diluted net income (loss) per common share	$0.03	$(0.00)	$(0.00)	$(0.01)
Shares used in computing diluted net income (loss) per common share	43,085	41,988	41,635	41,137

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004
	(In thousands, except per share amounts)

Total revenues	$43,238	$40,261	$39,495	$37,394
Gross profit	$29,985	$27,169	$26,677	$24,797
Total operating expenses	$29,934	$28,896	$42,153	$32,051
Income (loss) from operations	$51	$(1,727)	$(15,476)	$(7,254)
Net income (loss)	$405	$(1,502)	$(15,586)	$(6,984)
Basic net income (loss) per common share	$0.01	$(0.04)	$(0.39)	$(0.17)
Shares used in computing basic net income (loss) per common share	41,855	40,564	40,420	40,137
Diluted net income (loss) per common share	$0.01	$(0.04)	$(0.39)	$(0.17)
Shares used in computing diluted net income (loss) per common share	41,940	40,564	40,420	40,137

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

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This section includes information concerning our internal control over financial reporting and the evaluations referred to in those certifications. Item 15 of this Annual Report on Form 10-K sets forth the report of KPMG LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of our internal control over financial reporting set forth below in this section.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005.

The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done every quarter so that our conclusions concerning the effectiveness of these controls can be reported in the reports we file or submit under the Exchange Act. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or fraud. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within Interwoven, Inc. have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management has concluded that our internal control over financial reporting was effective as of December 31, 2005. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on its assessment of our internal control over financial reporting, which is included herein.

ITEM 9B.	OTHER INFORMATION

2006 Executive Officer Incentive Bonus Plan

On March 9, 2006, the Compensation Committee (“Committee”) of the Board of Directors of Interwoven approved Interwoven’s 2006 Executive Officer Incentive Bonus Plan (“Plan”). The Plan provides incentives to designated executive officers to assist Interwoven in achieving revenue and non-GAAP operating income targets for the year ending December 31, 2006, and for each calendar quarter of 2006, and other corporate objectives.

The 2005 named executive officer participants under the Plan, and their target bonus amounts under the Plan for 2006, are: John E. Calonico, Jr., Senior Vice President and Chief Financial Officer ($125,000); Steven J. Martello, Senior Vice President of Client Services ($50,000); and David Nelson-Gal, Senior Vice President and Engineering ($103,000).

Under the Plan, participants are eligible to receive up to four quarterly bonuses and one annual bonus. Each target bonus payment is an amount equal to 20% of the participant’s target bonus amount for the year; the actual bonus payment is the target bonus payment multiplied by a percentage (which may be less than or more than 100%) that depends upon achievement of corporate targets and individual performance objectives (“MBOs”). Approximately 20% to 50% of each participant’s target bonus payment is tied to achievement of MBOs.

Corporate targets that influence executive bonuses under the Plan are expressed in terms of total revenue and non-GAAP operating income. The specific revenue and non-GAAP operating income targets are not public information. These corporate targets are given equal weight in determining actual bonus payments not subject to the achievement of MBOs.

Each participant is expected to have 3 to 5 MBOs tied to bonus eligibility. The MBOs may be established on a quarterly or annual basis. MBOs for each participant will be reviewed and approved at the beginning of any applicable performance period.

The Plan also provides that the Committee has the discretion to adjust quarterly or annual bonus amounts under the Plan based on a recommendation by Interwoven’s Chief Executive Officer after review of a participant’s performance.

Interwoven’s Board of Directors or the Committee may amend the Plan at any time; however, no amendment may increase total revenue or non-GAAP operating income targets without the consent of the Plan participants.

2006 Sales Compensation Plan for Steven J. Martello

On March 9, 2006, the Compensation Committee approved an individual bonus plan for Steven J. Martello, Senior Vice President of Client Services (the “Additional Plan”). Mr. Martello’s on-target incentive pay under the Additional Plan is $150,000. The Additional Plan provides for commissions on revenue from professional services revenue. The commissions are earned and paid quarterly upon attainment of quarterly goals for professional services revenue, and quarterly goals for that revenue less the cost to provide the professional services.

PART III

Information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive Proxy Statement to be filed in connection with our 2006 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of the year covered by this report.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning our officers required by this Item is incorporated by reference to the definitive Proxy Statement under the caption “Executive Officers”. The information concerning our directors and other matters required by this Item is incorporated by reference to the definitive Proxy Statement under the captions “Election of Directors” and “Report of the Audit Committee of the Board of Directors”.

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to our definitive Proxy Statement to our 2006 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.	EXECUTIVE COMPENSATION

The information that is required by this Item is incorporated by reference to the definitive Proxy Statement under the caption “Executive Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information about security ownership of certain beneficial owners and management required by this Item is incorporated by reference to the definitive Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management”. The information regarding securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to the definitive Proxy Statement under the caption “Equity Compensation Plan Information”.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information that is required by this Item is incorporated by reference to the definitive Proxy Statement under the caption “Certain Relationships and Related Transactions”.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information that is required by this Item is incorporated by reference to the definitive Proxy Statement under the caption “Ratification of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements:

Reports of Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets at December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

2. Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts
(In thousands)

	Balance		Charged			Balance
	at Beginning		(Credited) to			at End
Description	of Period	Write-Offs	Expenses	Adjustments		of Period

Allowance for doubtful accounts and sales returns:
Year ended December 31, 2005	$1,631	$(496)	$(35)	$—		$1,100
Year ended December 31, 2004	$2,243	$(558)	$(54)	$—		$1,631
Year ended December 31, 2003	$1,926	$(531)	$292	$556	*	$2,243

*	Adjustment related to balances recorded as a result of acquisitions.

3. Exhibits:

			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

3.01		Registrant’s Fourth Amended and Restated Certificate of Incorporation	S-8	11/19/03	4.08
3.02		Registrant’s Amended and Restated Bylaws				X
4.01		Form of Certificate for Registrant’s common stock	S-1	09/23/99	4.01
10.01		Form of Indemnity Agreement between Registrant and each of its directors and executive officers	S-1	07/27/99	10.01
10	.02*	1996 Stock Option Plan and related agreements	S-1	07/27/99	10.02
10	.03*	1998 Stock Option Plan and related agreements	S-1	07/27/99	10.03
10	.04*	1999 Equity Incentive Plan	S-8	01/24/01	4.01
10	.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan				X
10	.06*	1999 Employee Stock Purchase Plan	10-Q	11/09/05	10.01
10	.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1	09/03/99	10.05
10	.08*	2000 Stock Incentive Plan	S-8	09/26/00	4.01
10	.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan				X
10	.10*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under iManage, Inc. 1997 Stock Option Plan	S-8	11/19/03	4.02
10	.11*	iManage, Inc. 2000 Non-Officer Stock Option Plan and related forms of stock option and option exercise agreements	S-8	11/19/03	4.03
10	.12*	2003 Acquisition Plan	S-8	11/19/03	4.07
10	.13*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2003 Acquisition Plan				X
10	.14*	Form of Notice of Stock Option Acceleration and Share Restrictions				X
10.15		Regional Prototype Profit Sharing Plan and Trust/Account Standard Plan Adoption Agreement AA #001	S-1	07/27/99	10.06
10	.16*	Summary of Non-employee Director Compensation	8-K	09/21/05	10.1
10	.17*	Employment Agreement between Registrant and Martin W. Brauns dated February 27, 1998	S-1	07/27/99	10.07

			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

10	.18*	Employment arrangement between Registrant and Martin W. Brauns	10-Q	08/13/03	10.04
10	.19*	Separation agreement and release between Registrant and Martin W. Brauns				X
10	.20*	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between Martin W. Brauns	10-Q	08/13/03	10.02
10	.21*	Compensatory Arrangements with Executive Officers				X
10	.22*†	2006 Executive Officer Incentive Bonus Plan				X
10	.23*†	2006 Compensation Plan for Steven J. Martello				X
10	.24††	Preferred Stock Warrant to Purchase Shares of Series E Preferred Stock of Registrant	S-1	09/03/99	10.25
10.25		Ariba Plaza Sublease dated June 28, 2001 between Registrant and Ariba, Inc.	10-Q	08/14/01	10.01
10.26		Amended and Restated Ariba Plaza Sublease dated August 6, 2001 between Registrant and Ariba, Inc.	10-Q	11/14/01	10.01
10.27		Amended and Restated First Amendment to Amended and Restated Sublease dated May 6, 2001 between Registrant and Ariba, Inc.	10-Q	11/08/04	10.01
10.28		Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	(1)	(1)	(1)
10.29		First Amendment to Lease dated November 12, 2003 between iManage, Inc. and 303 Wacker Realty LLC	10-K	03/15/05	10.27
10.30		Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002	(2)	(2)	(2)
10.31		Revolving Line of Credit Note dated August 2, 2001, between Registrant and Wells Fargo Bank	10-Q	08/14/01	10.02
10.32		Amendment to Line of Credit Agreement dated June 1, 2004 between Registrant and Wells Fargo Bank	10-Q	11/08/04	10.02
10.33		Amendment of Line of Credit Agreement, dated July 25, 2005, between Registrant and Wells Fargo Bank	10-Q	11/09/05	10.03
21.01		Subsidiaries of the Registrant				X
23.01		Consent of Independent Registered Public Accounting Firm				X
31.01		Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer				X
31.02		Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer				X
32.01		Section 1350 certification of Chief Executive Officer				X
32.02		Section 1350 certification of the Chief Financial Officer				X

(1)	Incorporated by reference to Exhibit 10.18 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 26, 2003.

(2)	Incorporated by reference to Exhibit 10.13 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 29, 2002.

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the commission.

††	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interwoven, Inc.:

We have audited the accompanying consolidated balance sheets of Interwoven, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interwoven, Inc., and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Mountain View, California
March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interwoven, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Interwoven, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Interwoven, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Interwoven, Inc. based on our audit.

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

In our opinion, management’s assessment that Interwoven, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, Interwoven, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interwoven, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Mountain View, California
March 13, 2006

INTERWOVEN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$73,618	$22,466
Short-term investments	63,581	111,291
Accounts receivable, net of allowances of $1,100 and $1,631 in 2005 and 2004, respectively	31,542	28,292
Prepaid expenses and other current assets	5,193	8,450

Total current assets	173,934	170,499
Property and equipment, net	5,044	5,831
Goodwill, net	191,595	185,464
Other intangible assets, net	25,527	30,035
Other assets	2,506	1,947

Total assets	$398,606	$393,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,491	$5,568
Accrued liabilities	22,198	20,370
Restructuring and excess facilities accrual	7,266	8,966
Deferred revenues	54,010	50,121

Total current liabilities	87,965	85,025
Accrued liabilities	2,761	3,413
Restructuring and excess facilities accrual	9,681	16,716

Total liabilities	100,407	105,154

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized at December 31, 2005 and 2004	—	—
Common stock, $0.001 par value, 125,000 shares authorized at December 31, 2005 and 2004; 42,386 shares and 41,087 shares issued and outstanding at December 31, 2005 and 2004, respectively	42	41
Additional paid-in capital	705,908	697,860
Deferred stock-based compensation	(1,002)	(2,067)
Accumulated other comprehensive loss	(359)	(205)
Accumulated deficit	(406,390)	(407,007)

Total stockholders’ equity	298,199	288,622

Total liabilities and stockholders’ equity	$398,606	$393,776

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Revenues:
License	$67,754	$67,341	$45,936
Support and service	107,283	93,047	65,576

Total revenues	175,037	160,388	111,512

Cost of revenues:
License	15,262	13,336	5,368
Support and service	42,030	38,424	32,276

Total cost of revenues	57,292	51,760	37,644

Gross profit	117,745	108,628	73,868
Operating expenses:
Sales and marketing	70,352	70,824	57,959
Research and development	31,268	30,825	24,613
General and administrative	13,585	12,080	12,474
Amortization of stock-based compensation	1,743	4,982	2,348
Amortization of intangible assets	3,358	4,541	2,348
In-process research and development	—	—	5,174
Restructuring and excess facilities charges (recoveries)	(692)	9,782	18,813

Total operating expenses	119,614	133,034	123,729

Loss from operations	(1,869)	(24,406)	(49,861)
Interest income and other, net	3,574	1,725	3,401

Income (loss) before provision for income taxes	1,705	(22,681)	(46,460)
Provision for income taxes	1,088	986	1,071

Net income (loss)	$617	$(23,667)	$(47,531)

Basic net income (loss) per common share	$0.01	$(0.58)	$(1.72)

Shares used in computing basic net income (loss) per common share	41,751	40,494	27,585

Diluted net income (loss) per common share	$0.01	$(0.58)	$(1.72)

Shares used in computing diluted net income (loss) per common share	42,390	40,494	27,585

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31, 2005

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands)

Balances, December 31, 2002	25,634	$26	$541,351	$(2,166)	$323	$(335,809)	$203,725
Components of comprehensive loss:
Net loss	—	—	—	—	—	(47,531)	(47,531)
Unrealized loss on investments	—	—	—	—	(298)	—	(298)

Comprehensive loss							(47,829)
Stock issued and options assumed in acquisitions	14,041	14	148,048	—	—	—	148,062
Repurchase of common stock	(24)	—	(10)	—	—	—	(10)
Issuance of common stock under stock plans	357	—	2,459	—	—	—	2,459
Deferred stock-based compensation	—	—	1,925	(9,746)	—	—	(7,821)
Amortization of stock-based compensation	—	—	—	2,348	—	—	2,348

Balances, December 31, 2003	40,008	40	693,773	(9,564)	25	(383,340)	300,934
Components of comprehensive loss:
Net loss	—	—	—	—	—	(23,667)	(23,667)
Unrealized loss on investments	—	—	—	—	(264)	—	(264)
Cumulative translation adjustment	—	—	—	—	34	—	34

Comprehensive loss							(23,897)
Stock issued in acquisition	118	—	782	—	—	—	782
Issuance of common stock under stock plans	961	1	5,820	—	—	—	5,821
Reversal of stock-based compensation for terminated employees	—	—	(2,515)	2,515	—	—	—
Amortization of stock-based compensation	—	—	—	4,982	—	—	4,982

Balances, December 31, 2004	41,087	41	697,860	(2,067)	(205)	(407,007)	288,622
Components of comprehensive income:
Net income	—	—	—	—	—	617	617
Unrealized loss on investments	—	—	—	—	(129)	—	(129)
Cumulative translation adjustment	—	—	—	—	(25)	—	(25)

Comprehensive income							463
Options assumed in acquisition	—	—	1,354	—	—	—	1,354
Issuance of common stock under stock plans	1,299	1	7,101	—	—	—	7,102
Income tax related to exercise of common stock options	—	—	80	—	—	—	80
Reversal of stock-based compensation for terminated employees	—	—	(487)	487	—	—	—
Deferred stock-based compensation	—	—		(1,165)	—	—	(1,165)
Amortization of stock-based compensation	—	—	—	1,743	—	—	1,743

Balances, December 31, 2005	42,386	$42	$705,908	$(1,002)	$(359)	$(406,390)	$298,199

See accompanying notes to consolidated financial statement

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$617	$(23,667)	$(47,531)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,728	4,276	6,312
Amortization of deferred stock-based compensation	1,743	4,982	2,348
Amortization of intangible assets and purchased technology	15,499	15,177	4,310
In-process research and development	—	—	5,174
Reduction in allowance for doubtful accounts and sales returns	(531)	(612)	(239)
Changes in operating assets and liabilities:
Accounts receivable	(1,749)	6,154	(6,556)
Prepaid expenses and other assets	2,423	579	638
Accounts payable and accrued liabilities	(992)	528	(4,318)
Restructuring and excess facilities accrual	(8,735)	(20,620)	2,070
Deferred revenues	3,515	5,971	5,021

Net cash provided by (used in) operating activities	15,518	(7,232)	(32,771)

Cash flows from investing activities:
Purchases of property and equipment	(2,848)	(2,704)	(859)
Purchases of investments	(86,274)	(118,378)	(93,153)
Maturities and sales of investments	134,275	117,249	122,051
Acquisition of businesses and technology, net of cash acquired	(16,596)	(1,172)	(9,502)

Net cash provided by (used in) investing activities	28,557	(5,005)	18,537

Cash flows from financing activities:
Payment of bank borrowings	—	(1,213)	(201)
Net proceeds from issuance of common stock	7,102	5,821	2,459
Repurchases of common stock and treasury stock	—	—	(10)

Net cash provided by financing activities	7,102	4,608	2,248

Effect of exchange rates	(25)	34	—

Net increase (decrease) in cash and cash equivalents	51,152	(7,595)	(11,986)
Cash and cash equivalents at beginning of period	22,466	30,061	42,047

Cash and cash equivalents at end of period	$73,618	$22,466	$30,061

Supplemental disclosures of cash flow information:
Cash paid for interest expense	$1	$37	$11

Cash paid for income taxes, net of refunds	$267	$313	$189

Supplemental disclosures of non-cash investing and financing activities:
Unrealized loss on investments	$(129)	$(264)	$(298)

Common stock issued and stock options assumed in acquisitions	$1,354	$782	$148,062

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Interwoven, Inc. (“Interwoven” or the “Company”) provides enterprise content management software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code across the enterprise and its value chain of customers, partners and suppliers. Interwoven markets and licenses its software products and services in North America and through subsidiaries in Europe and Asia Pacific.

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

Revenue Recognition

Revenue consists principally of perpetual software licenses, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized for the delivered elements in a multiple element arrangement provided vendor specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. VSOE of fair value of support and other services is based on the Company’s customary pricing for such support and services when sold separately. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the residual fee attributable to the elements initially delivered (i.e., software product) when the basic criteria in SOP 97-2 have been met. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the support and professional services components including consulting and training services of its perpetual license arrangements. The Company sells its professional services separately and has established VSOE on this basis. VSOE for support is determined based upon the customer’s annual renewal rates for this element. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from support services is recognized ratably over its respective support period. If such evidence of fair value for each undelivered element does not exist, all revenue is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Persuasive evidence of an arrangement exists.  The Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, which is signed by both the customer and the Company, or a signed purchase order from the customer and the customer agrees or has previously agreed to a license arrangement with the Company.

Delivery has occurred.  The Company’s software may be delivered either physically or electronically to the customer. The Company determines that delivery has occurred upon shipment of the software pursuant to the terms of the agreement or when the software is made available to the customer through electronic delivery.

The fee is fixed or determinable.  If at the outset of the customer arrangement, the Company determines that the arrangement fee is not fixed or determinable, revenue is recognized when the fee becomes due and payable assuming all other criteria for revenue recognition have been met. Fees due under an arrangement are deemed not to be fixed or determinable if a portion of the license fee is due beyond the Company’s normal payment terms, which are no greater than 185 days from the date of invoice.

Collectibility is probable.  The Company determines whether collectibility is probable on a case-by-case basis. When assessing probability of collection, the Company considers the number of years the customer has been in business, history of collection for each customer and market acceptance of its products within each geographic sales region. The Company typically sells to customers with whom there is a history of successful collection. New customers are subject to a credit review process, which evaluates the customer’s financial position and, ultimately, its ability to pay. If the Company determines from the outset of an arrangement or based on historical experience in a specific geographic region that collectibility is not probable based upon its review process, revenue is recognized as payments are received and all other criteria for revenue recognition have been met. The Company periodically reviews collection patterns from its geographic locations to ensure that its historical collection results provide a reasonable basis for revenue recognition upon entering into an arrangement. For example, the Company determined that it had sufficient evidence in the first quarter of 2004 from customers in Japan and Singapore to begin recognizing revenue on an accrual basis and, in the third quarter of 2004, the Company began recognizing revenue from customers in Spain on an accrual basis. Previously, revenues had been recognized from customers in those countries only when cash was received and all other revenue recognition criteria were met.

Certain software orders are placed by resellers on behalf of end users. Interwoven recognizes revenue on these orders when end users have been identified, persuasive evidence of arrangements with end users exist and all other revenue recognition criteria are met.

Support and service revenues consist of professional services and support fees. The Company’s professional services, which are comprised of software installation and integration, business process consulting and training, are, in almost all cases, not essential to the functionality of its software products. These products are fully functional upon delivery and do not require any significant modification or alteration for customer use. Customers purchase these professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.

Support contracts are typically priced based on a percentage of license fees and have a one-year term. Services provided to customers under support contracts include technical support and unspecified product upgrades. Revenues from support contracts are recognized ratably over the term of the agreement.

In 2005, the Company applied SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, to account for a software arrangement which included services that constitute significant production, modification or customization of the software. As the Company was not in a position to make dependable estimates as to completion, the completed contract method of accounting was applied and revenues were recognized upon contract completion. For classification purposes in the consolidated statement of

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations, the Company includes the amount representing VSOE of fair value of the service revenues as service revenues and the residual portion of the total fee as license revenue.

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

The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, market auction rate preferred securities and United States government agency securities. Realized gains and losses are calculated using the specific identification method. The Company realized losses of $3,000, $15,000 and none in 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, unrealized losses totaled $129,000, $264,000 and $298,000, respectively. Unrealized gains and losses are included as a separate component of accumulated other comprehensive loss in stockholders’ equity.

Allowance for Doubtful Accounts

The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2005 and 2004, the Company’s allowance for doubtful accounts was $779,000 and $961,000, respectively.

Allowance for Sales Returns

The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The accumulated allowance for sales returns is reflected as a reduction from accounts receivable. The Company analyzes its revenue transactions, customer software installation patterns, historical return patterns, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At December 31, 2005 and 2004, the Company’s allowance for sales returns was $321,000 and $670,000, respectively.

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

The Company derived a significant portion of total revenue for the years ended December 31, 2005, 2004 and 2003 from its Web content management and collaborative document management products and services. The Company expects that these products will continue to account for a significant portion of its total revenues in future periods.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interwoven relies on software licensed from third parties, including software that is integrated with internally developed software. These software license agreements expire on various dates from 2006 to 2009 and the majority of these agreements are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If the Company cannot renew these licenses, shipments of its products could be delayed until equivalent software could be developed or licensed and integrated into its products. These types of delays could seriously harm the Company’s business. In addition, the Company would be seriously harmed if the providers from whom the Company licenses its software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to the Company on commercially reasonable terms or at all.

Financial Instruments

The Company enters into forward foreign exchange contracts where the counterparty is a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on accounts receivable. Although these contracts are or can be effective as hedges from an economic perspective, they do not qualify for hedge accounting under Statement of Financial Accounting Standard (“SFAS”) No. 133, Derivative Instruments and Hedging Activities, as amended. Any derivative that is either not designated as a hedge or is so designated but is ineffective per SFAS No. 133, is marked to market and recognized in results of operations and classified as either other current assets or other current liabilities in the consolidated balance sheet.

At December 31, 2005 and 2004, the notional equivalent of forward foreign currency contracts aggregated $5.8 million and $8.0 million, respectively. The unrealized gains (losses) associated with these forward foreign exchange contracts were $(19,000) and $1,000 at December 31, 2005 and 2004, respectively. The forward contracts outstanding as of December 31, 2005 are scheduled to expire in February 2006.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on the annual impairment tests performed in the third quarter of 2005, 2004 and 2003, the Company determined that the carrying value of its recorded goodwill had not been impaired and no impairment charge was recorded in those years. The Company will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that the Company’s goodwill may be impaired include the Company’s market capitalization declining below its net book value or the Company suffering a sustained decline in its stock price.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertisement and Sales Promotion Expenses

Advertisement and sales promotion expenses are expensed as incurred and reflected, net of recoveries, if any, for sponsorship support from partners and other third parties. Advertising costs expensed for the years ended December 31, 2005, 2004 and 2003 were $257,000, $131,000 and $247,000, respectively.

Stock-based Compensation

At December 31, 2005, the Company had five stock-based compensation plans. The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has elected to adopt the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The resulting stock-based compensation is amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach is consistent with the method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Awards Plans. Stock-based compensation to non-employees is based on the fair value of the option estimated using the Black-Scholes model on the date of the grant and revalued at the end of each reporting period until vested.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro Forma Net Loss and Net Income (Loss) per Share

The Company has adopted the disclosure-only provisions of SFAS No. 123. Had compensation cost been determined based on the fair value at the grant date, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003

Net income (loss):
As reported	$617	$(23,667)	$(47,531)
Stock-based employee compensation included in net income (loss) as reported, net of related tax	1,743	4,982	2,348
Stock-based employee compensation using the fair value method, net of related tax	(22,168)	(19,411)	(15,151)

Pro forma	$(19,808)	$(38,096)	$(60,334)

Basic and diluted net income (loss) per common share:
As reported	$0.01	$(0.58)	$(1.72)
Pro forma	$(0.47)	$(0.94)	$(2.19)

The estimated weighted average fair value of options granted under the stock option plans during 2005, 2004 and 2003 was $3.62, $7.03 and $6.94 per share, respectively. The weighted average fair value of stock purchase shares for the years ended December 31, 2005, 2004 and 2003 were $1.20, $1.66 and $1.10, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004	2003

Expected lives from grant date (in years)	1.8 - 5.0	1.8 - 5.0	2.0 - 5.0
Risk-free interest rate	3.2% - 4.5%	2.6% - 3.7%	3.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	39.2% - 70.9%	58.9% - 118.9%	115.1%

The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Years Ended December 31,
	2005	2004	2003

Expected lives from grant date (in years)	0.5 to 2	0.5 to 2	0.5
Risk-free interest rate	3.1% - 4.1%	1.1% - 2.6%	1.0%
Dividend yield	0.0%	0.0%	0.0%
Volatility	27.9% - 56.1%	45.0% - 73.6%	56.8%

On October 3, 2005, the Board of Directors approved the acceleration of vesting of approximately 3.2 million “out-of-the-money” unvested common stock options previously awarded to employees and officers under the Company’s stock option plans. The exercise price of common stock options accelerated ranged in price from $8.35 per share to $67.60 per share and had a weighted average exercise price of $10.42 per share. The acceleration of vesting was not conditioned on continued employment or other such restrictions; however, the holders of the common stock options accelerated are required to refrain from selling any shares acquired upon exercise before the date on which the shares to be sold would have vested had the vesting of common stock options not been accelerated. The acceleration of these common stock options eliminated future stock compensation expense the

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company would otherwise have been required to recognize in its consolidated statement of operations with respect to these common stock options upon the adoption of SFAS No. 123R, Share-Based Payment, in January 2006. As a result of the acceleration of vesting, the Company expensed $209,000 of unamortized stock-based compensation through the consolidated statement of operations in 2005. Further, in the Company’s SFAS No. 123 disclosure, the unamortized fair value of the accelerated common stock options aggregating $12.3 million was reflected as compensation expense.

Effective November 1, 2005, the Board of Directors approved an amendment to the ESPP to shorten the existing 24-month offering period to a 6-month offering period. Under the amended ESPP, the participants will be entitled to purchase shares at 85% of the lesser of the common stock fair market value either at the beginning or at the end of the 6-month offering period. Accordingly, in the Company’s SFAS No. 123 disclosure, the unamortized fair value of the ESPP totaling $509,000 was reflected as a compensation expense.

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

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. For the years ended December 31, 2005, 2004 and 2003, revenues derived from customers outside the United States of America represented 32%, 34% and 36% of total revenues, respectively, and consisted of customers in Europe, Asia Pacific, Australia and Canada. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

No customer accounted for more than 10% of the total revenues in 2005, 2004 and 2003. At December 31, 2005 and 2004, no single customer accounted for more than 10% of the accounts receivable balance.

Foreign Currency Translation

Effective January 1, 2004, the Company changed the functional currency of its foreign subsidiaries from the United States Dollar to the local currency due to the increased operations and activity of the foreign subsidiaries associated with the merger with iManage, Inc. (“iManage”). As a result of the merger, the foreign subsidiaries have increased resources locally, requiring less support from the domestic parent and will incur increased operational costs that will be paid in local currency. Accordingly, all assets and liabilities are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to accumulated other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with SFAS No. 52, Foreign Currency Translation, the Company recorded an unrealized gain (loss) due to foreign currency translation of $(25,000) and $34,000 for the years ended December 31, 2005 and 2004, respectively.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from operations.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2005, 2004 and 2003, the components of comprehensive income (loss) consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

Net income (loss)	$617	$(23,667)	$(47,531)
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments	(129)	(264)	(298)
Cumulative translation adjustment	(25)	34	—

	(154)	(230)	(298)

Comprehensive income (loss)	$463	$(23,897)	$(47,829)

Accumulated other comprehensive income (loss) comprises the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

Unrealized gain (loss) on available-for-sale investments	$(368)	$(239)	$25
Cumulative translation adjustment	9	34	—

	$(359)	$(205)	$25

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted average number of outstanding shares of common stock during the period, excluding shares of restricted stock subject to repurchase. Dilutive net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive and potential common shares from options to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003

Basic net income (loss) per common share:
Net income (loss)	$617	$(23,667)	$(47,531)
Shares used in computing basic net income (loss) per common share	41,751	40,494	27,585

Basic net income (loss) per common share	$0.01	$(0.58)	$(1.72)

Diluted net income (loss) per common share:
Net income (loss)	$617	$(23,667)	$(47,531)
Shares used in computing diluted net income (loss) per common share	42,390	40,494	27,585

Diluted net income (loss) per common share	$0.01	$(0.58)	$(1.72)

For the years ended December 31, 2005, 2004 and 2003, 9.4 million, 10.9 million and 9.9 million stock options, respectively, were anti-dilutive and excluded from the diluted net income (loss) per share calculation due to either the exercise price being greater than the average fair market value of the common stock during the year or due to the Company’s net loss in the year.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board Opinion (“APB”) Opinion No. 20 and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 will be effective beginning with the Company’s first quarter of 2006.

In March 2005, the FASB issued FIN No. 47, Accounting for Conditional Asset Retirement Obligations (an interpretation of FASB Statement No. 143). This Interpretation clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty may exist about the timing and (or) method of settlement. Accordingly, an entity is required to recognize the fair value of a liability for the conditional asset retirement obligation when incurred and the uncertainty about the timing and (or) method of settlement should be factored into the measurement of the liability when sufficient information exists. This Interpretation is effective no later than December 31, 2005. Retrospective application of interim financial information is permitted but is not required. Additionally, companies shall recognize the cumulative effect of initially applying this Interpretation as a change in accounting principle. The adoption of FIN No. 47 did not have any impact on the consolidated results of operations and financial condition.

In December 2004, the FASB issued SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. SFAS No. 123R allows either the modified prospective or the modified retrospective method as the method of transition. Under the modified prospective method, compensation cost is recognized beginning with the effective date of adoption (i) for all share-based payments granted after the effective date of adoption and (ii) for all stock options and restricted stock granted prior to the effective date of adoption and that remain unvested on the date of adoption. Under the modified retrospective method, prior periods may be restated for all periods presented. In April 2005, the Securities and Exchange Commission announced that the accounting provisions of SFAS No. 123R are effective at the beginning of a company’s next year that begins after June 15, 2005. The Company is now required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. The Company plans to adopt the modified prospective method of transition. The Company is evaluating the requirements under SFAS No. 123R and expects the adoption to have a significant adverse impact on its consolidated statements of operations and net loss per share.

3.	Mergers and Acquisitions

In August 2005, the Company acquired Scrittura, Inc. (“Scrittura”), a provider of document automation software for the non-exchange based trading operations of financial services companies. The aggregate purchase price of this acquisition was $18.1 million, which included cash payments of $16.3 million, the assumption of Scrittura stock options of $1.4 million and transaction costs of $440,000. The terms of the acquisition agreement provide for an additional payment of up to $2.0 million provided certain revenue and operating margin goals are achieved during the period beginning on the acquisition date and ending on December 31, 2005. As the earn-out related targets were not achieved as of December 31, 2005, no adjustments were recorded to the purchase price. The

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocation of the purchase price for this acquisition included purchased technology of $7.4 million, non-competition covenants of $2.1 million, customer list of $1.3 million, customer backlog of $251,000, goodwill of $6.1 million and unamortized stock compensation of $1.2 million less the fair value of net liabilities of $226,000. The results of operations of Scrittura have been included in the consolidated results of operations of the Company since August  16, 2005. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.

In August 2004, the Company acquired certain assets and assumed certain liabilities of Software Intelligence, Inc. (“Software Intelligence”), a provider of records management systems. The aggregate purchase price of this acquisition was $1.6 million, which included issuance of 118,042 shares of the Company’s common stock with an estimated fair value of $782,000, assumed liabilities of $693,000 and transaction costs of $156,000. The terms of the acquisition agreement provide for an additional payment of $200,000 provided certain software license revenue goals are achieved during the period beginning on the acquisition date and ending on December 31, 2005. As the earn-out targets were not achieved as of December 31, 2005, no adjustments were recorded to the purchase price. The allocation of the purchase price for this acquisition included purchased technology of $1.2 million, customer list of $303,000 and goodwill of $215,000 less the fair value of assumed liabilities of $84,000. The results of operations of Software Intelligence have been included in the consolidated results of operations of the Company since August 12, 2004.

In November 2003, the Company completed the merger with iManage, a provider of collaborative content management software. In approving the merger, the management considered a number of factors, including its opinion that combining iManage’s collaborative content management technology will position the combined company as an enterprise content management company with the ability to provide end-to-end enterprise content management solutions.

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

The merger was accounted for as a purchase, and accordingly, the assets and liabilities of iManage were recorded at their estimated fair values on the date of the acquisition. The customer list will be amortized on a straight-line basis over four years; the patent, patent applications and the purchased technology will be amortized on a straight-line basis over three years. The intrinsic value of stock options assumed will be amortized on an accelerated basis over the remaining vesting periods of one to four years. The purchase price allocated to in-process research and development and to identifiable intangible assets was determined, in part, by a third-party valuation expert through established valuation techniques. None of the goodwill recorded is deductible for tax purposes.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $4.6 million of the purchase price represents the estimated fair value of acquired in-process research and development projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the consolidated statement of operations. The estimated fair values of the projects were determined using a discounted cash flow model. The discount rate used took into consideration the stage of completion and the risks associated with the successful development and commercialization of the purchased in-process technology project that was valued. The software development efforts in process at the time of the iManage acquisition were either completed, discontinued or were integrated with other Interwoven products in 2004.

The following table presents pro forma results of operations and gives effect to the iManage acquisition as if the acquisition was consummated at the beginning of the year ended December 31, 2003. The Company’s results of operations may have been different than those shown below if the Company had actually acquired iManage at the beginning the year. Pro forma results below are not necessarily indicative of future operating results (in thousands, except per share data).

December 31,
2003

Revenue(1)	$150,765
Net loss(2)	$(76,702)
Basic and diluted earnings per share	$(1.95)
Weighted-average common shares and dilutive stock options outstanding	39,364

(1)	The pro forma results of operations for the year ended December 31, 2003 include the reported revenues of iManage for the period from January 1, 2003 through November 18, 2003. However, the purchase method of accounting requires the Company to reduce iManage’s reported deferred revenue to an amount equal to the fair value of the legal liability, resulting in lower revenue in periods following the merger than iManage would have achieved as a separate company. Therefore, revenues from iManage products for the period from November 18, 2003 to December 31, 2003 included in the pro forma results of operations reflect the lower amortization of deferred revenue stemming from this purchase accounting adjustment.

(2)	Pro forma net loss for 2003 includes in-process research and development costs of $4.6 million from the iManage acquisition.

In June 2003, the Company acquired MediaBin, Inc. (“MediaBin”), a provider of digital asset management software and services. The aggregate purchase price of the acquisition was $12.9 million, which included cash of $4.2 million, issuance of 700,000 shares of common stock with an estimated fair value of $6.4 million, assumed stock options with a fair value of $683,000, estimated employee severance costs of $775,000 and transaction costs of $899,000. The results of operations of MediaBin have been included in the consolidated results of operations of the Company since June 27, 2003. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.

The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Net tangible liabilities acquired	$(2,557)
Customer list	220
Patent and patent applications	474
Purchased technology	2,721
In-process research and development	599
Goodwill	11,455

Total purchase price	$12,912

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for as a purchase, and accordingly, the assets and liabilities of MediaBin were recorded at their estimated fair values on the date of the acquisition. The identified intangible assets will be amortized on a straight-line basis over four years. The purchase price allocated to in-process research and development, as well as the purchase price allocated to the identifiable intangible assets, was determined, in part, by a third- party valuation expert through established valuation techniques. None of the goodwill recorded is deductible for tax purposes. The software development efforts in process at the time of the MediaBin acquisition were either completed, discontinued or were integrated with other Interwoven products in 2004.

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

4.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of the Company’s investments (in thousands):

	December 31, 2005
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$24,017	$—	$—	$24,017

Cash equivalents:
Government agencies	10,671	—	—	10,671
Commercial paper	33,498	—	—	33,498
Money market funds	5,432	—	—	5,432

Total cash equivalents	49,601	—	—	49,601

Total cash and cash equivalents	73,618	—	—	73,618

Short-term investments:
Government agencies	60,060	1	(326)	59,735
Corporate obligations	3,359	1	(12)	3,348
Commercial paper	530	—	(32)	498

Total short-term investments	63,949	2	(370)	63,581

Total cash, cash equivalents and short-term investments	$137,567	$2	$(370)	$137,199

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$11,724	$—	$—	$11,724

Cash equivalents:
Money market funds	10,742	—	—	10,742

Total cash equivalents	10,742	—	—	10,742

Total cash and cash equivalents	22,466	—	—	22,466

Short-term investments:
Government agencies	68,055	1	(213)	67,843
Commercial paper	6,383	—	(2)	6,381
Market auction preferred	32,490	—	—	32,490
Corporate obligations	4,602	—	(25)	4,577

Total short-term investments	111,530	1	(240)	111,291

Total cash, cash equivalents and short-term investments	$133,996	$1	$(240)	$133,757

In accordance with EITF No. 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less Than 12 Months		More Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government agencies	$43,986	$(269)	$26,420	$(57)	$70,406	$(326)
Commercial paper	33,996	(32)	—	—	33,996	(32)
Corporate obligations	—	(10)	3,347	(2)	3,348	(12)

	$77,982	$(311)	$29,767	$(59)	$107,750	$(370)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

The following table summarized the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at December 31, 2005 (in thousands):

		Fair
	Cost	Value

Due within one year	$83,617	$83,415
Due one year to five years	29,933	29,767

	$113,550	$113,182

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004

Computer software and equipment	$31,685	$28,442
Furniture, office equipment and automobiles	3,929	3,773
Leasehold improvements	10,719	10,604

	46,333	42,819
Less: Accumulated depreciation and amortization	41,289	36,988

	$5,044	$5,831

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. The estimated useful lives of computer software and equipment are three years. The estimated useful lives of furniture and office equipment are three to five years. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Depreciation and amortization expense was $3.7 million, $4.3 million and $6.3 million in 2005, 2004 and 2003, respectively.

6.	Goodwill and Other Intangible Assets

The carrying amount of the goodwill and other intangible assets as of December 31, 2005 and 2004 are as follows (in thousands):

	2005			2004
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$42,381	$(26,783)	$15,598	$34,971	$(16,344)	$18,627
Patents and patent applications	4,506	(3,152)	1,354	4,506	(1,690)	2,816
Customer list	12,831	(6,272)	6,559	11,581	(3,221)	8,360
Acquired workforce	464	(464)	—	464	(232)	232
Existing contract	251	(120)	131	—	—	—
Non-compete agreements	9,009	(7,124)	1,885	6,929	(6,929)	—

Other intangible assets	69,442	(43,915)	25,527	58,451	(28,416)	30,035
Goodwill	373,166	(181,571)	191,595	367,035	(181,571)	185,464

	$442,608	$(225,486)	$217,122	$425,486	$(209,987)	$215,499

Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The aggregate amortization expense of intangible assets was $15.5 million, $15.2 million and $4.3 million for 2005, 2004 and 2003, respectively. Of the $15.5 million amortization of intangible assets recorded in 2005, $3.4 million was recorded in operating expenses and $12.1 million was recorded in cost of revenues. Of the $15.2 million amortization of intangible assets recorded in 2004, $4.5 million was recorded in operating expenses and $10.7 million was recorded in cost of revenues. Of the $4.3 million amortization of intangible assets recorded in 2003, $2.3 million was recorded in operating expenses and $2.0 million was recorded in cost of revenues. The estimated aggregate amortization expense of acquired intangible assets is expected to be $16.1 million in 2006, $6.7 million in 2007, $2.4 million in 2008 and $325,000 in 2009.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted SFAS No. 142 effective January 1, 2002 and, as a result, ceased to amortize goodwill at that time. The changes in the carrying amount of goodwill for 2005 and 2004 are as follows (in thousands):

	December 31,
	2005	2004

Beginning balance	$185,464	$185,991
Goodwill recorded in business combinations	6,131	215
Subsequent goodwill adjustments	—	(742)

Ending balance	$191,595	$185,464

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2005	2004

Accrued compensation	$12,624	$11,694
Professional services	1,616	1,996
Accrued acquisition costs	298	152
Deferred rent	3,705	4,056
Sales and income taxes	2,180	2,545
Other	4,536	3,340

	$24,959	$23,783

8.	Restructuring and Excess Facilities

The Company implemented a series of restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

Workforce Reductions

In 2003, the Company implemented restructuring plans in connection with its business combinations and to better align expenses with anticipated revenues. These cost saving efforts resulted in the termination of 120 employees worldwide, across all functional areas. The Company recorded charges of $5.7 million associated with these involuntary terminations, which included severance costs. The workforce reductions associated with these plans were substantially completed as of December 31, 2003.

In 2004, the Company implemented a restructuring plan in certain of its European locations, and within its professional services organization to better align its expenses with expected future revenues. These actions resulted in the termination of 28 employees and, as a result, the Company recorded in 2004 a charge of $1.7 million associated with these workforce reductions. The employee terminations were substantially completed by year-end and $656,000 remained accrued at December 31, 2004.

In 2005, certain outstanding matters associated with the terminations in 2004 were resolved and, accordingly, the Company reversed $365,000 of the previously recorded restructuring accrual related to litigation exposure and expected legal costs. At December 31, 2005, $34,000 remained accrued for workforce-related restructuring.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Excess Facilities

In 2003, the Company performed an evaluation of its current facilities requirements and identified facilities that were in excess of current and estimated future needs. As a result of this analysis, the Company recorded $10.3 million in lease abandonment charges associated with identified excess facilities, which primarily consisted of facilities in the United States. Additionally, due to continued deterioration in the commercial real estate market, after receiving independent appraisals from real estate brokers, the Company revised its assumptions regarding future estimated sublease income for certain facilities previously abandoned. As a result, the Company recorded in 2003 an additional $2.8 million in charges to reflect this change in estimate.

In 2004, the Company continued its ongoing evaluation of excess facilities. As a result, the Company further revised its sublease assumptions associated with certain of its excess facilities, abandoned a leased facility in Germany and elected to terminate a portion of its headquarters lease in Sunnyvale, California and a lease in Chicago, Illinois. As a result of these actions, the Company recorded in 2004 a charge of $8.1 million.

In 2005, the Company reversed $462,000 of the previously recorded restructuring accrual as a result of subleasing an excess facility in Mountain View, California, which sublease was not previously anticipated or considered probable. Further, the Company revised its estimates of certain sublease assumptions and lease exit costs and reversed $153,000 of previously recorded excess facilities accrual. Restructuring and excess facilities charges in 2005 includes $288,000 associated with the accretion of discounted future lease payments associated with facilities leases recorded under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

At December 31, 2005, the Company had $16.9 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $2.9 million. The facilities costs were estimated as of December 31, 2005. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. Those facilities that are not subleased are being marketed for sublease and are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could materially affect the Company’s consolidated financial condition and results of operations.

The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

	Work Force	Excess
Years Ending December 31,	Reduction	Facilities	Total

2006	$34	$7,243	$7,277
2007	—	6,056	6,056
2008	—	1,611	1,611
2009	—	1,196	1,199
2010	—	996	996

	34	17,102	17,136
Present value discount of future lease payments	—	(189)	(189)

	$34	$16,913	$16,947

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the restructuring and excess facilities accrual (in thousands):

		Non-Cancelable
	Work	Lease
	Force	Commitments
	Cost	and Other	Total

Balance at January 1, 2003	$1,042	$37,688	$38,730
Restructuring and excess facilities charges	5,748	13,065	18,813
Accrual recorded with iManage acquisition	2,622	3,128	5,750
Deferred rent reclassifications	—	759	759
Cash payments	(6,761)	(11,172)	(17,933)

Balance at December 31, 2003	2,651	43,468	46,119
Restructuring and excess facilities charges	1,654	8,128	9,782
Cash payments and other	(3,649)	(26,570)	(30,219)

Balance at December 31, 2004	656	25,026	25,682
Restructuring and excess facilities charges (recoveries)	(365)	(327)	(692)
Cash payments	(257)	(7,786)	(8,043)

Balance at December 31, 2005	$34	$16,913	$16,947

9.	Bank Borrowings

The Company entered into a line of credit agreement in August 2001 with a financial institution, which was subsequently amended in July 2005. The amended line of credit provides for borrowings up to $16.0 million. Borrowings under the line of credit agreement are secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 7.25% at December 31, 2005, or 1.5% above LIBOR in effect on the first day of the term. The line of credit expires in July 2006 and is primarily used as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At December 31, 2005 and 2004, there were no borrowings under this line of credit agreement.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of December 31, 2005 and December 31, 2004, the Company does not have or require an accrual for product or service warranties.

The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at December 31, 2005.

11.	Commitments and Contingencies

The Company leases its main office facilities in Sunnyvale, California and various sales offices in North America, Europe and Asia Pacific under non-cancelable operating leases, which expire at various times through July 2016. Rent expense for 2005, 2004 and 2003 was $9.9 million, $9.8 million and $11.5 million, respectively.

Future minimum lease payments under non-cancelable operating leases, as of December 31, 2005, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments

2006	$9,965	$7,332	$17,297
2007	6,620	5,498	12,118
2008	2,006	1,973	3,979
2009	842	1,258	2,100
2010	711	1,049	1,760
After 2010	4,380	—	4,380

	$24,524	$17,110	$41,634

Of these future minimum lease payments, the Company has accrued $16.9 million in the restructuring and excess facilities accrual at December 31, 2005. This accrual also included estimated operating expenses and sublease commencement costs of $2.9 million and was net of estimated sublease income of $2.9 million and a present value discount of $189,000.

At December 31, 2005, the Company had $12.4 million outstanding under standby letters of credit with financial institutions, which are secured by cash, cash equivalents and investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.

In 2001, Interwoven and certain of its officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were named against iManage, its directors and certain of its officers. The

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated complaint asserts that the prospectuses for the Company’s October  8, 1999 initial public offering and January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against Interwoven and iManage and certain officers and directors of Interwoven and iManage. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of Interwoven’s and iManage’s respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and Interwoven and iManage, together with the other issuers named there under and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, the respective insurance carriers of Interwoven and iManage have agreed to assume Interwoven’s and iManage’s entire payment obligation under the terms of the settlement. The court has preliminarily approved the proposed settlement and set a new hearing date in April 2006 to consider whether the settlement should be given final approval. The Company cannot be reasonably assured, however, that the settlement will be approved by the putative plaintiff classes or finally approved by the District Court.

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

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock with a par value of $0.001 per share. Preferred stock may be issued from time-to-time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2005, no shares of preferred stock had been issued.

Common Stock

The Company has authorized 125.0 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2005.

Employee Stock Option Plans

At December 31, 2005, the Company has an employee stock purchase plan and five stock option plans.

Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance there under. Each January 1, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1% of the

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under this plan shall not exceed 3.0 million shares. Employees generally are eligible to participate in the ESPP if they are employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not 5% stockholders of the Company. Under this plan, eligible employees may select a rate of payroll deduction between 1% and 15% of their cash compensation subject to certain maximum purchase limitations. Prior to November 1, 2005, each offering period had a maximum duration of two years and included four six-month purchase periods. Offering periods and purchase periods begin on May 1 and November 1 of each year. The price at which the common stock is purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of that purchase period. Effective November 1, 2005, the Board of Directors approved an amendment to the ESPP to shorten the existing 24-month offering period to a 6-month offering period. Under the amended ESPP, the participants will be entitled to purchase shares at 85% of the lesser of the common stock fair market value either at the beginning or at the end of the 6-month offering period. Accordingly, in the Company’s SFAS No. 123 disclosure, the unamortized fair value of the ESPP totaling $509,000 was reflected as compensation expense. Approximately 251,000, 329,000 and 131,000 shares of common stock were issued under the ESPP in 2005, 2004 and 2003, respectively, at an average price of $6.52, $6.65 and $6.43 per share in 2005, 2004 and 2003, respectively. At December 31, 2005, 443,000 shares were available for issuance.

Prior Stock Option Plans

The Company’s 1996 Stock Option Plan and 1998 Stock Option Plan provide for the issuance of options to acquire 3,766,666 shares of common stock. These plans provide for the grant of incentive stock options to employees and nonqualified stock options to employees, directors and other eligible participants. Options granted under these plans vest at various terms, typically four years, determined by the Board of Directors and remain exercisable for a period not to exceed ten years. All of the shares of common stock that were available for issuance and not subject to outstanding awards under the plans when the 1999 Equity Incentive Plan became effective, became available for issuance under the 1999 Equity Incentive Plan. Options are no longer granted under these plans.

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

Members of the Board of Directors, who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, are eligible to participate in the 1999 Equity Incentive Plan. The option grants under this plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director will initially be granted an option to purchase

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10,000 shares on the date of election to the Board of Directors. Immediately following each annual meeting of the Company’s stockholders, each eligible director will automatically be granted an additional option to purchase 10,000 shares if such director has served continuously as a member of the Board of Directors since the date of such director’s initial grant or, if such director was ineligible to receive an initial grant. The term of such options is ten years, provided that they will terminate three months following the date the director ceases to be a director of the Company (12 months if the termination is due to death or disability). All options granted to directors under the 1999 Equity Incentive Plan vest 100% on the date of grant.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Activity

Activity under the Company’s stock option plans is as follows (in thousands, except per share data):

	Years Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	10,867	$20.52	9,925	$25.83	6,467	$44.80
Granted	1,880	$8.57	3,819	$10.12	2,355	$15.51
Assumed	320	$3.67	—	—	3,100	$6.54
Canceled	(1,973)	$25.56	(2,245)	$29.65	(1,771)	$42.18
Exercised	(1,049)	$5.21	(632)	$5.95	(226)	$6.95

Outstanding, end of period	10,045	$18.36	10,867	$20.58	9,925	$25.83

Exercisable, end of period	8,702		6,117		5,683

Weighted average fair value of options granted with exercise prices equal to fair value at date of grant	1,880	$3.62	3,819	$7.23	2,355	$6.94
Weighted average fair value of options granted with exercise prices less than fair value at date of grant	—	$—	—	$—	500	$10.78

No stock options were granted at exercises prices above the fair market value of the Company’s common stock on the date of grant.

The following table summarizes information about stock options as of December 31, 2005 (number of options in thousands):

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Exercise Prices	Options	Life (Years)	Price	Options	Price

$ 0.18 to $ 6.60	1,219	6.94	$4.58	824	$4.82
$ 6.69 to $ 7.95	1,074	8.02	$7.52	618	$7.38
$ 7.96 to $ 8.81	1,326	9.22	$8.47	911	$8.52
$ 8.83 to $ 8.83	1,201	8.47	$8.83	1,200	$8.83
$ 9.07 to $ 9.96	1,095	8.40	$9.47	1,020	$9.47
$ 9.97 to $ 13.60	1,037	7.13	$11.99	1,036	$11.99
$ 13.72 to $ 14.80	1,021	7.46	$14.09	1,021	$14.09
$ 14.92 to $ 49.38	1,254	5.17	$34.73	1,254	$34.73
$ 58.52 to $289.64	817	3.98	$83.47	817	$83.47
$310.36 to $310.36	1	4.56	$310.36	1	$310.36

	10,045	7.31	$18.36	8,702	$20.12

Shares reserved for future issuance under the Company’s Stock Option Plans were 1.8 million as of December 31, 2005. Stock options issued under the Company’s stock option plans generally vest over a 4-year

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Vesting for certain options issued under the 2000 Stock Incentive Plan may accelerate upon the achievement of performance milestones.

Stock-based Compensation

The Company recorded deferred stock-based compensation in connection with business combinations and when the exercise price of stock options granted was lower than the fair value of Interwoven’s common stock on the date of grant. Amortization of stock-based compensation was $1.7 million, $5.0 million and $2.3 million in 2005, 2004 and 2003 respectively. Stock-based compensation charges relate to the following expense classifications in the accompanying consolidated statements of operations (in thousands):

	Years Ended December 31,
	2005	2004	2003

Cost of support and service revenues	$250	$319	$57
Sales and marketing	366	1,708	957
Research and development	221	1,049	1,157
General and administrative	906	1,906	177

	$1,743	$4,982	$2,348

In December 2003, the Company issued 500,000 options to purchase its common stock to the Company’s Chief Executive Officer, with an exercise price of $9.56 per share, which was below the fair value of the Company’s common stock of $13.41 on the date of grant. In accordance with the requirements of APB No. 25, the Company has recorded deferred stock-based compensation of $1.9 million for the difference between the exercise price of the stock options and the fair value of its stock on the date of grant. This deferred stock-based compensation was being amortized to expense over a four-year term using an accelerated approach. On October 3, 2005, the Board of Directors approved the acceleration of vesting of approximately 3.2 million “out-of-the-money” unvested common stock options with exercise prices of $8.35 and above. As a result of this acceleration of vesting, the unamortized stock-based compensation related to the options granted to the Company’s Chief Executive Officer of $208,000 was expensed in the consolidated statement of operations.

13.	Interest Income and Other

Interest income and other consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

Interest income	$3,744	$1,962	$2,471
Interest expense	(1)	(43)	(12)
Foreign currency gain (loss)	12	(73)	943
Other	(181)	(121)	(1)

	$3,574	$1,725	$3,401

Cash paid for interest expense was $1,000, $37,000 and $11,000 in 2005, 2004 and 2003, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

United States	$118	$(24,021)	$(48,187)
Foreign	1,587	1,340	1,727

	$1,705	$(22,681)	$(46,460)

The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$75	$—	$—
State	96	107	121
Foreign	917	879	950

	$1,088	$986	$1,071

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Income tax benefit at federal statutory rate of 34%	$580	$(7,711)	$(15,796)
State taxes, net of federal benefits	77	71	80
Non-deductible intangible assets	—	184	221
Amortization of stock-based compensation	476	1,180	741
In-process research and development	—	—	1,759
Research and development credits	898	(274)	(71)
Foreign tax credits	164	146	—
Timing differences not currently benefited	(1,534)	6,448	13,764
Other	427	942	373

	$1,088	$986	$1,071

United States income taxes and foreign withholding taxes were not provided for the undistributed earnings for all non-United States subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the United States. Deferred income taxes reflect the tax effects of temporary differences between the

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred income tax assets are as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$95,385	$90,057
Deferred revenues	597	1,543
Restructuring and excess facilities charges	6,390	9,721
Accrued liabilities and allowances	3,444	4,609
Tax credit carryforwards	12,765	13,836
Depreciation and amortization	17,546	17,307
Valuation allowance	(126,976)	(126,485)

	9,151	10,588
Deferred tax liabilities:
Non-deductible intangible assets	(9,151)	(10,588)

	$—	$—

As of December 31, 2005, the Company’s federal and California net operating loss carryforwards for income tax purposes were approximately $270.8 million and $55.9 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2008 through 2025, and the California net operating loss carryforwards will begin to expire in 2006 through 2015. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. The Company’s federal and California research tax credit carryforwards for income tax purposes are approximately $9.3 million and $4.1 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2008.

Deferred tax assets of approximately $25.1 million as of December 31, 2005 pertain to certain net operating loss and research credit carryforwards resulting from the exercises and disqualifying dispositions of employee stock options. As management believes that it is more likely than not that these deferred tax assets will not be fully realizable, a full valuation allowance has been recorded. When recognized, the tax benefits of these loss carryforwards will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

In connection with the Company’s acquisitions, deferred tax assets of approximately $53.3 million were recorded. When recognized, the tax benefits of such deferred tax assets will be applied, first, to reduce to zero any goodwill related to these acquisitions; second, to reduce to zero other non-current intangible assets related to these acquisitions; and third, to reduce income tax expense.

For financial reporting purposes and prior to 2005, when the Company reported net income for the first time on an annual basis,, the Company had incurred losses in each year since its inception. Based on the available objective evidence, management believes that it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company has provided for a valuation allowance against its net deferred tax assets at December 31, 2005, 2004 and 2003. The net change in the total valuation allowance for the years ended December 31, 2005, 2004 and 2003 was an increase of $491,000, $12.1 million and $33.0 million, respectively.

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

The following table presents geographic information (in thousands):

	Years Ended December 31,
	2005	2004	2003

Revenues:
United States	$119,002	$105,323	$71,753
International	56,035	55,065	39,759

	$175,037	$160,388	$111,512

	December 31,
	2005	2004

Long-lived assets (excluding goodwill):
United States	$29,822	$35,248
International	749	618

	$30,571	$35,866

The Company’s revenues are derived from software licenses, consulting and training services and customer support. Although management believes that a significant portion of the Company’s revenue is derived from WorkSite and TeamSite products and related services, the Company does not specifically track revenues by individual products. It is also impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

License	$67,754	$67,341	$45,936
Customer support	76,755	65,219	42,406
Consulting	25,911	23,553	19,028
Training	4,617	4,275	4,142

	$175,037	$160,388	$111,512

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERWOVEN, INC.

By:	/s/ MARTIN W. BRAUNS
Martin W. Brauns
Chief Executive Officer

                  Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARTIN W. BRAUNS Martin W. Brauns	Chief Executive Officer (Principal Executive Officer)	March 13, 2006

/s/ JOHN E. CALONICO, JR. John E. Calonico, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2006

/s/ FRANK J. FANZILLI, JR. Frank J. Fanzilli, Jr.	Chairman of the Board of Directors	March 13, 2006

/s/ RONALD E.F. CODD Ronald E.F. Codd	Director	March 13, 2006

/s/ BOB L. COREY Bob L. Corey	Director	March 13, 2006

/s/ THOMAS L. THOMAS Thomas L. Thomas	Director	March 13, 2006

/s/ ANTHONY ZINGALE Anthony Zingale	Director	March 13, 2006

INTERWOVEN, INC.

EXHIBITS TO FORM 10-K ANNUAL REPORT
For the year ended December 31, 2005

			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

3.01		Registrant’s Fourth Amended and Restated Certificate of Incorporation	S-8	11/19/03	4.08
3.02		Registrant’s Amended and Restated Bylaws				X

4.01		Form of Certificate for Registrant’s common stock	S-1	09/23/99	4.01

10.01		Form of Indemnity Agreement between Registrant and each of its directors and executive officers	S-1	07/27/99	10.01

10	.02*	1996 Stock Option Plan and related agreements	S-1	07/27/99	10.02

10	.03*	1998 Stock Option Plan and related agreements	S-1	07/27/99	10.03

10	.04*	1999 Equity Incentive Plan	S-8	01/24/01	4.01

10	.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan				X

10	.06*	1999 Employee Stock Purchase Plan	10-Q	11/09/05	10.01

10	.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1	09/03/99	10.05

10	.08*	2000 Stock Incentive Plan	S-8	09/26/00	4.01

10	.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan				X

10	.10*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under iManage, Inc. 1997 Stock Option Plan	S-8	11/19/03	4.02

10	.11*	iManage, Inc. 2000 Non-Officer Stock Option Plan and related forms of stock option and option exercise agreements	S-8	11/19/03	4.03

10	.12*	2003 Acquisition Plan	S-8	11/19/03	4.07

10	.13*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2003 Acquisition Plan				X

10	.14*	Form of Notice of Stock Option Acceleration and Share Restrictions				X

10.15		Regional Prototype Profit Sharing Plan and Trust/Account Standard Plan Adoption Agreement AA #001	S-1	07/27/99	10.06

10	.16*	Summary of Non-employee Director Compensation	8-K	09/21/05	10.1

10	.17*	Employment Agreement between Registrant and Martin W. Brauns dated February 27, 1998	S-1	07/27/99	10.07

10	.18*	Employment arrangement between Registrant and Martin W. Brauns	10-Q	08/13/03	10.04

10	.19*	Separation agreement and release between Registrant and Martin W. Brauns				X

10	.20*	Notice of Grant of Stock Options and Option Agreement and related Stock Option Agreement between Martin W. Brauns	10-Q	08/13/03	10.02

10	.21*	Compensatory Arrangements with Executive Officers				X

10	.22*†	2006 Executive Officer Incentive Bonus Plan				X

10	.23*†	2006 Compensation Plan for Steven J. Martello				X

10	.24††	Preferred Stock Warrant to Purchase Shares of Series E Preferred Stock of Registrant	S-1	09/03/99	10.25

		Incorporated by Reference			Filed
Number	Exhibit Title	Form	Date	Number	Herewith

10.25	Ariba Plaza Sublease dated June 28, 2001 between Registrant and Ariba, Inc.	10-Q	08/14/01	10.01

10.26	Amended and Restated Ariba Plaza Sublease dated August 6, 2001 between Registrant and Ariba, Inc.	10-Q	11/14/01	10.01

10.27	Amended and Restated First Amendment to Amended and Restated Sublease dated May 6, 2001 between Registrant and Ariba, Inc.	10-Q	11/08/04	10.01

10.28	Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	(1)	(1)	(1)

10.29	First Amendment to Lease dated November 12, 2003 between iManage, Inc. and 303 Wacker Realty LLC	10-K	03/15/05	10.27

10.30	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002	(2)	(2)	(2)

10.31	Revolving Line of Credit Note dated August 2, 2001, between Registrant and Wells Fargo Bank	10-Q	08/14/01	10.02

10.32	Amendment to Line of Credit Agreement dated June 1, 2004 between Registrant and Wells Fargo Bank	10-Q	11/08/04	10.02

10.33	Amendment of Line of Credit Agreement, dated July 25, 2005, between Registrant and Wells Fargo Bank	10-Q	11/09/05	10.03

21.01	Subsidiaries of the Registrant				X

23.01	Consent of Independent Registered Public Accounting Firm				X

31.01	Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer				X

31.02	Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer				X

32.01	Section 1350 certification of Chief Executive Officer				X

32.02	Section 1350 certification of the Chief Financial Officer				X

(1)	Incorporated by reference to Exhibit 10.18 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 26, 2003.

(2)	Incorporated by reference to Exhibit 10.13 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 29, 2002.

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

††	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment.