Form 10-K/A
period 2005-12-31
INTERWOVEN INC
filed 2006-04-28
CIK 1042431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the year ended December 31, 2005
Or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to .
Commission file number: 000-27389
INTERWOVEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0523543
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
803 11th Avenue, Sunnyvale, California 94089
(Address of principal executive offices) (Zip code)
(408) 774-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or an amendment to Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the outstanding common stock held by non-affiliates of the Registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $7.53 per share on the NASDAQ National Market on June 30, 2005, was approximately $309,956,000.
     This amount excludes 764,850 shares of common stock held by directors, officers and certain shareholders of the Registrant as of June 30, 2005. Exclusion of shares held by any person should not be construed to indicate that that person possesses power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant, or that such person is controlled by or is under common control with the Registrant.
     The number of shares outstanding of the Registrant’s common stock as of February 28, 2006 was approximately 42,456,000.
DOCUMENTS INCORPORATED BY REFERENCE
None.

INTERWOVEN, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2005
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A supplements our Annual Report on Form 10-K for the year ended December 31, 2005, which we filed with the Securities and Exchange Commission on March 13, 2006. We are filing this amendment to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. We will include the information contained in Part III in our definitive Proxy Statement for our 2006 Annual Meeting of Shareholders.
     In addition, we have filed the following exhibits herewith:
          31.03 Rule 13a-14(a)/15d-15(a) certification of the Interim President
          31.04 Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer
     Except as described above, no other amendments are being made to our Annual Report on Form 10-K filed on March 13, 2006.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Board of Directors
The names, ages and positions of our directors as of April 1, 2006 are as follows:

Name of Director	Age	Principal Occupation	Director Since
Ronald E. F. Codd (1)	50	Independent Business Consultant	July 1999
Bob L. Corey (1)	54	Independent Management Consultant	November 2003
Frank J. Fanzilli, Jr. * (2) (3)	49	Independent Business Consultant	July 2002
Thomas L. Thomas (1) (2)	56	Independent Management Consultant	February 2004
Anthony Zingale (3)	50	President and Chief Executive Officer, Mercury Interactive Corporation	April 2000

*	Chairman of the Board of Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Governance Committee
     Ronald E. F. Codd has been an independent business consultant since May 2002. From 1999 to April 2002, he served as President, Chief Executive Officer and a director of Momentum Business Applications, Inc., a software company, and from 1991 to 1998 he served as Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary of PeopleSoft, Inc., an enterprise software developer that was acquired by Oracle Corporation in January 2005. Mr. Codd also serves on the board of directors of Agile Software, Inc., an enterprise software company. Mr. Codd holds a Bachelor of Science in accounting from the University of California at Berkeley and a Master of Management from the J. L. Kellogg Graduate School of Management (Northwestern University).
     Bob L. Corey has been an independent management consultant since January 2006. From May 2003 to January 2006, he served as Executive Vice President and Chief Financial Officer of Thor Technologies, Inc., a provider of enterprise provisioning software that was acquired by Oracle Corporation in November 2005. Prior to joining Thor Technologies, Inc., Mr. Corey served as Executive Vice President and Chief Financial Officer of Documentum, Inc., a provider of enterprise content management software, from May 2000 to August 2002. Mr. Corey was Senior Vice President of Finance and Administration and Chief Financial Officer for Forte Software, Inc., a provider of software development tools and services until it was acquired by Sun Microsystems, Inc. in October 1999. Following the acquisition of Forte, Mr. Corey served as the Chief Financial Officer of Forte, a division of Sun Microsystems, Inc., until April 2000. Mr. Corey also serves on the board of directors of Extreme Networks, Inc., a provider of network infrastructure solutions and services and Amberpoint, Inc., a venture-backed enterprise software company providing web services management solutions. Mr. Corey holds a Bachelor of Administration with a concentration in accounting from California State University at Fullerton.
     Frank J. Fanzilli, Jr. has served as the Chairman of our Board of Directors since March 2006. From January 2005 to March 2006, he served as our Lead Independent Director. Mr. Fanzilli has been an independent business consultant since July 2002. From 1985 to June 2002, Mr. Fanzilli served in various positions in Information Technology at Credit Suisse First Boston, an investment bank, including most recently as Managing Director and Global Chief Information Officer. Mr. Fanzilli currently serves on the board of directors of Sona Mobile Holdings Corp., a provider of wireless technologies to the financial services, enterprise, entertainment and gaming markets. Mr. Fanzilli holds a Bachelor of Science in management from Fairfield University and a Master of Business Administration in finance from New York University.
     Thomas L. Thomas has been an independent management consultant to the chief executive officer of Global eXchange Services, Inc., a provider of transaction management infrastructure products and services, since it acquired HAHT Commerce, Inc., a developer of business-to-business software applications, in February 2004. From December 2000 to February 2004, he was Chairman and Chief Executive Officer of HAHT Commerce, Inc. From February 2000 through November 2000, Mr. Thomas was the Chief Executive Officer and President of Ajuba Solutions, Inc., a developer of XML solutions that was acquired by Interwoven in November 2000. From December 1998 to January 2000 he was Chairman, Chief Executive Officer of The Vantive Corporation, a global enterprise software company specializing in customer relationship management software, acquired by PeopleSoft, Inc. in December 2000. Prior to that, Mr. Thomas was a career Chief Information Officer or senior information technology executive for 25 years for companies including Kraft Foods Inc., Dell Inc. and 3Com Corporation. Mr. Thomas also serves on the board of directors of Iteris, Inc., an infrastructure security and control company. Mr. Thomas holds a Bachelor of Science in commerce from Bellarmine University.
     Anthony Zingale has served as Chief Executive Officer of Mercury Interactive Corporation, a provider of business technology optimization solutions, since November 2005 and as its President since December 2004. He also served as Chief Operating Officer of Mercury Interactive Corporation from December 2004 to November 2005. Mr. Zingale served as President and Chief Executive Officer of Clarify, Inc., a supplier of front-office software and service solutions, from March 1998 until it was acquired by Nortel Networks, a telecommunications equipment company, in March 2000. Following the acquisition of Clarify, Mr. Zingale served as President of the eBusiness Solutions Group of Nortel Networks until he retired in April 2001. He also serves on the board of directors of Mercury Interactive Corporation. Mr. Zingale holds a Bachelor of Science in electrical and computer engineering and a Bachelor of Arts in business administration from the University of Cincinnati.
Executive Officers
     The names, ages and positions of our executive officers as of April 1, 2006 are:
     Scipio M. Carnecchia, age 43, has served as our Senior Vice President of Worldwide Sales since July 2003 and as our interim President since March 2006. From July 2002 through June 2003, he served as our Vice President of Sales, and from March 2001 to June 2002, he was our Vice President of Alliances. From March 2000 to February 2001, Mr. Carnecchia served as Vice President of Global Sales for Xoriant Corporation, an IT services and consulting company. Mr. Carnecchia holds a Bachelor of Engineering in electrical engineering and computer science from Stevens Institute of Technology.
     John E. Calonico, Jr., age 49, has served as our Chief Financial Officer, Senior Vice President, Finance and Secretary since March 2004. From November 2003 until March 2004, he served as our Senior Vice President, Finance. From January 2002 until November 2003, he served as Chief Financial Officer and Secretary of iManage, Inc., a collaborative document management software company acquired by Interwoven in November 2003. From March 2000 to December 2001, Mr. Calonico served as Chief Financial Officer of Blue Martini Software, Inc., a developer of customer relationship management software. From February 1999 to February 2000, Mr. Calonico served as Vice President and Chief Financial Officer of GlobalCenter, Inc., a provider of web hosting services. From November 1997 to January 1999, Mr. Calonico served as Vice President of Finance for BEA Systems, Inc., a provider of application infrastructure software. From 1990 to November 1997, Mr. Calonico held various management positions including Vice President of Finance at Autodesk, Inc., a provider of design and digital content software.
     Steven J. Martello, age 56, has served as our Senior Vice President of Client Services since joining Interwoven in April 2002. Prior to joining Interwoven, from November 1999 to April 2002, Mr. Martello served as the Vice President of Delivery Services of Scient Corporation, an e-business solutions and services company. Mr. Martello holds a Bachelor of Science from the State University of New York at Albany, a Master of Science in educational psychology from the State University of New York at Albany and a Master of Science in computer science from Union College.
     David A. Nelson-Gal, age 46, has served as our Senior Vice President of Engineering since joining Interwoven in September 2004. Prior to joining Interwoven, from 1991 to September 2004, Mr. Nelson-Gal served in various roles at Sun Microsystems, Inc., a provider of Internet-related hardware, software and services, most recently as a Vice President of Engineering in its Software Division. Mr. Nelson-Gal holds a Bachelor of Science in computer science and a Master of Science in computer science from University of Michigan.
     William Seawick, age 51, has served as our Senior Vice President and Chief Marketing Officer since joining Interwoven in October 2005. Prior to joining Interwoven, from February 2003 to September 2005, Mr. Seawick served as Chief Marketing Officer of TRADOS, a global information management company. From January 2000 to

December 2002, he served as Executive Vice President and Chief Marketing Officer at Blue Pumpkin, a workforce optimization company, and from March 1999 to November 2000, he served as Vice President of Marketing at Blaze Software, a personalization company. Mr. Seawick holds a Bachelor of Arts in European Economic History from University of Rochester and a Master of Business Administration in Finance and Marketing from Cornell University.
     There are no family relationships among any of our directors or officers.
Identification of Audit Committee and Financial Expert
     Audit Committee. The Audit Committee of the Board of Directors oversees our financial reporting process pursuant to a written charter, which is available on our website at http://www.interwoven.com/company/investors/corp_governance.html. The Audit Committee performs several functions: it selects and engages our independent registered public accounting firm; reviews the scope and results of the examination of our consolidated financial statements by our independent registered public accounting firm; reviews with the independent registered public accounting firm and management our quarterly and annual consolidated financial statements and independent registered public accountants’ opinion; approves all professional services and related fees performed by the independent registered public accounting firm; and periodically reviews our accounting policies and internal accounting and financial controls. The current members of the Audit Committee are Messrs. Codd, Corey and Thomas. Mr. Corey serves as the Chairman of the Audit Committee. Mr. Fanzilli also served as a member of the Audit Committee through June 2005.
     Each member of the Audit Committee qualifies as an “independent director” under NASD Marketplace Rule 4200(a)(15) and meets the other general audit committee composition requirements of NASD Marketplace Rule 4350(d)(2)(A). In addition, the Board of Directors has determined that Mr. Codd and Mr. Corey are “audit committee financial experts” within the meaning of the rules of the Securities and Exchange Commission and meet the financial sophistication requirement of The NASDAQ Stock Market, Inc.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms filed by such person.
     Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with.
Code of Conduct and Business Ethics
     We have established and review annually a Code of Conduct and Business Ethics applicable to our officers (including our principal executive officer and senior financial and accounting officers), directors and employees, in discharging their work-related responsibilities. The Code of Conduct and Business Ethics is available at our corporate website, http://www.interwoven.com/company/investors/corp_governance.html.
ITEM 11. EXECUTIVE COMPENSATION
     The following table sets forth the compensation awarded, earned or paid for services rendered in all capacities to Interwoven, Inc. and its subsidiaries during each of 2005, 2004 and 2003 to our Chief Executive Officer, the four other most highly compensated executive officers who were serving as executive officers at December 31, 2005 (collectively, the “Named Executive Officers”). This information includes the dollar values of base salaries and bonus awards, the number of shares subject to stock options granted and certain other compensation, if any, whether paid or deferred. We have not granted stock appreciation rights and have no long-term compensation benefits other than stock options.

Summary Compensation Table

					Long Term
					Compensation
	Annual Compensation				Awards
					Securities	All Other
					Underlying	Compensation
Name and Principal Position	Year	Salary	Bonus		Options	(1)
Martin W. Brauns(2)	2005	$400,000	$286,650		500,000	$—
Former Chief Executive	2004	350,000	289,800		—	360
Officer and Director	2003	262,500	155,250		1,000,000	360

John E. Calonico, Jr.	2005	$220,000	$81,900		20,000	$265
Senior Vice President and	2004	210,000	156,600	(3)	—	264
Chief Financial Officer	2003	28,462	41,600		47,500	33

Scipio M. Carnecchia Interim President and	2005	$200,000	$340,239		70,000	$265
Senior Vice President of	2004	187,500	258,998		115,000	240
Worldwide Sales	2003	162,500	226,577		50,000	210

Steven J. Martello	2005	$231,250	$157,246		90,000	$270
Senior Vice President of	2004	225,000	130,659		130,000	270
Consulting Services	2003	225,000	52,000		25,000	270

David A. Nelson-Gal	2005	$250,000	$81,900		10,000	$201
Senior Vice President of	2004	82,475	15,000		200,000	300
Engineering	2003	—	—		—	—

(1)	Represents life insurance premium payments.

(2)	Mr. Brauns ceased serving as our Chief Executive Officer on March 31, 2006.

(3)	Mr. Calonico joined Interwoven, Inc. in November 2003 in connection with the merger with iManage, Inc. The bonus reflected in 2003 for Mr. Calonico relates to amounts due under the iManage Incentive Compensation Plan which we paid following the merger. Mr. Calonico received a $50,000 retention bonus in 2004 associated with his employment with Interwoven.
     In addition to the foregoing, each Named Executive Officer is eligible and may elect to receive medical, dental and vision benefits. These benefits are available to our employees, officers and directors generally and in operation provide for the same method of allocation of benefits between management and non-management participants.

Option Grants in 2005
     The following tables show for 2005 certain information regarding stock options granted to, exercised by and held at year-end by each of the Named Executive Officers.
     In accordance with the rules of the Securities and Exchange Commission, the potential realizable value is calculated based on the ten-year term of the stock option and the market value at the time of grant. These gains are based on assumed rates of annual compound stock price appreciation of 5% and 10% from the closing price on the date an option was granted until the end of the option term. The 5% and 10% assumed annual rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of future common stock prices.
     Percentages shown under “Percent of Total Options Granted to Employees in 2005” are based on an aggregate of 1,879,602 stock options granted to our employees, directors and executive officers under our stock option plans during the year ended December 31, 2005.

	Number of	Percentage of
	Securities	Total Options			Potential Realizable Value at
	Underlying	Granted to			Assumed Annual Rates of Stock
	Options	Employees in	Exercise Price	Expiration	Price Appreciation for Option Term
Name	Granted	2005	Per Share	Date	5%	10%
Martin W. Brauns (1)	300,000	16.0%	$8.81	3/7/2015	$1,662,168	$4,212,261
	200,000	10.6%	8.38	6/22/2015	1,054,027	2,671,112

John E. Calonico, Jr.	20,000	1.1%	9.43	1/10/2015	118,610	300,580

Scipio M. Carnecchia	40,000	2.1%	9.43	1/10/2015	237,219	601,160
	30,000	1.6%	8.38	6/22/2015	158,104	400,667

Steven J. Martello	40,000	2.1%	9.43	1/10/2015	237,219	601,160
	50,000	2.7%	8.38	6/22/2015	263,507	667,778

David A. Nelson-Gal	10,000	0.5%	9.43	1/10/2015	59,305	150,290

(1)	Mr. Brauns ceased serving as our Chief Executive Officer on March 31, 2006.
Aggregated Option Exercises in 2005 and Option Values at December 31, 2005
     The following table presents the aggregate stock option exercises during 2005 and the number and value of securities underlying unexercised stock options that are held by each of the Named Executive Officers as of December 31, 2005.
     Amounts shown under the column “Value of Unexercised In-the-Money Options at Year End” are based on a price of $8.47 per share, which was the last reported sale price of our common stock on the NASDAQ National Market on December 30, 2005, the last trading day in the year ended December 31, 2005, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares.

					Value of Unexercised
	Shares		Number of Securities Underlying		In-the-Money Options
	Acquired on	Value	Unexercised Options at Year-End		at Year-End
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Martin W. Brauns (1)	—	$—	2,025,000	—	$345,500	$—
John E. Calonico, Jr.	—	—	321,533	—	406,297	—
Scipio M. Carnecchia	—	—	284,168	8,333	33,867	15,583
Steven J. Martello	—	—	286,146	8,854	24,360	10,890
David A. Nelson-Gal	—	—	70,000	137,500	43,750	96,250

(1)	Mr. Brauns ceased serving as our Chief Executive Officer on March 31, 2006.
Employment Contracts, Termination of Employment and Change-in-Control Arrangements
     Martin W. Brauns. We entered into a separation agreement and release with Mr. Brauns on January 25, 2006. The agreement provides that during the period of time before his separation date, March 31, 2006, Mr. Brauns will be compensated based on his then-current compensatory arrangement, consisting of base annual salary of $400,000 and on-target incentive pay of $350,000. Pursuant to the separation agreement, we will make cash payments to Mr. Brauns of $700,000, which amount represents 1.75 times his base salary, and $700,000, which amount represents his targeted annual cash bonus for 2006 and 2007, less any cash bonus earned by and paid to him for the first quarter of 2006 under the 2006 Executive Officer Incentive Bonus Plan, which is generally described below. These amounts are payable six months after the date of the separation agreement, or such earlier date to the extent payment of these amounts are not subject to certain taxes. Mr. Brauns also will be permitted to keep his personal computer equipment and receive telephone and e-mail support for a three-month period. We have also agreed to continue to provide Mr. Brauns and his spouse coverage under existing group employee benefit plans for a 21-month period or, in the event such continued coverage is not permitted, his spouse and he will be eligible for continued group medical coverage through the Consolidated Omnibus Budget Reconciliation Act of 1995 (COBRA), for up to 21 months at our expense. Cash amounts payable as described above will be reduced by applicable deductions and withholding.
     The separation agreement also provides that Mr. Brauns will surrender options to purchase an aggregate of 1,000,000 shares of our common stock, with a weighted average exercise price of $14.39 per share, in exchange for the issuance of 80,000 shares of restricted stock. These shares will remain entirely subject to restrictions until the earlier of January 1, 2007 or the date on which we merge or consolidate with another entity or sell all or substantially all of our assets. In addition, Mr. Brauns agreed to surrender an option to purchase 250,000 shares, with an exercise price of $49.38 per share, and an option to purchase 25,000 shares, with an exercise price of $111.52 per share. The separation agreement also provides that Mr. Brauns may exercise his remaining 750,000 options through December 31, 2006.
     Scipio M. Carnecchia. Mr. Carnecchia’s current base annual salary is $200,000 and his 2006 on-target incentive pay has not been determined. The amount of incentive pay that Mr. Carnecchia may be paid is expected to consist of commissions for software license bookings and professional services revenue. Those commissions are expected to be earned and paid quarterly upon attainment of quarterly goals for software license bookings and professional services revenue, and quarterly goals for that revenue less the cost of the sales organization to attain that revenue. Mr. Carnecchia’s employment is “at will” and may be terminated at any time, with or without formal cause. Mr. Carnecchia holds stock options that will immediately vest as to 50% of the number of any unvested shares subject to such options in connection with a change in control of the Company that involves the termination of his employment without cause. As of December 31, 2005, 8,333 unvested shares, with exercise price of $6.60 per share, were subject to stock options containing this acceleration benefit.

     John E. Calonico, Jr. Mr. Calonico’s current base annual salary is $255,000 and his current on-target incentive pay is $125,000. All of his incentive pay is determined under the 2006 Executive Officer Incentive Bonus Plan. Mr. Calonico’s employment is “at will” and may be terminated at any time, with or without formal cause. Mr. Calonico holds stock options that will immediately vest as to 50% of the number of any unvested shares subject to such options in connection with a change in control of the Company that involves the termination (without cause) or constructive termination of his employment within 12 months following the change in control. As of December 31, 2005, 934 unvested shares, with exercise price of $6.69 per share, were subject to stock options containing this acceleration benefit.
     Steven J. Martello. Mr. Martello’s current base annual salary is $250,000 and his 2006 on-target incentive pay is $200,000. Of this incentive pay, $50,000 is determined under the 2006 Executive Officer Incentive Bonus Plan; the balance consists of commissions on revenue from professional services revenue under the terms of his 2006 Sales Compensation Plan. Those commissions are earned and paid quarterly upon attainment of quarterly goals for professional services revenue and quarterly goals for that revenue less the cost to provide the professional services. Mr. Martello’s employment is “at will” and may be terminated at any time, with or without formal cause. Mr. Martello holds stock options that will immediately vest as to 50% of the number of any unvested shares subject to such options in connection with a change in control of the Company that involves the termination of his employment without cause. As of December 31, 2005, 8,854 unvested shares with exercise price of $7.24 per share, were subject to stock options containing this benefit.
     David A. Nelson-Gal. Mr. Nelson-Gal’s current base annual salary is $250,000 and his 2006 on-target incentive pay is $103,000. All of his incentive pay is determined under the 2006 Executive Officer Incentive Bonus Plan. Mr. Nelson-Gal’s employment is “at will” and may be terminated at any time, with or without formal cause. Mr. Nelson-Gal holds stock options that will vest as to 25% of the number of any unvested shares at the end of one year subject to such options in connection with a change in control of the Company that involves the termination of his employment without cause. As of December 31, 2005, 137,500 unvested shares, with exercise price of $7.70 per share, were subject to stock options containing this benefit.
     2006 Executive Officer Incentive Bonus Plan. The 2006 Executive Officer Incentive Bonus Plan provides incentives to designated officers to assist us in achieving revenue and non-GAAP operating income targets for the year ending December 31, 2006, and for each calendar quarter of 2006, and other corporate objectives. Plan participants are eligible to receive up to four quarterly bonuses and one annual bonus. Each target bonus payment is an amount equal to 20% of the participant’s target bonus amount for the year; the actual bonus payment is the target bonus payment multiplied by a percentage (which may be more than or less than 100%) that depends upon achievement of corporate targets and individual performance objectives objectives (“MBOs”). Corporate targets that influence executive bonuses under this plan are expressed in terms of total revenue and non-GAAP operating income. The specific revenue and non-GAAP operating income targets are not public information. These corporate targets are given equal weight in determining actual bonus payments not subject to the achievement of MBOs. Each participant is expected to have 3 to 5 MBOs tied to bonus eligibility. The MBOs may be established on a quarterly or annual basis. MBOs for each participant will be reviewed and approved at the beginning of any applicable performance period. The Compensation Committee has the discretion to adjust quarterly or annual bonus amounts under the plan based on a recommendation by our Chief Executive Officer after review of a participant’s performance. Our Board of Directors or the Compensation Committee may amend this plan at any time; however, no amendment may increase total revenue or non-GAAP operating income targets without the consent of the plan participants.
Director Compensation
     Cash Compensation. Each non-employee director receives an annual fee of $20,000 for service on the Board of Directors. In addition, each non-employee director receives an annual fee of $5,000 for each standing committee of the Board of Directors on which he or she serves. The chairperson of the Audit Committee is paid an additional $5,000 per year and the chairperson of the Compensation Committee is paid an additional $2,500 per year for their service as chairpersons of those committees. Our Chairman of the Board of Directors, if any, is paid an additional $10,000 per year for his or her services in that capacity. In addition, we reimburse reasonable travel and related expenses incurred by non-employee directors in connection with their attendance at meetings of the Board of Directors and its committees. Prior to September 30, 2005, each non-employee director was entitled to receive an annual fee of $20,000 per year. In addition, our Lead Independent Director, if any, was entitled to be paid an additional $10,000 per year for his or her services in that capacity and we reimbursed reasonable travel and related expenses incurred by non-employee directors in connection with their attendance at meetings of the Board of Directors and its committees.

     Option Grants. Under the 1999 Equity Incentive Plan, each non-employee director is automatically granted an option to purchase 20,000 shares of common stock under this plan when first becoming a member of the Board of Directors. Subsequently, each non-employee director is automatically granted an additional option to purchase 20,000 shares of common stock following each annual meeting of stockholders if the director has served continuously as a member of the Board of Directors for at least one year. Prior to September 30, 2005, the number of shares subject to each such award was 10,000 shares of common stock. Each option granted to a director under the 1999 Equity Incentive Plan has a ten-year term and terminates three months following the date the director ceases to be one of Interwoven, Inc.’s directors or consultants, 12 months afterwards if termination is due to death or disability. All such options are fully vested and immediately exercisable as of the date of grant. In addition, non-employee directors are eligible to receive discretionary awards under the 1999 Equity Incentive Plan.
     Other Benefits. Each non-employee director is eligible and may elect to receive medical, dental and vision benefits. These benefits are available to our employees, officers and directors generally and in operation provide for the same method of allocation of benefits between management and non-management participants. Benefit payments for our directors in 2005 were: $15,809 for Mr. Codd, $10,945 for Mr. Corey, $15,229 for Mr. Fanzilli, $11,029 for Mr. Thomas, and $2,680 for Mr. Zingale.
Compensation Committee Interlocks and Insider Participation
     In 2005, the members of the Compensation Committee were Messrs. Fanzilli and Thomas for the entire year and Messrs. Codd and Zingale from January to March 2005. Mr. Fanzilli serves as chairman of the Compensation Committee. No interlocking relationships exist between any person who served as a member of our Compensation Committee in 2005 and any member of any other company’s board of directors or compensation committee.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information, as of April 1, 2006, with respect to the beneficial ownership of our common stock by:
•	each of our Named Executive Officers;

•	each of our directors and director nominees;

•	each person known by us to be the beneficial owner of more than 5% of our common stock; and

•	all of our executive officers and directors as a group.
     Except as otherwise indicated, the address of each beneficial owner is c/o Interwoven, Inc., 803 11th Avenue, Sunnyvale, California 94089.
     The percentage of shares beneficially owned is based on 42,554,039 shares of common stock outstanding as of April 1, 2006. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 1, 2006 are deemed to be outstanding for the purposes of calculating the amount of beneficial ownership of that person, and for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

		Shares Issuable Under
	Amount of Beneficial	Options Exercisable	Aggregate
Name and Address of Beneficial Owner	Ownership (1)	Within 60 Days	Percentage
Marc C. Cohodes(2) c/o Rocker Partners, L.P. 374 Millburn Avenue, Suite 205E Millburn, New Jersey 07041	4,021,968	—	9.5%
Dimensional Fund Advisors Inc.(3) 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,324,868	—	5.5
Roxbury Capital Management, LLC(4) 100 Wilshire Blvd, Suite 1000 Santa Monica, CA 90401	2,153,659	—	5.1
Martin W. Brauns(5)	1,293,675	750,000	3.0
John E. Calonico, Jr.	327,659	321,533	*
Scipio M. Carnecchia	289,962	285,730	*
Steven J. Martello	287,708	287,708	*
David A. Nelson-Gal	91,934	90,834	*
Anthony Zingale	75,056	70,000	*
Ronald E. F. Codd	63,027	60,500	*
Bob L. Corey	56,898	56,898	*
Thomas L. Thomas	53,634	30,000	*
Frank J. Fanzilli, Jr.	50,000	50,000	*

All 10 directors and executive officers as a group	1,295,878	1,253,203	3.0

*	Less than 1%

(1)	Includes shares over which the person currently holds or shares voting or investment power. Also includes shares listed under “Shares Issuable Under Options Exercisable Within 60 Days.”

(2)	Number of shares beneficially owned is determined solely from information reported on Schedule 13G on April 26, 2006.

(3)	Number of shares beneficially owned is determined solely from information reported on Schedule 13G on February 6, 2006.

(4)	Number of shares beneficially owned is determined solely from information reported on Schedule 13G on February 14, 2006.

(5)	Includes 462,393 shares held of record by Martin W. Brauns and Margaret R. Brauns, trustees U/D/T 1/9/95. Mr. Brauns ceased serving as a director and our Chief Executive Officer on March 31, 2006.

Equity Compensation Plan Information
     We maintain the 1996 Stock Option Plan, 1998 Stock Option Plan, 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan, each of which was approved by our stockholders, and the 2000 Stock Incentive Plan and 2003 Acquisition Plan, which were not subject to stockholder approval. The following table presents information as of December 31, 2005 with respect to compensation plans under which shares of our common stock may be issued.

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to be		future issuance under
	issued upon exercise	Weighted-average exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	6,876,469	$19.08	1,615,716	(2)
Equity compensation plans not approved by security holders	3,168,219	$16.81	634,361

Total	10,044,688	$18.36	2,250,077

(1)	Excludes purchase rights accruing under the 1999 Employee Stock Purchase Plan.

(2)	Includes 442,762 shares that remain available for purchase under the 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan incorporates an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under this plan will increase by a number of shares equal to 1% of the outstanding shares on December 31 of the preceding year.
Summary Description of Non-Stockholder Approved Plans
     2000 Stock Incentive Plan. In May 2000, the Board of Directors adopted the 2000 Stock Incentive Plan. The Board of Directors reserved 1.0 million shares (as adjusted for stock splits, combinations and other similar events) of common stock for issuance thereunder. In September 2000, the Board of Directors reserved an additional 2.0 million shares (as adjusted for stock splits, combinations and other similar events) of common stock for issuance thereunder. Options and restricted stock may be granted or issued under this plan to employees, officers, directors, consultants, independent contractors and advisors; however, aggregate awards to officers may not exceed 40% of the aggregate number of shares that have been reserved for grant, and the aggregate number of restricted stock awards to officers may not exceed 40% of the aggregate number of shares issued as restricted stock awards made under this plan. Only nonstatutory stock options are available for grant under the 2000 Stock Incentive Plan. Options may be granted for periods of up to ten years at a price per share no less than par value of the shares on the date of grant. Restricted stock awards may be granted at a price per share no less than par value of the shares on the day of grant. Options generally vest as to 25% of the shares on the first anniversary of the date of grant and the remainder vest ratably over a 36-month period thereafter. Restricted stock awarded to participants under this plan is generally subject to our lapsing right to repurchase those shares upon termination of the participant’s employment, which right generally lapses over a four-year period. In general, in the event a participant’s employment or services with us terminates prior to the expiration date of the option or our repurchase right completely lapses, the participant’s option may thereafter be exercised (to the extent vested on the date of termination) for up to 12 months (in the case of death or disability) or 90 days, or the participant’s shares may thereafter be repurchased (to the extent our repurchase right has not lapsed on the date of termination) for up to 90 days, as the case may be. If Interwoven is acquired and the acquiring company does not assume, replace or substitute the outstanding awards under this plan, these awards will terminate to the extent unexercised or unvested at the time the acquisition closed.
     2003 Acquisition Plan. In connection with our merger with iManage, Inc. in November 2003, the Board of Directors adopted the 2003 Acquisition Plan and reserved 503,000 shares of common stock for issuance thereunder, as permitted by The NASDAQ Stock Market, Inc. Only nonqualified stock options will be granted under this plan. Nonqualified stock options may be granted only to any employee, officer, director, consultant, independent contractor or advisor who provided services to iManage, Inc. prior to the merger. Options under the 2003 Acquisition Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant. Options generally vest as to 25% of the shares on the first anniversary of the date of grant and the remainder vest ratably over a 36-month period thereafter. In general, in the event a participant’s employment or services with us terminates prior to the expiration date of the option, the participant’s option may thereafter be exercised (to the extent vested on the date of termination) for up to 6 months (in the case of death or disability) or 90 days. If Interwoven is acquired and the acquiring company does not assume, replace or substitute the outstanding awards under this plan, these awards will terminate to the extent unexercised or unvested at the time the acquisition closed.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     From January 1, 2005 to the present, there have been no transactions, and there are currently no proposed transactions, in which the amount involved exceeds $60,000 to which we or any of our subsidiaries was (or is to be) a party and in which any executive officer, director, 5% beneficial owner of our common stock or member of the immediate family of any of the foregoing persons had (or will have) a direct or indirect material interest, except for payments set forth under Item 11 above and the transactions described below.
Indemnification Agreements
     We have entered into indemnity agreements with all officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings in which he or she is or may be made a party by reason of his or her position as a director, officer or other agent of Interwoven, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table presents fees for professional audit services rendered by KPMG LLP, our principal accountant for each of the years ended December 31, 2005 and 2004, for the audit of our consolidated financial statements for each of those years, and fees billed for other services rendered by KPMG LLP.

	Year Ended
	December 31,
	2005	2004
Audit fees	$1,409,808	$622,453
Audit-related fees	39,435	177,565
Tax fees	—	19,522

	$1,449,243	$819,540

     Fees for audit services include fees associated with the annual financial statement audit, the reviews of Quarterly Reports on Form 10-Q, certain statutory audits required internationally and the audit of internal controls over financial reporting. Audit-related fees principally include auditing and audit consultation services in connection with acquisitions. Tax fees consist of fees for professional services for tax preparation and compliance for our subsidiaries in Europe.
Audit Committee Pre-Approval Policy
     The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent registered public accounting firm.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERWOVEN, INC.
By:	/s/ SCIPIO M. CARNECCHIA
Scipio M. Carnecchia
Interim President Date: April 28, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCIPIO M. CARNECCHIA	Interim President	April 28, 2006
Scipio M. Carnecchia	(Principal Executive Officer)

/s/ JOHN E. CALONICO, JR.	Senior Vice President and Chief	April 28, 2006
John E. Calonico, Jr.	Financial Officer (Principal Financial and Accounting Officer)

/s/ FRANK J. FANZILLI, JR.	Chairman of the Board of Directors	April 28, 2006
Frank J. Fanzilli, Jr.

/s/ RONALD E.F. CODD	Director	April 28, 2006
Ronald E.F. Codd

/s/ BOB L. COREY	Director	April 28, 2006
Bob L. Corey

/s/ THOMAS L. THOMAS	Director	April 28, 2006
Thomas L. Thomas

/s/ ANTHONY ZINGALE	Director	April 28, 2006
Anthony Zingale

Exhibit Index

31.03	Rule 13a-14(a)/15d-15(a) certification of the Interim President

31.04	Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer