Form 10-Q
period 2006-03-31
INTERWOVEN INC
filed 2006-05-10
CIK 1042431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
None
(Former name, former address and former fiscal year, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                         No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006

Common Stock, $0.001 par value per share	42,699,000 shares

INTERWOVEN, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERWOVEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)	(1)
Assets
Current assets:
Cash and cash equivalents	$60,266	$73,618
Short-term investments	82,814	63,581
Accounts receivable, net	30,826	31,542
Prepaid expenses and other current assets	5,141	5,193

Total current assets	179,047	173,934
Property and equipment, net	5,001	5,044
Goodwill	191,595	191,595
Other intangible assets, net	22,924	25,527
Other assets	2,519	2,506

Total assets	$401,086	$398,606

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$5,508	$4,491
Accrued liabilities	23,113	22,198
Restructuring and excess facilities accrual	7,145	7,266
Deferred revenues	57,176	54,010

Total current liabilities	92,942	87,965
Accrued liabilities	2,499	2,761
Restructuring and excess facilities accrual, less current portion	7,645	9,681

Total liabilities	103,086	100,407

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 125,000 shares authorized; 42,561 and 42,386 shares issued and outstanding, respectively	42	42
Additional paid-in capital	706,292	705,908
Deferred stock-based compensation	—	(1,002)
Accumulated other comprehensive loss	(501)	(359)
Accumulated deficit	(407,833)	(406,390)

Total stockholders’ equity	298,000	298,199

Total liabilities and stockholders’ equity	$401,086	$398,606

(1)	Derived from audited consolidated financial statements
See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
License	$17,569	$16,417
Support and service	28,889	26,068

Total revenues	46,458	42,485

Cost of revenues:
License	4,172	3,488
Support and service	11,857	10,029

Total cost of revenues	16,029	13,517

Gross profit	30,429	28,968
Operating expenses:
Sales and marketing	18,401	17,328
Research and development	8,554	8,168
General and administrative	5,260	3,608
Amortization of intangible assets	828	856
Restructuring and excess facilities recoveries	(337)	(330)

Total operating expenses	32,706	29,630

Loss from operations	(2,277)	(662)
Interest income and other, net	1,274	713

Income (loss) before provision for income taxes	(1,003)	51
Provision for income taxes	440	300

Net loss	$(1,443)	$(249)

Basic and diluted net loss per common share	$(0.03)	$(0.01)

Shares used in computing basic and diluted net loss per common share	42,430	41,137

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,443)	$(249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	908	919
Stock-based compensation expense	854	510
Amortization of intangible assets and purchased technology	4,325	3,581
Change in allowance for doubtful accounts and sales returns	(43)	(55)
Changes in operating assets and liabilities:
Accounts receivable	759	4,824
Prepaid expenses and other assets	(70)	(30)
Accounts payable and accrued liabilities	1,579	(1,363)
Restructuring and excess facilities accrual	(2,157)	(2,550)
Deferred revenues	3,166	1,512

Net cash provided by operating activities	7,878	7,099

Cash flows from investing activities:
Purchases of property and equipment	(865)	(678)
Purchases of investments	(49,879)	(45,756)
Maturities and sales of investments	30,770	74,363
Acquisition of technology	(1,590)	—

Net cash provided by (used in) investing activities	(21,564)	27,929

Cash flows from financing activities:
Net proceeds from issuance of common stock	491	954

Net cash provided by financing activities	491	954

Effect of exchange rates	(157)	199

Net increase (decrease) in cash and cash equivalents	(13,352)	36,181
Cash and cash equivalents at beginning of period	73,618	22,466

Cash and cash equivalents at end of period	$60,266	$58,647

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Interwoven, Inc. (“Interwoven” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the entire year or for any other period.
     As discussed later in this Note 1, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective transition method. As a result, the Company began to include stock-based compensation in its consolidated statements of operations starting with the three months ended March 31, 2006. The Company’s loss from operations for the three months ended March 31, 2006 includes $854,000 in stock-based compensation expense from stock options and the Employee Stock Purchase Plan (“ESPP”). The Company has not restated the consolidated results of operations for prior periods. In accordance with Staff Accounting Bulletin No. 107, the Company reclassified expenses associated with the amortization of stock-based compensation which had previously been recorded in a single line item in operating expenses in the Company’s consolidated statement of operations into their functional categories.
     The condensed consolidated balance sheet as of December 31, 2005 has been derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Such disclosures are contained in the Company’s Annual Report on Form 10-K.
     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     Certain reclassifications have been made to the prior year’s condensed consolidated financial statements to conform to the current period presentation.
     All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with SFAS No. 52, Foreign Currency Translation, the Company recorded an unrealized gain (loss) due to foreign currency translation of ($157,000) and $199,000 for the three months ended March 31, 2006 and 2005, respectively.
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
     In 2005, the Company applied SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, to account for a software arrangement which included services that constituted significant production, modification or customization of the software. As the Company was not in a position to make dependable estimates as to completion, the completed contract method of accounting was applied and revenues were recognized upon contract completion. For classification purposes in the consolidated statement of operations, the Company included the amount representing VSOE of fair value of the service revenues as service revenues and the residual portion of the total fee as license revenue.
     The Company expenses all manufacturing, packaging and distribution costs associated with its software as cost of license revenues.
     Cash, Cash Equivalents and Short-Term Investments
     The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper, government agency securities and various deposit accounts. Cash equivalents are recorded at fair value, which approximates cost.
     The Company’s investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, market auction rate preferred and United States government agency securities. Realized gains and losses are calculated using the specific identification method. There were no realized gains or losses for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, unrealized gains (losses) totaled $15,000 and ($228,000), respectively. Unrealized gains and losses are included as a separate component of accumulated other comprehensive loss in stockholders’ equity.
     Allowance for Doubtful Accounts
     The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2006 and December 31, 2005, the Company’s allowance for doubtful accounts was $691,000 and $779,000, respectively.
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

At March 31, 2006 and December 31, 2005, the Company’s allowance for sales returns was $366,000 and $321,000, respectively.
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
     The Company derived a significant portion of total revenues for the three months ended March 31, 2006 and 2005 from its Web content management and collaborative document management products and services. The Company expects that these products will continue to account for a significant portion of its total revenues in future periods.
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
     Financial Instruments
     The Company enters into forward foreign exchange contracts where the counterparty is a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on accounts receivable. Although these contracts are or can be effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, and therefore are marked to market each period with the change in fair value recognized in results of operations and classified as either other current assets or other current liabilities in the consolidated balance sheet.
     At March 31, 2006 and December 31, 2005, the notional equivalent of forward foreign currency contracts aggregated $6.6 million and $5.8 million, respectively. The unrealized losses associated with forward foreign currency contracts recognized in the consolidated financial statements as of March 31, 2006 and 2005 were $11,000 and $2,000, respectively. The forward contracts outstanding as of March 31, 2006 are scheduled to expire in May 2006.
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
     Goodwill and Other Intangible Assets
     Goodwill is tested annually for impairment or more frequently if events and circumstances warrant. This impairment testing involves a two-step process as follows:

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
     The Company performed its annual impairment test in the third quarter of 2005. Based on this testing, the Company determined that the carrying value of its recorded goodwill had not been impaired and no impairment charge was recorded during the year. The Company will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that the Company’s goodwill may be impaired include the Company’s market capitalization declining below its net book value or the Company suffering a sustained decline in its stock price.
     Impairment of Long-Lived Assets
     The Company accounts for the impairment and disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less estimated selling costs, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale, if any, would be presented separately in the appropriate asset and liability sections of the balance sheet.
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
     Restructuring and Related Expenses
     The Company accounts for restructuring activities initiated on or after January 1, 2003 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company’s restructuring obligations recognized in 2002 or prior were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 88-10, Costs Associated with Lease Modification or Termination, and EITF No. 94-3, Liability Recognition of Certain Employee Termination Benefits and Other Costs to Exit an Activity, and other applicable pre-existing guidance.
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
     Stock-Based Compensation
     At March 31, 2006, the Company had five stock-based compensation plans. Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective transition method. As a result, the Company began to include stock-based compensation in its consolidated statements of operations starting with the three months ended March 31, 2006.
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
     For periods ended March 31, 2006 and 2005, 8.5 million and 10.7 million stock options, respectively, were anti-dilutive and excluded from the diluted net loss per share calculation due to either the exercise price being greater than the average fair market value of the common stock during the period or due to the Company’s net loss in the period.

Note 3. Comprehensive Loss
     For the three months ended March 31, 2006 and 2005, the components of comprehensive loss consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net loss	$(1,443)	$(249)
Other comprehensive income (loss):
Translation adjustment*	(157)	199
Unrealized gain (loss) on available-for-sale investments*	15	(228)

Comprehensive loss	$(1,585)	$(278)

     Accumulated other comprehensive loss as of March 31, 2006 and December 31, 2005 consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Unrealized loss on available-for-sale investments *	$(353)	$(368)
Cumulative translation adjustment *	(148)	9

	$(501)	$(359)

*	The tax effect on translation adjustments and unrealized gain (loss) has not been significant.
Note 4. Mergers and Acquisitions
     In August 2005, the Company acquired Scrittura, Inc. (“Scrittura”), a provider of document automation software for the non-exchange based trading operations of financial services companies. The aggregate purchase price of this acquisition was $18.1 million, which included cash payments of $16.3 million, the assumption of Scrittura stock options of $1.4 million and transaction costs of $440,000. The terms of the acquisition agreement provided for an additional payment of up to $2.0 million provided certain revenue and operating margin goals were achieved during the period beginning on the acquisition date and ending on December 31, 2005. As the earn-out related targets were not achieved as of December 31, 2005, no adjustments were recorded to the purchase price. The allocation of the purchase price for this acquisition included purchased technology of $7.4 million, non-competition covenants of $2.1 million, customer list of $1.3 million, customer backlog of $251,000, goodwill of $6.1 million and unamortized stock compensation of $1.2 million less the fair value of net liabilities of $226,000. The results of operations of Scrittura have been included in the consolidated results of operations of the Company since August 16, 2005. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.
Note 5. Stock-Based Compensation
     SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair value-based method, and requires the recording of such expense in the Company’s consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123, Accounting for Stock-Based Compensation, are no longer an alternative to financial statement recognition. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, in which compensation cost was recognized beginning with January 1, 2006 (a) based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R for all share-based payments granted on or after January 1, 2006 and (b) based on the grant date fair value estimated in accordance with original provisions of SFAS No. 123 for all awards granted to employees prior to but remaining unvested as of January 1, 2006.
     The 1999 Equity Incentive Plan permits the award of options, restricted stock awards and stock bonuses. There were a total of 1.9 million shares authorized and available for new grants under the 1999 Equity Incentive Plan at

March 31, 2006. Options granted under this plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.
     Options under the 1999 Equity Incentive Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 1999 Equity Incentive Plan typically vest over four years based on continued service.
     The 2000 Stock Incentive Plan permits the award of options and restricted stock awards. There were a total of 1.1 million shares authorized and available for new grants under the 2000 Stock Incentive Plan at March 31, 2006. Options granted under this plan may only be nonqualified stock options. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.
     Options under the 2000 Stock Incentive Plan may be granted for periods of up to ten years and at prices no less than par value of the shares on the date of grant. Options granted under the 2000 Stock Incentive Plan typically vest over four years based on continued service. Restricted stock under the 2000 Stock Incentive Plan may be granted with purchase prices no less than par value of the shares on the date of grant.
     Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. In addition, the Company maintains the 1999 Employee Stock Purchase Plan under which 443,000 shares were authorized and available for purchase at March 31, 2006. The 1999 Equity Incentive Plan, the 2000 Stock Incentive Plan, the predecessor plans and the ESPP are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The following table summarizes the stock-based compensation expense for stock options and purchases under the ESPP that the Company recorded in accordance with SFAS No. 123R for the three months ended March 31, 2006:

Cost of revenues	$200
Sales and marketing	378
Research and development	202
General and administrative	74

$854

     Prior to the adoption of SFAS No. 123R, the Company presented deferred stock-based compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, the Company reclassified the remaining unamortized balance in deferred stock-based compensation to additional paid-in capital on the balance sheet.
     With the adoption of SFAS No. 123R, the Company elected to amortize stock-based compensation for stock options granted on or after the adoption of SFAS No. 123R on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire stock option. For stock options granted prior to January 1, 2006, stock-based compensation is amortized on an accelerated basis, which is consistent with Financial Accounting

Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans and pro forma disclosures under SFAS No. 123.
     Valuation and Amortization Method. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. For options granted prior to January 1, 2006, the Company estimated the fair value granted using the Black-Scholes option valuation model and a multiple option award approach. The fair value for these options is amortized on an accelerated basis. For options granted on or after January 1, 2006, the Company estimated the fair value using the Black-Scholes option valuation model and a single option award approach. The fair value for these options is amortized on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
     Expected Life. The expected life of options granted represents the period of time that they are expected to be outstanding. The Company estimated the expected life of options granted based on the Company’s history of option exercise activity. For options granted prior to January 1, 2006, the Company used tranche-specific assumptions with estimated expected lives for each of the four separate tranches. For options granted on or after January 1, 2006, the Company derived a single expected life from the average midpoint among the four tranches.
     Expected Volatility. The Company estimated the volatility based on historical prices of the Company’s common stock over the expected life of each option. For options granted prior to January 1, 2006, the Company used different volatility for each of the four separate tranches based on the expected life for each tranche. For options granted on or after January 1, 2006, the Company calculated the historical volatility over the expected life of each option.
     Risk-Free Interest Rate. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.
     Dividends. The Company has never paid any cash dividends on its common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.
     Forfeitures. The Company used historical data to estimate pre-vesting option forfeitures. As required by SFAS No. 123R, the Company recorded stock-based compensation only for those options that are expected to vest.
     The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Expected life from grant date of option (in years)	3.3	1.8-5.0
Risk-free interest rate	4.4%-4.7%	3.2%-4.2%
Expected dividend yield	0.0%	0.0%
Expected volatility	57.1%-59.5%	52.7%-70.9%

The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005
Expected life from grant date of ESPP (in years)	0.5	0.5-2.0
Risk-free interest rate	4.8%	1.0%-2.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	29.7%	45.0%-83.2%

     Stock Option Activity
     A summary of stock option activity under all stock-based compensation plans during the three months ended March 31, 2006 is presented below (in thousands except per share amounts and remaining contractual term):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual-	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	10,045	$18.36
Granted	217	9.33
Exercised	(94)	5.22
Forfeited or expired	(1,654)	22.48

Outstanding at March 31, 2006	8,514	$17.48	7.04	$6,895

Exercisable at March 31, 2006	7,240	$19.18	6.81	$5,240

     The estimated weighted average fair values of options granted under the stock option plans during the three months ended March 31, 2006 and 2005 were $3.63 and $4.21 per share, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $364,000.
     The Company recorded $854,000 in stock-based compensation expense for stock options and purchases under the ESPP. As of March 31, 2006, there was $3.8 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.3 years.
     The Company received $491,000 in cash from option exercises under all stock-based payment arrangements for the three months ended March 31, 2006.
     Comparable Disclosures
     Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and elected to adopt the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost for stock options was measured as the difference, if any, between the market price on the date of grant and the exercise price of the option. The resulting stock-based compensation was amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach was consistent with the method described in FIN No. 28.
     For the three months ended March 31, 2005, had the Company accounted for stock-based compensation cost based on the fair value at the grant date, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

Three Months
Ended
March 31, 2005
Net loss:
As reported	$(249)
Stock-based employee compensation included in net loss as reported, net of related tax *	510
Stock-based employee compensation using the fair value method, net of related tax *	(3,639)

Pro forma	$(3,378)

Basic and diluted net loss per common share:
As reported	$(0.01)

Pro forma	$(0.08)

*	The tax effects on stock based compensation have been fully reserved by way of a valuation allowance.
Note 6. Goodwill and Intangible Assets
     The carrying amount of goodwill and other intangible assets as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$44,103	$(29,784)	$14,319	$42,381	$(26,783)	$15,598
Patents and patent applications	4,506	(3,518)	988	4,506	(3,152)	1,354
Customer list	12,831	(7,100)	5,731	12,831	(6,272)	6,559
Existing contract	251	(120)	131	251	(120)	131
Non-compete agreements	9,009	(7,254)	1,755	9,009	(7,124)	1,885

Other intangible assets	$70,700	$(47,776)	22,924	$68,978	$(43,451)	25,527

Goodwill			191,595			191,595

			$214,519			$217,122

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The aggregate amortization expense of intangible assets was $4.3 million and $3.6 million for three months ended March 31, 2006 and 2005, respectively. Of the $4.3 million of amortization of intangible assets recorded in the three months ended March 31, 2006, $828,000 was recorded in operating expenses and $3.5 million was recorded in cost of revenues. Of the $3.6 million of amortization of intangible assets recorded in the three months ended March 31, 2005, $856,000 was recorded in operating expenses and $2.7 million was recorded in cost of revenues. The estimated aggregate amortization expense of acquired intangible assets is expected to be $12.3 million in the remaining nine months of 2006, $7.3 million in 2007, $2.9 million in 2008 and $445,000 in 2009.
Note 7. Restructuring and Excess Facilities
     The Company implemented a series of restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.
     Workforce Reductions
     In the three months ended March 31, 2006, certain outstanding matters associated with an employee termination were resolved and, accordingly, the Company reversed $15,000 of the previously recorded restructuring accrual related to litigation exposure and expected legal costs. At March 31, 2006, $13,000 remained accrued for workforce-related restructuring.
     Excess Facilities
     Restructuring and excess facilities charges for the three months ended March 31, 2006 and 2005 includes $55,000 and $3,000, respectively, associated with the accretion of discounted future lease payments for facilities leases recorded under SFAS No. 146.
     At March 31, 2006, the Company had $14.8 million accrued for excess facilities, which is payable through 2010. This accrual is net of estimated future sublease income of $2.6 million. The facilities costs were estimated as of March 31, 2006. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. Those facilities that are not subleased are being marketed for sublease and are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could materially affect the Company’s consolidated financial condition and results of operations.
     The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

	Work Force	Excess
Years Ending December 31,	Reduction	Facilities	Total
2006 (remaining nine months)	$13	$5,301	$5,314
2007	—	5,804	5,804
2008	—	1,611	1,611
2009	—	1,196	1,196
2010	—	996	996

	13	14,908	14,921
Present value discount of future lease payments	—	(131)	(131)

	$13	$14,777	$14,790

The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

		Non-Cancelable
		Lease
	Workforce	Commitments
	Cost	and Other	Total
Balance at December 31, 2005	$34	$16,913	$16,947
Restructuring and excess facilities recoveries	(15)	(377)	(392)
Accretion of restructuring obligations to present values	—	55	55
Cash payments	(6)	(1,814)	(1,820)

Balance at March 31, 2006	$13	$14,777	$14,790

Note 8. Borrowings
     The Company entered into a line of credit agreement in August 2001 with a financial institution, which was subsequently amended in July 2005. The amended line of credit provides for borrowings up to $16.0 million. Borrowings under the line of credit agreement are secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 7.75% at March 31, 2006, or 1.5% above LIBOR in effect on the first day of the term. The line of credit expires in July 2006 and is primarily used as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At March 31, 2006 and December 31, 2005, there were no borrowings under this line of credit agreement.
Note 9. Guarantees
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party – generally, the Company’s business partners, subsidiaries and/or customers, in connection with any United States patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products or services. The term of these indemnification agreements is generally perpetual commencing after execution of the agreement. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and does not expect the liability to be material.
     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of March 31, 2006, the Company does not have or require an accrual for product or service warranties.
     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at March 31, 2006.
Note 10. Interest Income and Other
     Interest income and other consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Interest income	$1,335	$755
Foreign currency loss	(14)	(21)
Other	(47)	(21)

	$1,274	$713

Note 11. Recent Accounting Pronouncements
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 is effective beginning with the Company’s first quarter of 2006.

Note 12. Contingencies
     The Company leases its main office facilities in Sunnyvale, California and various sales offices in North America, Europe and Asia Pacific under non-cancelable operating leases, which expire at various times through July 2016. Future minimum lease payments under non-cancelable operating leases, as of March 31, 2006, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments
2006 (remaining nine months)	$7,578	$5,467	$13,045
2007	6,989	5,498	12,487
2008	2,350	1,973	4,323
2009	1,186	1,258	2,444
2010	1,056	1,049	2,105
After 2010	4,466	—	4,466

	$23,625	$15,245	$38,870

     Of these future minimum lease payments, the Company has accrued $14.8 million in the restructuring and excess facilities accrual at March 31, 2006. This accrual also included estimated operating expenses and sublease commencement costs of $2.2 million and was net of estimated sublease income of $2.6 million and a present value discount of $131,000.
     At March 31, 2006, the Company had $12.1 million outstanding under standby letters of credit with financial institutions, which are secured by cash, cash equivalents and investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.
     In 2001, Interwoven and certain of its officers and directors and certain investment banking firms were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were named against iManage, Inc. (“iManage”) its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for the Company’s October 8, 1999 initial public offering and January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against Interwoven and iManage and certain officers and directors of Interwoven and iManage. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of Interwoven’s and iManage’s respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and Interwoven and iManage, together with the other issuers named there under and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, the respective insurance carriers of Interwoven and iManage have agreed to assume Interwoven’s and iManage’s entire payment obligation under the terms of the settlement. The court has preliminarily approved the proposed settlement and is currently considering whether the settlement should be given final approval. The Company cannot be reasonably assured, however, that the settlement will be approved by the putative plaintiff classes or finally approved by the District Court.
     In addition to the matters mentioned above, the Company is a party to a variety of legal proceedings and claims that arose in the normal course of business activities, including employment-related lawsuits. While the results of proceedings cannot be predicted with certainty, in the opinion of management, the resolution of these matters is not expected to have a material adverse impact on the Company’s consolidated results of operations, cash flows or financial condition. However, depending on the amount and timing, an unfavorable resolution of a matter could materially affect the Company’s results of operations, cash flows or financial condition in a particular period.

Note 13. Significant Customer Information and Segment Reporting
     The Company’s chief operating decision-maker is considered to be Interwoven’s President. The President reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.
     The following table presents geographic information (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Revenues:
United States of America	$30,245	$27,290
United Kingdom	5,273	5,918
Other geographies	10,940	9,277

	$46,458	$42,485

	March 31,	December 31,
	2006	2005
Long-lived assets (excluding goodwill):
United States of America	$26,804	$29,822
International	1,121	749

	$27,925	$30,571

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

	Three Months Ended
	March 31,
	2006	2005
License	$17,569	$16,417
Customer support	20,926	18,319
Consulting	6,743	6,572
Training	1,220	1,177

	$46,458	$42,485

     No customer accounted for more than 10% of the total revenues for the three months ended March 31, 2006 and 2005. At March 31, 2006 and December 31, 2005, no single customer accounted for more than 10% of the outstanding accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates,” “expects,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from expectations include those set forth in the following discussion, and, in particular, the risks discussed below under Part II, Item 1A, Risk Factors, and under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
Overview
     Incorporated in March 1995, we provide enterprise content management software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code across the enterprise and its value chain of customers, partners and suppliers. Our industry-specific solutions enable organizations to unify people, content and processes to minimize business risk, accelerate time-to-value and sustain lower total cost of ownership. Interwoven’s customers have deployed our products for business initiatives such as improving customer experience, streamlining information technology processes, enabling greater compliance and more. To date, more than 3,500 enterprises and professional services organizations worldwide have licensed our software solutions and products. We market and license our software products and services primarily through a direct sales force and augment our sales, marketing and service efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. Our revenues to date have been derived primarily from customers in the United States of America; revenues from outside the United States of America accounted for 35% and 36% of our total revenues for the three months ended March 31, 2006 and 2005. We had 764 employees as of March 31, 2006.
Results of Operations
     Prior to 2003, our revenues were primarily derived from our Web content management product, TeamSite. In an effort to address a larger market segment, we completed a series of strategic actions designed to expand our product offerings into the enterprise content management (“ECM”) market. During 2003, we acquired MediaBin, Inc. and iManage extending our product offerings into digital asset management and collaborative document management. Since 2004, we acquired businesses and technologies with records management, content publishing and financial services vertical market capabilities. These business combinations also allowed us to achieve greater economies of scale in our sales, marketing, development and administrative functions. We also completed a series of restructuring actions to help align our cost structure with expected revenues. These restructuring actions included staff reductions in all functional areas of our business, decreases in marketing and promotional spending and the abandonment of certain facilities in excess of current and expected future needs.
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

Revenues

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except percentages)
License	$17,569	$16,417	7%
Percentage of total revenues	38%	39%
Support and service	28,889	26,068	11%
Percentage of total revenues	62%	61%

	$46,458	$42,485	9%

     Total revenues increased 9% to $46.5 million for the three months ended March 31, 2006 from $42.5 million for the three months ended March 31, 2005. We believe that the increase in revenues was attributable to higher revenues from license and customer support. Revenue outside of the United States of America represented 35% and 36% of our total revenues for the three months ended March 31, 2006 and 2005, respectively.
     License. License revenues increased 7% to $17.6 million for the three months ended March 31, 2006 from $16.4 million for the three months ended March 31, 2005. We believe that the increase in license revenues for 2006 over 2005 was primarily attributable to sales of newly introduced software products and an increase in Web content management product sales. Our average selling prices were $146,000 and $151,000 for the three months ended March 31, 2006 and 2005, respectively, for transactions in excess of $50,000 in aggregate license revenues. For the three months ended March 31, 2006 and 2005, we had no individual license transaction in excess of $1.0 million. License revenues represented 38% and 39% of total revenues for the three months March 31, 2006 and 2005, respectively. We expect that many of our prospects and customers will continue to be cautious in their information technology spending initiatives in 2006 and that our sales cycles and revenues will continue to be affected by this factor. In addition, we believe that reduced spending on information technology initiatives and the effect of longer sales cycles may continue to adversely affect our business for the foreseeable future and, to the extent that any improvement has occurred or occurs in either the information technology spending environment or sales cycles, such improvements may not be sustained.
     Support and Service. Support and service revenues increased 11% to $28.9 million for the three months ended March 31, 2006 from $26.1 million for the three months ended March 31, 2005. The increase in support and service revenues was primarily the result of a $2.6 million increase in customer support revenues from a larger installed base of customers and customer follow-on orders. Support and service revenues accounted for 62% and 61% of total revenues for the three months ended March 31, 2006 and 2005, respectively.
     To the extent that our license revenues decline in the future, our support and service revenues may also decline. Specifically, a decline in license revenues may result in fewer consulting engagements. Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a slowing of customer support revenues. However, since customer support revenues are recognized over the duration of the support contract, the impact will not be experienced for up to several months after a decline in license revenues. In the future, customer support revenues may also be adversely impacted if customers fail to renew their support agreements, renew their support contracts at a lower price or reduce the license software quantity under their support agreements.

Cost of Revenues

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except percentages)
License	$4,172	$3,488	20%
Percentage of total revenues	9%	8%
Percentage of license revenues	24%	21%
Support and service	11,857	10,029	18%
Percentage of total revenues	26%	24%
Percentage of support and service revenues	41%	38%

	$16,029	$13,517	19%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 24% and 21% of total license revenues for the three months ended March 31, 2006 and 2005, respectively. The increase in cost of license revenues in absolute dollars and as a percentage of license revenues for the three months ended March 31, 2006 from the same period in 2005 was attributable primarily to a $770,000 increase in amortization of purchased technology.
     Based solely on acquisitions completed through the three months ended March 31, 2006 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $9.8 million for the remaining nine months of 2006, $4.3 million in 2007, $2.6 million in 2008 and $445,000 for 2009. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded in our software are under fixed-fee arrangements.
     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with delivering product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 18% to $11.9 million in the three months ended March 31, 2006 from $10.0 million for the same period in 2005. The increase in cost of support and service revenues in the three months ended March 31, 2006 from the same period in 2005 was due primarily to an increase of $1.1 million in personnel related costs mainly from additional headcount, $253,000 in higher travel expenses and $173,000 in stock-based compensation related to the adoption of SFAS No. 123R. Cost of support and service revenues represented 41% and 38% of support and service revenues for the three months ended March 31, 2006 and 2005, respectively. Support and service headcount was 217 and 186 at March 31, 2006 and 2005, respectively.
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

Operating Expenses
     Sales and Marketing

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except percentages)
Sales and marketing	$18,401	$17,328	6%
Percentage of total revenues	40%	41%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expense increased 6% to $18.4 million for the three months ended March 31, 2006 from $17.3 million for the three months ended March 31, 2005. The increase in sales and marketing expense in the three months ended March 31, 2006 from the same period in 2005 was due primarily to a $203,000 increase in personnel costs, a $208,000 increase in outside services, a $196,000 increase in travel expenses and a $168,000 increase in stock-based compensation related to the adoption of SFAS No. 123R. Sales and marketing expense represented 40% and 41% of total revenues in the three months ended March 31, 2006 and 2005, respectively. The decline in sales and marketing expense as a percentage of total revenues is due to lower variable compensation costs and higher total revenues. Sales and marketing headcount was 240 and 232 at March 31, 2006 and 2005, respectively.
     We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.
Research and Development

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except percentages)
Research and development	$8,554	$8,168	5%
Percentage of total revenues	18%	19%
     Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expense increased 5% to $8.6 million in the three months ended March 31, 2006 from $8.2 million for the three months ended March 31, 2005. The increase in the three months ended March 31, 2006 from the same period in 2005 was primarily due to a $290,000 increase in personnel related costs associated with the build-up of our operations in India and an increase in the number of software solutions offered and a $120,000 increase in stock-based compensation related to the adoption of SFAS No. 123R. Research and development expense was 18% and 19% of total revenues in the three months ended March 31, 2006 and 2005, respectively. Research and development headcount was 217 and 205 at March 31, 2006 and 2005, respectively. The increase in headcount was due to staffing of our development operation in Bangalore, India. We expect research and development expenses in 2006 will decline slightly as a percentage of total revenues when compared to 2005 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.
     General and Administrative

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except percentages)
General and administrative	$5,260	$3,608	46%
Percentage of total revenues	11%	8%

     General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expense increased 46% to $5.3 million for the three months ended March 31, 2006 from $3.6 million for the three months ended March 31, 2005. The increase was primarily due to $1.6 million in charges relating to the retirement of our Chief Executive Officer. General and administrative expense represented 11% and 8% of total revenues in the three months ended March 31, 2006 and 2005, respectively. General and administrative headcount was 90 and 84 at March 31, 2006 and 2005, respectively.
     Amortization of Intangible Assets

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except percentages)
Amortization of intangible assets	$828	$856	(3)%
Percentage of total revenues	2%	2%
     Amortization of intangible assets was $828,000 and $856,000 for the three months ended March 31, 2006 and 2005, respectively. The decrease in amortization of intangible assets was due to certain intangible assets becoming fully amortized. Based on the intangible assets balance as of March 31, 2006, we expect amortization of intangible assets classified as operating expenses to be $2.5 million in the remaining nine months of 2006, $2.9 million in 2007 and $308,000 in 2008. We may incur additional amortization expense beyond these expected future levels to the extent we complete additional acquisitions in the future.
     Restructuring and Excess Facilities Recoveries

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except percentages)
Restructuring and excess facilities recoveries	$(337)	$(330)	2%
Percentage of total revenues	(1)%	(1)%
     During the three months ended March 31, 2006, we reversed $377,000 of the previously recorded restructuring accrual as a result of revisions to estimated operating expenses for certain of our previously abandoned facilities. We also reversed $15,000 of the previously recorded restructuring accrual related to expected legal costs for previous employee termination matters. We recorded $55,000 in the three months ended March 31, 2006 associated with the accretion of discounted future lease payments associated with facilities leases.
     At the end of the three months ended March 31, 2005, we resolved several outstanding matters associated with the termination of certain European employees in 2004. As a result, we reversed $333,000 of the recorded restructuring accrual related to expected settlement costs. We also recorded $3,000 for the three months ended March 31, 2005 associated with the accretion of discount related to excess facilities.
     The charges recorded for excess facilities were based on payments due over the remainder of the lease term and estimated operating costs offset by our estimate of future sublease income. Accordingly, our estimate of excess facilities costs may differ from actual results and such differences may result in additional charges that could materially affect our consolidated financial condition and results of operations.
Interest Income and Other, Net

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except percentages)
Interest income and other, net	$1,274	$713	79%
Percentage of total revenues	3%	2%

     Interest income and other is composed of interest earned on our cash, cash equivalents and investments, foreign exchange transaction gains and losses and, to a lesser degree, interest expense. Interest income and other was $1.2 million and $713,000 for the three months ended March 31, 2006 and 2005, respectively. This increase was due primarily to higher interest rates on our cash and investments.
Provision for Income Taxes

	Three Months Ended March 31,
	2006	2005	Change
	(in thousands, except percentages)
Provision for income taxes	$440	$300	47%
Percentage of total revenues	1%	1%
     The provision for income taxes recorded for the three months ended March 31, 2006 and 2005 related to state and foreign taxes. Management periodically evaluates the recoverability of the deferred tax assets and recognizes the tax benefit only as reassessment demonstrates that these assets are realizable. Currently, it is determined that it is not likely that the assets will be realized. Therefore, we have recorded a full valuation allowance against the deferred income tax assets.
Liquidity and Capital Resources

	March 31,	December 31,
	2006	2005
	(in thousands)
Cash, cash equivalents and short-term investments	$143,080	$137,199
Working capital	$86,105	$85,969
Stockholders’ equity	$298,000	$298,199
     Our primary sources of cash are the collection of accounts receivable from our customers, proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services and facilities and related costs. We also use cash to purchase property and equipment, pay liabilities for excess facilities and to acquire businesses and technologies to expand our product offerings.
     A number of non-cash items were charged to expense and contributed to our net loss for the three months ended March 31, 2006 and 2005. These items include depreciation and amortization of property and equipment and intangible assets and stock-based compensation. Although these non-cash items may increase or decrease in amount and therefore cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.
     Cash provided by operating activities for the three months ended March 31, 2006 was $7.9 million, representing an improvement of $779,000 from the same period in 2005. This increase primarily resulted from an increase in cash collections of accounts receivable, increases in accounts payable, accrued liabilities and deferred revenues, offset by payments to reduce our restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $1.8 million in the three months ended March 31, 2006. Our days sales outstanding in accounts receivable (“days outstanding”) were 60 days at March 31, 2006 and December 31, 2005.
     Cash provided by operating activities for the three months ended March 31, 2005 was $7.1 million and primarily resulted from our net loss, after adjustments for non-cash expenses and cash collections of accounts receivable offset by payments to reduce our restructuring and excess facilities accrual, accounts payable and accrued liabilities. Payments made to reduce our excess facilities obligations totaled $2.0 million in the three months ended March 31, 2005. Our days outstanding in accounts receivable were 50 days at March 31, 2005.

     Cash used in investing activities was $21.6 million for the three months ended March 31, 2006. This resulted from net payments for short-term investments of $19.1 million, comprised of $49.9 million to purchase investment securities offset by $30.8 million of proceeds from the maturity and sale of investments; $1.6 million in purchased technology and $865,000 to purchase property and equipment.
     Cash provided by investing activities was $27.9 million for the three months ended March 31, 2005. This primarily resulted from net proceeds for short-term investments of $28.6 million, comprised of $74.4 million of proceeds from the maturity and sale of investments partially offset by $45.8 million to purchase investment securities; and $680,000 to purchase property and equipment.
     Cash provided from financing activities was $491,000 and $954,000 for the three months ended March 31, 2006 and 2005, respectively, and consists primarily of cash received from the exercise of common stock options and shares issued under our employee stock purchase plan.
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
     We have used cash to acquire businesses and technologies that enhance and expand our product offerings and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional funding to complete future acquisitions.
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
     Bank Borrowings. We have a $16.0 million line of credit available to us at March 31, 2006, which is secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under our line of credit. The line of credit agreement expires in July 2006 and is primarily used as collateral for letters of credit required by our facilities leases. There were no outstanding borrowings under this line of credit as of March 31, 2006. We expect to renew or replace this line of credit agreement in 2006.
     Facilities. We lease facilities under operating lease agreements that expire at various dates through 2016. As of March 31, 2006, minimum cash payments due under operating lease obligations totaled $38.9 million. The following presents our prospective future lease payments under these agreements as of March 31, 2006, which is net of estimated sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Total
2006 (remaining nine months)	$7,578	$5,467	$700	$534	$5,301	$13,045
2007	6,989	5,498	587	893	5,804	12,487
2008	2,350	1,973	647	285	1,611	4,323
2009	1,186	1,258	348	286	1,196	2,444
2010	1,056	1,049	291	238	996	2,105
Thereafter	4,466	—	—	—	—	4,466

	$23,625	$15,245	$2,573	$2,236	14,908	$38,870

Present value discount of future lease payments					(131)

Obligations for excess facilities as of March 31, 2006					$14,777

     The restructuring and excess facilities accrual at March 31, 2006 includes minimum lease payments of $15.2 million and estimated operating expenses of $2.2 million offset by estimated sublease income of $2.6 million and the present value discount of $131,000 recorded in accordance with SFAS No. 146. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At March 31, 2006, we had $12.1 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments.
     We currently anticipate that our current cash, cash equivalents and short-term investments, together with our line of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, if at all.
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
     We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported in accumulated other comprehensive loss on our consolidated balance sheets. These securities are not leveraged and are held for purposes other than trading.

Off-Balance-Sheet Arrangements
     We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of March 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
     We have entered into operating leases for most United States and international offices in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of March 31, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2016. Rent expense under operating leases was $2.6 million and $2.5 million for the three months ended March 31, 2006 and 2005, respectively. Future minimum lease payments under our operating leases as of March 31, 2006 are detailed previously in “Liquidity and Capital Resources”.
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

     Restructuring and Excess Facilities Accrual. We accrue for severance payments and other related termination benefits provided to employees in connection with involuntary staff reductions. We accrue for these benefits in the period when benefits are communicated to the terminated employees. Typically, terminated employees are not required to provide continued service to receive termination benefits. If continued service is required, then the severance liability is accrued over the required service period. In general, we use a formula based on a combination of the number of years of service and the employee’s position within our organization to calculate the termination benefits to be provided to affected employees. At March 31, 2006, $13,000 was accrued for future severance and termination benefits payments.
     In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the lease obligations. In determining fair value of expected sublease income over the remainder of the lease term and of related exit costs, if any, we receive appraisals from real estate brokers to aid in our estimate. In addition, during the evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may be impaired. Excluding the facilities that are currently subleased, our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of sublease income from our vacant excess facilities could differ from actual results and such differences could require additional charges or credits that could materially affect our consolidated financial condition and results of operations. We reassess our excess facilities liability each period based on current real estate market conditions.
     Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method, in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock options granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. At March 31, 2006, there was $3.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under all equity compensation plans.
     Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating expected life, stock price volatility and forfeiture rates. We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions are shown in Note 5, Stock-Based Compensation, to the Condensed Consolidated Financial Statements under Part I, Item. 1. We estimate the expected life of options granted based on the history of grants and exercises in our option database. We estimate the volatility based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price changes in the future, our estimates of the fair value of options granted in the future would change, thereby increasing or decreasing stock-based compensation expense in future periods. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero in the Black-Scholes option valuation model. In addition, we apply an expected forfeiture rate when amortizing our expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise our estimates in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. In the future, as empirical evidence regarding these input estimates are able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.
     Prior to the adoption of SFAS No. 123R, we presented deferred stock-based compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, we reclassified the remaining unamortized balance in deferred stock-based compensation to additional paid-in capital on the balance sheet.
     On October 3, 2005, our Board of Directors approved the acceleration of vesting of approximately 3.2 million “out-of-the-money” unvested common stock options previously awarded to employees and officers under the Company’s stock option plans. The exercise price of common stock options accelerated ranged in price from $8.35 per share to $67.60 per share and had a weighted average exercise price of $10.42 per share. The acceleration of vesting was not conditioned on continued employment or other such restrictions; however, the holders of the common stock options accelerated are required to refrain from selling any shares acquired upon exercise before the date on which the shares to be sold would have vested had the vesting of common stock options not been accelerated. The acceleration of these common stock options eliminated future stock compensation expense we would otherwise have been required to recognize in its consolidated statement of operations with respect to these common stock options upon the adoption of SFAS No. 123R in January 2006.
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
     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of taxable income by jurisdiction and the period over which our deferred tax assets will be recoverable. At March 31, 2006, we have recorded a full valuation allowance against our deferred tax assets, due to uncertainties related to our ability to utilize our deferred tax assets, consisting principally of certain net operating losses carried forward.
     Impairment of Goodwill and Long-Lived Assets. We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, we are required to perform an impairment review of goodwill on at least an annual basis. This impairment review involves a two-step process as follows:
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
     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The amortization expense related to the intangible assets may be accelerated in the future if we reduce the estimated useful life of the intangible assets to determine that an impairment has occurred.
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
     All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities three months or greater are “available for sale” and are considered to be short-term investments. The following table presents the carrying value, which approximates fair value, and related weighted average interest rates for cash equivalents and short-term investments at March 31, 2006 (in thousands):

		Average
	Carrying	Interest
	Value	Rate
Cash equivalents	$35,549	4.62%
Short-term investments	82,814	3.70%

	$118,363	4.06%

     At March 31, 2006, we had no outstanding borrowings.
Foreign Currency Risk
     We develop our software products in the United States for sale in the Americas, Europe and Asia Pacific. Our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. A majority of our revenues are denominated in United States Dollars; however, a strengthening of the United States Dollar could make our software products less competitive in foreign markets. We enter into forward foreign currency contracts to manage the exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward foreign currency contracts with notional amounts totaling approximately $6.6 million at March 31, 2006. The forward foreign currency contracts expire in May 2006 and offset certain foreign currency exposures in the

Euro, British Pound and Australian Dollar. These forward foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, and accordingly, are marked to market and recognized in the consolidated results of operations. The fair value of the liability associated with forward foreign currency contracts recognized in the consolidated financial statements as of March 31, 2006 was $11,000.
     The table below provides information about our forward foreign currency contracts at March 31, 2006. The information is provided in United States Dollar equivalent amounts. The following table presents the notional amounts, at contract exchange rates, and the contractual foreign currency exchange rates expressed as units of the foreign currency per United States Dollar, which in some cases may not be the market convention for quoting a particular currency (in thousands):

		Contract
	Notional	Exchange
	Principal	Rate
Australian Dollars	$710	0.72
Euros	2,853	1.21
British Pounds	3,084	1.74

	$6,647

Estimated fair value of liability	$11

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
Commodity Price Risk
     We did not hold commodity instruments as of March 31, 2006 and have never had such instruments in the past.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including the Interim President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Current Report on Form 10-Q.
     The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Current Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done every quarter so that our conclusions concerning the effectiveness of these controls can be reported in the reports we file or submit under the Exchange Act. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on their evaluation as of March 31, 2006, our Interim President and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Interim President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Our management, including our Interim President and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or fraud. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within Interwoven, Inc. have been detected.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Beginning in 2001, Interwoven, Inc. and certain of our officers and directors and certain investment banking firms, were separately named as defendants in a securities class-action lawsuit filed in the United States District Court Southern District of New York, which was subsequently consolidated with more than 300 substantially identical proceedings against other companies. Similar suits were filed against iManage, Inc., its directors and certain of its officers. The consolidated complaint asserts that the prospectuses for our October 8, 1999 initial public offering, our January 26, 2000 follow-on public offering and iManage’s November 17, 1999 initial public offering, failed to disclose certain alleged actions by the underwriters for the offerings. In addition, the consolidated complaint alleges claims under Section 11 and 15 of the Securities Act of 1933 against iManage and us and certain of iManage’s and our officers and directors. The plaintiff seeks damages in an unspecified amount. In June 2003, following the dismissal of iManage’s and our respective officers and directors from the litigation without prejudice and after several months of negotiation, the plaintiffs named in the consolidated complaint and iManage and Interwoven, together with the other issuers named in those complaints and their respective insurance carriers, agreed to settle the litigation and dispose of any remaining claims against the issuers named in the consolidated complaint, in each case without admitting any wrongdoing. As part of this settlement, iManage’s and our respective insurance carriers have agreed to assume iManage’s and our entire payment obligation under the terms of the settlement. The court has preliminarily approved the proposed settlement and is currently considering whether the settlement should be given final approval. We cannot be reasonably assured, however, that the settlement will be approved by the putative plaintiff classes or finally approved by the District Court.
     We are a party to a varietly of legal proceedings and claims arising in the normal course of business activities, including employment-related lawsuits. While the results of proceedings cannot be predicted with certainty, in our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial condition. However, an unfavorable resolution of a matter could materially affect our consolidated results of operations or financial condition in a particular period.
ITEM 1A. RISK FACTORS
Factors That May Impact Our Business
     We operate in a dynamic and rapidly changing business environment that involves many risks and uncertainties. In Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, we discussed the factors that could cause, or contribute to causing, actual results to differ materially from what we expect or from any historical patterns or trends. These risks include those that we consider to be significant to your decision whether to invest in our common stock at this time. There may be risks that you view differently than we do, and there are other risks and uncertainties that we do not presently know of or that we currently deem immaterial, but that may, in fact, harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose part or all of your investment. While there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, we have updated suck risk factors to the present and provided the revised version of them below. You should consider carefully the following factors, in addition to other information in this Quarterly Report on Form 10-Q, in evaluating our business.
We have incurred losses throughout our operating history and may not be able to achieve consistent profitability.
     Prior to 2005, when we reported net income for the first time on an annual basis, we had incurred operating losses throughout our history. We expect that new rules governing our accounting for stock options which we were required to adopt on January 1, 2006 will increase our expenses by a substantial amount. As a result of this new accounting pronouncement and other items, we again posted a net loss of $1.4 million for the three months ended March 31, 2006. As of March 31, 2006, we had an accumulated deficit of $407.8 million. We must increase both our license and support and service revenues to achieve and sustain profitable operations and positive cash flows. Otherwise, the price of our common stock is likely to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.
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
     The length of our sales cycle – the period between initial contact with a prospective customer and the licensing of our software applications – typically ranges from six to twelve months and can be more than twelve months. In recent quarters, we have experienced a lengthening of our sales cycle partly because we have been successful at selling multiple products to customers that were initially interested in a single product. These kinds of orders are complex and difficult to complete because prospective customers generally consider a number of factors before committing to purchase a suite of products or applications. Prospective customers consider many factors in evaluating our software, and the length of time a customer devotes to evaluation, purchasing and budgeting processes vary significantly from company to company. As a result, we spend a great deal of time and resources informing prospective customers about our solutions and services, incurring expenses that will lower our operating margins if no sale occurs. Even if a customer chooses to buy our software products or services, many factors affect the timing of completion of the transaction as defined under accounting principles generally accepted in the United States of America, which makes our revenues difficult to forecast. These factors include the following:
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
     For the three months ended March 31, 2006 and 2005, we believe that a significant portion of our total revenue was derived from our WorkSite and TeamSite products and related services, and we expect this to be the case in future periods. Accordingly, any decline in the demand for these products or services will have a material and adverse effect on our consolidated financial results.
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
     To increase our sales outside our core vertical markets, for example to large multi-national corporations in manufacturing, telecommunications and governmental entities, requires us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other industries may not need or sufficiently value our products.
The timing of large customer orders may have a significant impact on our consolidated financial results from period to period.
     Our ability to achieve our forecasted quarterly earnings is dependent on receiving a significant number of license transactions in the mid to high six-figure range or possible even transactions in the seven-figure range. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. Because it is difficult for us to accurately predict the timing of large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from anticipated levels. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.
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
     Our support and service revenues represented approximately 62% and 61% of total revenues for the three months ended March 31, 2006 and 2005, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, reduced license revenue is likely to result in lower support and services revenue in the future. Our support agreements generally have a term of one year and are renewable thereafter, generally for one year. Customers may elect not to renew their support agreements or may reduce the license software quantity under their support agreements, in either event reducing our future support revenue. Additionally, demand for these services is affected by competition from independent service providers and systems integrators with knowledge of our software products. Since mid-2000, we have experienced increased competition for professional services engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues may decline.
     For the three months ended March 31, 2006 and 2005, we recognized support revenues of $20.9 million and $18.3 million, respectively. Our support agreements typically have a term of one year and are renewable thereafter for periods generally of one year. Customers may elect not to renew their support agreements, renew their support contracts at lower prices or may reduce the license software quantity under their support agreements, thereby reducing our future support revenue.
We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.
     In the past, we have acquired companies, products or technologies, and we are likely to do so in the future. We may not realize the anticipated benefits of this or any other acquisition and each acquisition has numerous risks. These risks include:
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
     At March 31, 2006, we had $191.6 million in net goodwill and $22.9 million in net other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of these acquired assets from time to time to determine whether the recorded values have been impaired and should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We will continue to perform impairment assessments on an interim basis when indicators exist that suggest that our goodwill or intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.
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
     Our success depends to a significant extent upon the continued contributions of our key management, technical, sales, marketing and consulting personnel, many of whom would be difficult to replace. The loss of one or more of these employees could harm our business. We do not have key person life insurance for any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, consulting and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our area. This makes it difficult to retain our key personnel and to recruit highly qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees. Replacing departing executive officers and key employees can involve organizational disruption and uncertain timing. We are currently searching for a Chief Executive Officer to replace Martin W. Brauns, who retired effective March 31, 2006.
     The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, a new accounting pronouncement, which came into effect on January 1, 2006, requires us to record compensation expense for the fair value of options granted to employees. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.
We have experienced transitions in our management team and our Board of Directors in the past and may continue to do so in the future.
     We have experienced transitions on our Board of Directors and among our executive officers, including the retirement of Martin W. Brauns as Chairman of the Board of Directors effective January 25, 2006 and as our President and Chief Executive Officer effective March 31, 2006. We currently do not have a Chief Executive Officer identified and there is no assurance that we will be able to identify and hire such a person. Even if we are successful at finding and hiring a suitable Chief Executive Officer, leadership transitions can be inherently difficult to manage and may cause some disruption in our business and/or turnover in our workforce or executive team.
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
     Our direct sales force depends, in part, on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. Approximately 65% of our new license orders from customers for the three months ended March 31, 2006 were influenced by or co-sold with our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits and lose our investments in those relationships. In addition, revenues from any strategic partnership, no matter how significant we expect it to be, depend on a number of factors outside our control, are highly uncertain and may vary from period to period. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.
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
     We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the three months ended March 31, 2006 and 2005, revenues from these international operations constituted approximately 35% and 36% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:
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
     At various times since 2001, we have reduced our worldwide workforce in response to declining demand for our products and to integrate businesses acquired. In connection with these activities, we relocated offices and abandoned facilities in the San Francisco Bay Area; Chicago, Illinois; New York, New York; Boston, Massachusetts; Austin, Texas and several locations internationally. As a result, we are continuing to pay for facilities that we are not using and have no future plans to use. At March 31, 2006, we have an accrual for excess facilities of $14.8 million, which is net of anticipated sublease income of $2.6 million and a present value discount of $131,000. If the commercial real estate market deteriorates, if our anticipated sublease income is not realized or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of sublease income in the future which may be material to our consolidated financial condition and results of operations.
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
We are now required to account for stock-based compensation using the fair value method, and it will significantly increase our compensation costs and increase our net loss.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of compensation expense in the consolidated statement of operations. We were required to adopt the provisions of this statement beginning January 1, 2006 and, in the period ended March 31, 2006, we incurred an additional $854,000 in stock compensation expense related to this pronouncement. As the computation of stock compensation expense under SFAS No. 123R is complex and subject to a number of factors outside of our control, the amount of our ongoing costs for stock compensation is difficult to predict. We believe, however, that SFAS No. 123R will have a significant adverse impact on our consolidated statements of operations.
We might not be able to protect and enforce our intellectual property rights, a loss of which could harm our business.
     We depend upon our proprietary technology and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual restrictions to protect it. We currently have 32 issued United States patents and 35 foreign patents, as well as several United States and foreign patents pending approval. These patents may not offer us meaningful product differentiation or market exclusivity because there are alternative processes available or prospective customers do not assign material value to the unique capabilities inherent in the patented processes. It is possible that patents will not be issued from our currently pending applications or any future patent application we may file. We also have restricted customer access to our source code and require all employees enter into confidentiality and invention assignment agreements. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources that could have a material adverse effect on our business, operating results and financial condition.
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

ITEM 6. EXHIBITS

Exhibit No.	Description

10.01	Separation agreement and release between Registrant and Martin W. Brauns (incorporated by reference to Exhibit 10.19 to Registrant’s annual report on Form 10-K, filed with the Commission on March 13, 2006).

10.02†	2006 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.22 to Registrant’s annual report on Form 10-K, filed with the Commission on March 13, 2006).

10.03†	2006 Compensation Plan for Steven J. Martello (incorporated by reference to Exhibit 10.23 to Registrant’s annual report on Form 10-K, filed with the Commission on March 13, 2006).

31.01	Certification of the Interim President pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Interim President pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, County of Santa Clara, State of California, on the 10th day of May 2006.

INTERWOVEN, INC. (Registrant)

By:	/s/ SCIPIO M. CARNECCHIA

Scipio M. Carnecchia
Interim President

/s/ JOHN E. CALONICO, JR.

John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.
EXHIBIT INDEX
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2006

Number	Exhibit Title

10.01	Separation agreement and release between Registrant and Martin W. Brauns (incorporated by reference to Exhibit 10.19 to Registrant’s annual report on Form 10-K, filed with the Commission on March 13, 2006).

10.02†	2006 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.22 to Registrant’s annual report on Form 10-K, filed with the Commission on March 13, 2006).

10.03†	2006 Compensation Plan for Steven J. Martello (incorporated by reference to Exhibit 10.23 to Registrant’s annual report on Form 10-K, filed with the Commission on March 13, 2006).

31.01	Certification of the Interim President pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Interim President pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.