Form 10-Q
period 2006-06-30
INTERWOVEN INC
filed 2006-08-08
CIK 1042431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $0.001 par value per share	42,813,000 shares

INTERWOVEN, INC.

		Page No.
PART I.	FINANCIAL STATEMENTS

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets June 30, 2006 and December 31, 2005	2

	Condensed Consolidated Statements of Operations Three and six months ended June 30, 2006 and 2005	3

	Condensed Consolidated Statements of Cash Flows Three and six months ended June 30, 2006 and 2005	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	47

	Signatures	48

	Exhibit Index	49
EXHIBIT 3.01
EXHIBIT 10.01
EXHIBIT 10.02
EXHIBIT 10.03
EXHIBIT 10.04
EXHIBIT 10.05
EXHIBIT 31.01
EXHIBIT 31.02
EXHIBIT 32.01
EXHIBIT 32.02

PART I: FINANCIAL STATEMENTS
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
INTERWOVEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(1)
Assets

Current assets:
Cash and cash equivalents	$60,312	$73,618
Short-term investments	86,231	63,581
Accounts receivable, net	33,466	31,542
Prepaid expenses and other current assets	5,870	5,193

Total current assets	185,879	173,934
Property and equipment, net	5,163	5,044
Goodwill	191,595	191,595
Other intangible assets, net	18,474	25,527
Other assets	2,668	2,506

Total assets	$403,779	$398,606

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,870	$4,491
Accrued liabilities	25,745	22,198
Restructuring and excess facilities accrual	7,214	7,266
Deferred revenues	56,308	54,010

Total current liabilities	94,137	87,965

Accrued liabilities	2,290	2,761
Restructuring and excess facilities accrual, less current portion	5,140	9,681

Total liabilities	101,567	100,407

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 125,000 shares authorized; 42,794 and 42,386 shares issued and outstanding, respectively	43	42
Additional paid-in capital	708,519	705,908
Deferred stock-based compensation	—	(1,002)
Accumulated other comprehensive loss	(294)	(359)
Accumulated deficit	(406,056)	(406,390)

Total stockholders’ equity	302,212	298,199

Total liabilities and stockholders’ equity	$403,779	$398,606

(1)	Derived from audited consolidated financial statements
See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
License	$18,508	$14,666	$36,077	$31,083
Support and service	30,521	26,368	59,410	52,436

Total revenues	49,029	41,034	95,487	83,519

Cost of revenues:
License	4,417	3,342	8,589	6,830
Support and service	12,327	10,227	24,184	20,256

Total cost of revenues	16,744	13,569	32,773	27,086

Gross profit	32,285	27,465	62,714	56,433

Operating expenses:
Sales and marketing	19,168	16,671	37,569	33,999
Research and development	8,528	7,842	17,082	16,010
General and administrative	3,791	3,122	9,051	6,730
Amortization of intangible assets	828	782	1,656	1,638
Restructuring and excess facilities recoveries	(591)	(303)	(928)	(633)

Total operating expenses	31,724	28,114	64,430	57,744

Income (loss) from operations	561	(649)	(1,716)	(1,311)
Interest income and other, net	1,531	908	2,805	1,621

Income before provision for income taxes	2,092	259	1,089	310
Provision for income taxes	315	325	755	625

Net income (loss)	$1,777	$(66)	$334	$(315)

Basic net income (loss) per common share	$0.04	$(0.00)	$0.01	$(0.01)

Shares used in computing basic net income (loss) per common share	42,629	41,635	42,529	41,386

Diluted net income (loss) per common share	$0.04	$(0.00)	$0.01	$(0.01)

Shares used in computing diluted net income (loss) per common share	43,350	41,635	43,210	41,386

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$334	$(315)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,859	1,828
Stock-based compensation expense	1,419	793
Amortization of intangible assets and purchased technology	8,775	7,088
Change in allowances for doubtful accounts and sales returns	(157)	(175)
Changes in operating assets and liabilities:
Accounts receivable	(1,767)	3,273
Prepaid expenses and other	(1,073)	1,792
Accounts payable and accrued liabilities	3,323	(2,705)
Restructuring and excess facilities accrual	(4,593)	(4,718)
Deferred revenues	2,298	710

Net cash provided by operating activities	10,418	7,571

Cash flows from investing activities:
Purchases of property and equipment	(1,978)	(1,779)
Purchases of investments	(81,388)	(67,295)
Maturities and sales of investments	59,030	91,842
Acquisition of technology	(1,590)	—

Net cash provided by (used in) investing activities	(25,926)	22,768

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,195	4,386

Net cash provided by financing activities	2,195	4,386

Effect of exchange rates	7	58

Net increase (decrease) in cash and cash equivalents	(13,306)	34,783
Cash and cash equivalents at beginning of period	73,618	22,466

Cash and cash equivalents at end of period	$60,312	$57,249

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Interwoven, Inc. (“Interwoven” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results for the entire year or for any other period.
     As discussed later in this Note 1, the Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective transition method. The Company’s income from operations for the three and six months ended June 30, 2006 includes $565,000 and $1.4 million, respectively, in stock-based compensation expense from stock options and the Company’s Employee Stock Purchase Plan (“ESPP”). Since the Company elected to use the modified prospective transition method, the consolidated results of operations have not been restated for prior periods. In accordance with Staff Accounting Bulletin No. 107, the Company reclassified expenses associated with the amortization of stock-based compensation which had previously been recorded in a single line item in operating expenses in the Company’s consolidated statement of operations into their functional categories.
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
     All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with SFAS No. 52, Foreign Currency Translation, the Company recorded an unrealized gain (loss) due to foreign currency translation of $164,000 and ($141,000) for the three months ended June 30, 2006 and 2005, respectively, and $7,000 and $58,000 for the six months ended June 30, 2006 and 2005, respectively.
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

     Revenue Recognition
     Revenue consists principally of perpetual software licenses, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized for the delivered elements in a multiple element arrangement provided vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. VSOE of fair value of support and other services is based on the Company’s customary pricing for such support and services when sold separately. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the residual fee attributable to the elements initially delivered (i.e., software product) when the basic criteria in SOP 97-2 have been met. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the support and professional services components including consulting and training services of its perpetual license arrangements. The Company sells its professional services separately and has established VSOE on this basis. VSOE for support is determined based upon the customer’s annual renewal rates for this element. Accordingly, assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from support services is recognized ratably over its respective support period. If such evidence of fair value for each undelivered element does not exist, all revenue is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.
     Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.
     Persuasive evidence of an arrangement exists. The Company determines that persuasive evidence of an arrangement exists with respect to a customer when it has a written contract, which is signed by both the customer and the Company, or a valid purchase order from the customer and the customer agrees or has previously agreed to a license arrangement with the Company.
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

     Support and service revenues consist of professional services and support fees. The Company’s professional services, which are comprised of software installation and integration, business process consulting and training, are, in almost all cases, not essential to the functionality of its software products. The Company’s products are fully functional upon delivery and do not require any significant modification or alteration for customer use. Customers purchase professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.
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
     The Company’s short-term investments are classified as “available for sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, market auction rate preferred and United States government agency securities. Realized gains and losses are calculated using the specific identification method. There were no realized gains (losses) for the three and six months ended June 30, 2006 and 2005, respectively. For the three months ended June 30, 2006 and 2005, unrealized gains totaled $43,000 and $126,000, respectively, and for the six months ended June 30, 2006 and 2005, unrealized gains (losses) totaled $58,000 and ($102,000). Unrealized gains and losses are included as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.
     Allowance for Doubtful Accounts
     The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2006 and December 31, 2005, the Company’s allowance for doubtful accounts was $574,000 and $779,000, respectively.
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

At June 30, 2006 and December 31, 2005, the Company’s allowance for sales returns was $368,000 and $321,000, respectively.
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
     The Company derived a significant portion of total revenue in the three and six months ended June 30, 2006 and 2005 from its Web content management and collaborative document management products and services. The Company expects that these products will continue to account for a significant portion of its revenues in future periods.
     Interwoven relies on software licensed from third parties, including software that is integrated with internally developed software. These software license agreements expire on various dates from 2006 to 2010 and the majority of these agreements are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If the Company cannot renew these licenses, shipments of its products could be delayed until equivalent software could be developed or licensed and integrated into its products. These types of delays could seriously harm the Company’s business. In addition, the Company would be seriously harmed if the providers from whom the Company licenses its software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to the Company on commercially reasonable terms or at all.
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
     At June 30, 2006 and December 31, 2005, the notional equivalent of forward foreign currency contracts aggregated $9.0 million and $5.8 million, respectively. The unrealized losses associated with forward foreign currency contracts recognized in the consolidated financial statements as of June 30, 2006 and 2005 were ($25,000) and ($17,000), respectively. The forward contracts outstanding as of June 30, 2006 are scheduled to expire in September 2006.
     Income Taxes
     The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and carryforwards of net operating losses and tax credits. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.
     Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. The Company calculates and provides for income taxes in each of the tax jurisdictions in which it operates. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. The estimates could differ from actual results and impact the future results of its operations.
     The effective tax rate for the six months ended June 30, 2006 was calculated based on the results of operations for the six months ended June 30, 2006, and does not reflect an annual effective tax rate. Since the Company cannot consistently predict the future operating income, or in which jurisdiction it will be located, the Company is not using an annual effective tax rate to apply to the operating income for the six-month period ended June 30, 2006.

     Stock-based Compensation
     At June 30, 2006, the Company had five stock-based compensation plans. Effective January 1, 2006, the Company adopted SFAS No. 123R, using the modified prospective transition method. As a result, the Company began to include stock-based compensation in its consolidated statements of operations starting with the quarter ended March 31, 2006.
Note 2. Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed using the weighted average number of outstanding shares of common stock during the period. Dilutive net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method.
Note 3. Comprehensive Income (Loss)
     For the three and six months ended June 30, 2006 and 2005, the components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$1,777	$(66)	$334	$(315)
Other comprehensive income (loss):
Translation adjustment*	164	(141)	7	58
Unrealized gain (loss) on available-for-sale investments*	43	126	58	(102)

Comprehensive income (loss)	$1,984	$(81)	$399	$(359)

     Accumulated other comprehensive loss as of June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Unrealized loss on available-for-sale investments *	$(310)	$(368)
Cumulative translation adjustment *	16	9

	$(294)	$(359)

*	The tax effect on translation adjustments and unrealized gain (loss) has not been significant.
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

Note 5. Stock-Based Compensation
     SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options and restricted stock units, using a fair value-based method, and requires the recording of such expense in the Company’s consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123, Accounting for Stock-Based Compensation, are no longer an alternative to financial statement recognition. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, in which compensation cost was recognized for three and six months ended June 30, 2006 (a) based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R for all share-based payments granted on or after January 1, 2006 and (b) based on the grant date fair value estimated in accordance with original provisions of SFAS No. 123, adjusted for estimated pre-vesting forfeitures, for all awards granted to employees prior to but remaining unvested as of January 1, 2006.
     The 1999 Equity Incentive Plan (the “1999 Plan”) permits the award of options, restricted stock and stock bonuses. There were a total of 1.4 million shares authorized and available for new grants under the 1999 Plan at June 30, 2006. Options granted under this plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.
     Options under the 1999 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Company’s Board of Directors, provided, however, that (i) the exercise price of an incentive stock option may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 1999 Plan typically vest over four years based on continued service.
     The 2000 Stock Incentive Plan (the “2000” Plan) permits the award of options and restricted stock. There were a total of 1.3 million shares authorized and available for new grants under the 2000 Plan at June 30, 2006. Options granted under this plan may only be nonqualified stock options. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.
     Options under the 2000 Plan may be granted for periods of up to ten years and at prices no less than par value of the shares on the date of grant. Options granted under the 2000 Plan typically vest over four years based on continued service. Restricted stock under the 2000 Plan may be granted with purchase prices no less than par value of the shares on the date of grant.
     On June 8, 2006, the Board of Directors approved an amendment to the 1999 Plan and the 2000 Plan to provide for the grant of restricted stock units. Restricted stock units are securities that represent the right to receive shares of the common stock of the Company on a one share for one unit basis on the settlement date, which will be the applicable vesting date for each restricted stock unit. Restricted stock units granted under the 1999 Plan and the 2000 Plan typically vest over four years based on continued service.
     Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. In addition, the Company maintains the 1999 Employee Stock Purchase Plan under which 766,000 shares were authorized and available for purchase at June 30, 2006. The 1999 Equity Incentive Plan, the 2000 Stock Incentive Plan, the predecessor plans and the ESPP are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

     The following table summarizes the stock-based compensation expense for stock options and purchases under the ESPP that the Company recorded in accordance with SFAS No. 123R for the three months and six months ended June 30, 2006:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of revenues	$137	$337
Sales and marketing	237	615
Research and development	158	360
General and administrative	33	107

	$565	$1,419

     Prior to the adoption of SFAS No. 123R, the Company presented deferred stock-based compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, on January 1, 2006, the Company reclassified the remaining unamortized balance in deferred stock-based compensation to additional paid-in capital on the balance sheet.
     With the adoption of SFAS No. 123R, the Company elected to amortize stock-based compensation for stock options granted on or after the adoption of SFAS No. 123R on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire stock option. For stock options granted prior to January 1, 2006, stock-based compensation is amortized on an accelerated basis, which is consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.
     Valuation and Amortization Method. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. For options granted prior to January 1, 2006, the Company estimated the fair value of options granted using the Black-Scholes option valuation model and a multiple option award approach. The fair value for these options is amortized on an accelerated basis. For options granted on or after January 1, 2006, the Company estimated the fair value using the Black-Scholes option valuation model and a single option award approach. The fair value for these options is amortized on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.
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
     Risk-Free Interest Rate. The risk-free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.
     Dividends. The Company has never paid cash dividends on its common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.
     Forfeitures. The Company used historical data to estimate pre-vesting option forfeitures. As required by SFAS No. 123R, the Company recorded stock-based compensation only for those options that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.
     The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected life from grant date of option (in years)	3.3	1.8-5.0	3.3	1.8-5.0
Risk-free interest rate	4.9%-5.1%	3.6%-4.0%	4.4%-5.1%	3.2%-4.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	48.0%-48.7%	46.1%-69.0%	48.0%-59.5%	46.1%-70.9%
Weighted average expected volatility	48.3%	58.3%	48.7%	62.0%

The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Expected life from grant date of ESPP (in years)	0.5	0.5–2.0	0.5	0.5- 2.0
Risk-free interest rate	4.9%-5.2%	1.0%-2.6%	4.8%-5.2%	1.0%-2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	32.3%	45.0%-83.2%	32.3%	45.0%-83.2%
Weighted average expected volatility	32.3%	52.6%	32.3%	52.6%
     Stock Option Activity
     A summary of stock option activity under all stock-based compensation plans during the six months ended June 30, 2006 is presented below (in thousands except per share amounts and remaining contractual term):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual-	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2006	10,045	$18.36
Granted	443	9.33
Exercised	(227)	6.14
Forfeited or expired	(2,338)	25.77

Outstanding at June 30, 2006	7,923	$16.02	7.04	$5,045

Exercisable at June 30, 2006	6,595	$17.60	6.73	$4,129

     The estimated weighted average fair value of options granted under the stock option plans during the six months ended June 30, 2006 was $3.63. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $744,000 and $2.4 million, respectively.
     During the three months ended June 30, 2006, the Company granted 698,500 restricted stock units, all of which were unvested as of June 30, 2006. The weighted average grant date fair value of the restricted stock units was $8.59 per share.
     The Company recorded $565,000 and $1.4 million in stock-based compensation expense for stock options, restricted stock units and purchases under the ESPP for the three and six months ended June 30, 2006, respectively. As of June 30, 2006, there was $6.6 million of total unrecognized compensation cost related to non-vested stock-

based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.6 years.
     The Company received $1.7 million and $2.2 million in cash from option exercises under all stock-based payment arrangements and employee stock purchase plan for the three and six months ended June 30, 2006 respectively.
     Comparable Disclosures
     Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25 and elected to adopt the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost for stock options was measured as the difference, if any, between the market price on the date of grant and the exercise price of the option. The resulting stock-based compensation was amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach was consistent with the method described in FIN No. 28.
     For the three and six months ended June 30, 2005, had the Company accounted for stock-based compensation cost based on the fair value at the grant date, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss:
As reported	$(66)	$(315)
Stock-based employee compensation included in net loss as reported, net of related tax *	283	793
Stock-based employee compensation using the fair value method, net of related tax *	(3,147)	(6,786)

Pro forma net loss	$(2,930)	$(6,308)

Basic and diluted net loss per common share:
As reported	$(0.00)	$(0.01)
Pro forma	$(0.07)	$(0.15)

*	The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance.
Note 6. Goodwill and Intangible Assets
     The carrying amounts of the goodwill and other intangible assets as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$44,103	$(32,904)	$11,199	$42,381	$(26,783)	$15,598
Patents and patent applications	4,506	(3,883)	623	4,506	(3,152)	1,354
Customer list	12,831	(7,929)	4,902	12,831	(6,272)	6,559
Existing contract	251	(126)	125	251	(120)	131
Non-compete agreements	9,009	(7,384)	1,625	9,009	(7,124)	1,885

Other intangible assets	$70,700	$(52,226)	18,474	$68,978	$(43,451)	25,527

Goodwill			191,595			191,595

			$210,069			$217,122

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The aggregate amortization expense of intangible assets was $4.4 million and $3.5 million for three months ended

June 30, 2006 and 2005, respectively, and $8.8 million and $7.1 million for six months ended June 30, 2006 and 2005, respectively. Of the $4.4 million in amortization of intangible assets recorded in the three months ended June 30, 2006, $3.6 million was recorded in cost of license revenues and $828,000 was recorded in operating expenses. Of the $3.5 million in amortization of intangible assets recorded in the three months ended June 30, 2005, $2.7 million was recorded in cost of license revenues and $782,000 was recorded in operating expenses. Of the $8.8 million in amortization of intangible assets for the six months ended June 30, 2006, $7.1 million was recorded in cost of license revenues and $1.7 million was recorded as operating expenses. Of the $7.1 million in amortization of intangible assets for the six months ended June 30, 2005, $5.5 million was recorded in cost of license revenues and $1.6 million was recorded as operating expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $7.8 million in the remaining six months of 2006, $7.3 million in 2007, $2.9 million in 2008 and $445,000 in 2009.
Note 7. Restructuring and Excess Facilities
     The Company implemented a series of restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.
     Workforce Reductions
     In the three months ended June 30, 2006, the Company resolved the remaining outstanding matter relating to a prior workforce reduction, paying $12,500 in the final settlement. In the three months ended March 31, 2006, certain outstanding matters associated with an employee termination were resolved and, accordingly, the Company reversed $15,000 of the previously recorded restructuring accrual related to litigation exposure and expected legal costs.
     Excess Facilities
     During the three months ended June 30, 2006, the Company entered into an extension of an existing sublease agreement for one of its excess facilities located in the San Francisco Bay Area, resulting in a change in the Company’s estimate of expected sublease income. Accordingly, the Company reversed $630,000 of the previously recorded restructuring accrual. In addition, the Company recorded $39,000 of additional restructuring expense to accrete the remaining excess facilities obligations to their present values in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. During the three months ended March 31, 2006, the Company reversed $377,000 of the previously recorded restructuring accrual as a result of revisions to estimated operating expenses for certain of its previously abandoned facilities. The Company recorded $55,000 in the three months ended March 31, 2006 associated with the accretion of discounted future lease payments associated with facilities leases.
     At June 30, 2006, the Company had $12.4 million accrued for excess facilities, which is payable through 2010. This accrual includes minimum lease payments of $13.4 million and estimated operating expenses of $2.2 million offset by estimated sublease income of $3.2 million and the present value discount of $89,000 recorded in accordance with SFAS No. 146. The facilities costs were estimated as of June 30, 2006. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. Those facilities that are not subleased are being marketed for sublease and are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could materially affect the Company’s consolidated financial condition and results of operations.
     The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

Excess
Years Ending December 31,	Facilities
2006 (remaining six months)	$3,566
2007	5,398
2008	1,503
2009	1,080
2010	896

12,443
Present value discount of future lease payments	(89)

$12,354

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

		Non-Cancelable
		Lease
	Workforce	Commitments
	Cost	and Other	Total
Balance at December 31, 2005	$34	$16,913	$16,947
Restructuring and excess facilities recoveries	(15)	(1,007)	(1,022)
Accretion of restructuring obligations to present value	—	94	94
Cash payments	(19)	(3,646)	(3,665)

Balance at June 30, 2006	$—	$12,354	$12,354

Note 8. Borrowings
     The Company entered into a line of credit agreement in August 2001 with a financial institution, which was subsequently amended in July 2005. The amended line of credit provides for borrowings up to $16.0 million. Borrowings under the line of credit agreement are secured by cash, cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 8.25% at June 30, 2006, or 1.5% above LIBOR in effect on the first day of the term. The line of credit is primarily used as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At June 30, 2006 and December 31, 2005, there were no borrowings under this line of credit agreement. This line of credit agreement expired in July 2006 and the Company entered into a new line of credit with the same financial institution that provided the previous line of credit. The new line of credit provides for borrowings of up to $13.0 million on terms similar to the previous line of credit and expires in July 2007.
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
     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of June 30, 2006 and December 31, 2005, the Company does not have or require an accrual for product or service warranties.
     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at June 30, 2006 and December 31, 2005.
Note 10. Interest Income and Other, Net
     Interest income and other, net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income	$1,471	$908	$2,806	$1,662
Foreign currency gain	105	50	91	29
Other	(45)	(50)	(92)	(70)

	$1,531	$908	$2,805	$1,621

Note 11. Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income taxes – an interpretation of FAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for years beginning after December 15, 2006. The Company is assessing the impact, if any, on its consolidated results of operations, financial position and cash flows.
     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. SFAS No. 154 is effective beginning with the Company’s first quarter of 2006. The Company does not expect the adoption of SFAS No. 154 will have a material impact on its consolidated results of operations or financial position.
Note 12. Contingencies
     The Company leases its main office facilities in Sunnyvale, California and various sales offices in North America, Europe and Asia Pacific under non-cancelable operating leases, which expire at various times through July 2016. Future minimum lease payments under non-cancelable operating leases, as of June 30, 2006, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments
2006 (remaining six months)	$5,217	$3,670	$8,887
2007	7,122	5,498	12,620
2008	2,339	1,973	4,312
2009	1,083	1,258	2,341
2010	952	1,049	2,001
After 2010	5,645	—	5,645

	$22,358	$13,448	$35,806

     Of these future minimum lease payments, the Company has accrued $12.4 million in the restructuring and excess facilities accrual at June 30, 2006. This accrual also included estimated operating expenses and sublease commencement costs of $2.2 million and was net of estimated sublease income of $3.2 million and a present value discount of $89,000.
     At June 30, 2006, the Company had $12.1 million outstanding under standby letters of credit with financial institutions, which are secured by cash, cash equivalents and short-term investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.
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

     The following table presents geographic information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
United States of America	$29,499	$28,238	$59,744	$55,528
United Kingdom	10,045	3,988	15,318	9,906
Other Geographies	9,485	8,808	20,425	18,085

	$49,029	$41,034	$95,487	$83,519

			June 30,	December 31,
			2006	2005
Long-lived assets (excluding goodwill):
United States of America			$22,260	$29,822
International			1,377	749

			$23,637	$30,571

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
License	$18,508	$14,666	$36,077	$31,083
Customer support	21,154	18,997	42,080	37,317
Consulting	8,032	6,190	14,775	12,762
Training	1,335	1,181	2,555	2,357

	$49,029	$41,034	$95,487	$83,519

     No customer accounted for more than 10% of the total revenues for the three and six months ended June 30, 2006 and 2005. At June 30, 2006 and December 31, 2005, no single customer accounted for more than 10% of the outstanding accounts receivable balance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “anticipates,” “expects,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, expectations regarding customer spending patterns, trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ materially from expectations include those set forth in the following discussion, and, in particular, the risks discussed below under Part II, Item 1A, Risk Factors, and under Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K and in our subsequent filings with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
Overview
     Incorporated in March 1995, we are an enterprise software company that serves the enterprise content management (“ECM”) market by providing software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code across the enterprise and its value chain of customers, partners and suppliers. Our industry-specific solutions enable organizations to unify people, content and processes to minimize business risk, accelerate time-to-value and sustain lower total cost of ownership. Interwoven’s customers have deployed our products for business initiatives such as improving customer experience, streamlining information technology processes, enabling greater compliance and more. To date, more than 3,600 enterprises and professional services organizations worldwide have licensed our software solutions and products. We had 768 employees as of June 30, 2006.
     We operate in a single segment: the design, development and marketing of enterprise content management software solutions. Our goal is to be the leading provider of ECM software solutions. We are focused on generating profitable and sustainable growth through internal research and development, licensing from third parties, and acquisitions of companies with complementary products and technologies.
     Our revenues are derived from software licenses, customer support and professional services. We license our software to businesses, professional services organizations and government agencies generally on a non-exclusive and perpetual basis. The growth in our software license revenues is affected by the strength of general economic and business conditions, customer budgetary constraints and the competitive position of our software solutions. Software licenses revenues are also affected by long, unpredictable sales cycles and, therefore, are very difficult to forecast from period to period. Our consolidated results of operations have been impacted in recent periods by long product evaluation periods, protracted contract negotiations and multiple authorization requirements of our customers, which we believe are experiences that reflect the general trend in the highly fragmented and intensely competitive ECM market. While we have taken steps to mitigate the effects of these forces, we expect that our consolidated results of operations will continue to be affected by these factors for the foreseeable future.
     Customer support revenues are primarily influenced by the amount of new support contracts sold in connection with the sale of new software licenses and the renewal rate of existing support contracts. Customers that purchase new software licenses usually purchase support contracts and renew their support contracts annually. We believe that support contract purchase and renewal rates may be affected by the fact that our support contracts entitled customers to unspecified product upgrades and technical support during the support period. Professional services consist of software installation and integration, training and business process consulting. Professional services are predominately billed on a time-and-materials basis and we recognize revenues when the services are performed. Professional services revenues are influenced primarily by the number of professional services engagements sold in connection with software license sales and the customers use of third party services providers.

     Because our products are complex and involve a consultative sales model, our strategy is to market and sell our products and services primarily through a direct sales force located within and outside of the United States of America. We look to augment those efforts through relationships with technology vendors, professional services firms, systems integrators and other strategic partners. Our sales efforts are targeted to senior executives and personnel who are responsible for managing an enterprise’s information technology initiatives. Our primary method of demand generation is through our direct sales force and strategic relationships. Our direct sales force is responsible for managing customer relationships and opportunities and is supported by product, marketing and service specialists.
     In the ever-changing and increasingly complex and competitive information technology environment, we believe product differentiation will be a key to market leadership. Thus, our strategy is to continually work to enhance and extend the features and functionality of our existing products and develop new and innovative solutions for our domestic and international customers. We expect to continue to devote substantial resources to our research and development activities.
     We are focused on improving our operating margins by increasing our revenues and actively managing our expenses through improved productivity and utilization of economies of scale in our business. As a significant portion of our expenses are employee-related, we carefully manage our headcount from period to period. We also look to improve our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. Additionally, we pay close attention to other costs, including facilities and related expense, professional fees and promotional expenses, which are each significant components of our expense structure.
     Our acquisition or external growth strategy is an important element of our overall strategy. We seek to identify acquisition opportunities that will enhance the features and functionality of our existing products, provide new products and technologies to sell to our installed base of customers or enter adjacent markets. In evaluating these opportunities, we consider both time to market and potential market share gains. We have completed a number of acquisitions in the past, and we may acquire other technologies, products and companies in the future.
Results of Operations
     Over the past several years, we have focused on expanding our product offerings into the enterprise content management (“ECM”) market, adding through acquisitions products and solutions with digital asset management, collaborative document management, records management, content publishing and financial services vertical market capabilities.
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

Revenues
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
License	$18,508	$14,666	26%	$36,077	$31,083	16%
Percentage of total revenues	38%	36%		38%	37%
Support and service	30,521	26,368	16%	59,410	52,436	13%
Percentage of total revenues	62%	64%		62%	63%

	$49,029	$41,034	19%	$95,487	$83,519	14%

     Total revenues increased 19% to $49.0 million for the three months ended June 30, 2006 from $41.0 million for the three months ended June 30, 2005. Sales outside of the United States of America represented 40% and 31% of our total revenues for the three months ended June 30, 2006 and 2005, respectively. We believe the increase as a percentage of total revenue was primarily the result of increased sales to customers in Europe and Asia. Total revenues increased 14% to $95.5 million for the six months ended June 30, 2006 from $83.5 million for the six months ended June 30, 2005. We believe that the increase in revenues in three and six months ended June 30, 2006 was attributable to higher customer spending in Europe and to a lesser degree Asia and the United States of America. We expect that many of our prospects and customers will remain cautious in their information technology spending initiatives during the remainder of 2006 and that our sales cycles and revenues will continue to be affected by this behavior. In addition, we believe that a decrease in spending on information technology initiatives and the effect of longer sales cycles could adversely affect our business for the foreseeable future and, to the extent that any improvement has occurred or occurs in either the information technology spending environment or sales cycles, such improvements may not be sustained in future periods.
     License. License revenues increased 26% to $18.5 million for the three months ended June 30, 2006 from $14.7 million for the three months ended June 30, 2005. License revenues represented 38% and 36% of total revenues for the three months ended June 30, 2006 and 2005, respectively. We believe that the increase in license revenues for the three months ended June 30, 2006 over the same period in 2005 was primarily due to higher license revenues in all of our geographic regions. We had one license transaction exceeding $1.0 million in the three months ended June 30, 2006, and no license transaction of $1.0 million or greater in the same period of 2005. Our average selling prices were $189,000 and $142,000 for the three months ended June 30, 2006 and 2005, respectively, for transactions in excess of $50,000 in aggregate license revenues. License revenues increased 16% to $36.1 million for the six months ended June 30, 2006 from $31.1 million in the same period in 2005. We believe that the increase in license revenues for the six months ended June 30, 2006 over the prior year was attributable to higher customer spending in all of our geographic regions. License revenues represented 38% and 37% of total revenues for the six months ended June 30, 2006 and 2005, respectively.
     Support and Service. Support and service revenues increased 16% to $30.5 million for the three months ended June 30, 2006 from $26.4 million for the three months ended June 30, 2005. The increase in support and service revenues was primarily the result of a $2.2 million increase in customer support revenues from a larger installed base of customers and customer follow-on orders and a $1.8 million increase in consulting services revenues. Support and service revenues accounted for 62% and 64% of total revenues for the three months ended June 30, 2006 and 2005, respectively. Support and service revenues increased 13% to $59.4 million for the six months ended June 30, 2006 from $52.4 million for the six months ended June 30, 2005. The increase in support and service revenues was primarily the result of a $4.8 million increase in customer support revenues from a larger installed base of customers and customer follow-on orders and a $2.0 million increase in consulting services revenues. Support and service revenues accounted for 62% and 63% of total revenues for the six months ended June 30, 2006 and 2005, respectively.

Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
License	$4,417	$3,342	32%	$8,589	$6,830	26%
Percentage of total revenues	9%	8%		9%	8%
Percentage of license revenues	24%	23%		24%	22%
Support and service	12,327	10,227	21%	24,184	20,256	19%
Percentage of total revenues	25%	25%		25%	24%
Percentage of support and service revenues	40%	39%		41%	39%

	$16,744	$13,569	23%	$32,773	$27,086	21%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 9% and 8% of total revenues for the three months ended June 30, 2006 and 2005, respectively. The increase in cost of license revenues in absolute dollars and as a percentage of revenues for the three months ended June 30, 2006 from the same period in 2005 was attributable primarily to a $897,000 increase in amortization of purchased technology and a $135,000 increase in royalties due to third parties. The increase in amortization of purchased technology is attributable to the intangible assets acquired in the acquisition of Scrittura, Inc. in August 2005. Cost of license revenues represented 9% and 8% of total revenues for the six months ended June 30, 2006 and 2005, respectively. The increase in cost of license revenues in absolute dollars and as a percentage for the six months ended June 30, 2006 from the same period in 2005 was primarily attributable to a $1.7 million increase in amortization of purchased technology.
     Based solely on acquisitions completed through the six months ended June 30, 2006 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $6.2 million for the remaining six months of 2006, $4.3 million in 2007, $2.6 million in 2008 and $445,000 for 2009. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded in our software are under fixed-fee arrangements.
     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with furnishing product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 21% from $10.2 million to $12.3 million in the three months ended June 30, 2006 from the same period in 2005. The increase in cost of support and service revenues in the three months ended June 30, 2006 from the same period in 2005 was due primarily to a $1.1 million increase in personnel related costs, resulting primarily from additional headcount, and higher subcontractor fees of $691,000 as a result of the increased usage of outside consulting firms to supplement our current services capacity. Cost of support and service revenues represented 40% and 39% of support and service revenues for the three months ended June 30, 2006 and 2005, respectively. The increase in cost of support and service revenues as a percentage of its related revenues was primarily attributable to an increase in consulting services and training revenues as a percentage of total support and service revenues, as consulting services and training revenues generally have lower gross margins than support revenues. Cost of support and service revenues increased 19% to $24.2 million for the six months ended June 30, 2006 from $20.2 million for the same period in 2005. The increase in cost of support and service revenues in the six months ended June 30, 2006 from the same period in 2005 was due primarily to a $2.2 million increase in personnel related costs, resulting primarily from additional headcount, higher subcontractor fees of $678,000 as a result of the increased usage of outside consulting firms to supplement our current services capacity and a $350,000 increase in travel expenses attributable to higher levels of activity in our consulting services engagements. Cost of support and service revenues represented 41% and 39% of support and service revenues in the six months ended June 30, 2006 and 2005, respectively. The increase in cost of support and service revenues as a percentage of its related revenues was primarily attributable to an increase in consulting services and training revenues as a percentage of total support and service revenues, as consulting services and training revenues generally have lower gross margins than support revenues. Support and service headcount was 215 and 195 at June 30, 2006 and 2005, respectively.
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
Operating Expenses
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Sales and marketing	$19,168	$16,671	15%	$37,569	$33,999	10%
Percentage of total revenues	39%	41%		39%	41%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased 15% to $19.2 million for the three months ended June 30, 2006 from $16.7 million for the three months ended June 30, 2005. The increase in sales and marketing expenses in the three months ended June 30, 2006 from the same period in 2005 was due primarily to a $1.8 million increase in commissions as a result of higher license revenue and a $476,000 increase in personnel costs. Sales and marketing expenses increased 10% to $37.6 million for the six months ended June 30, 2006 from $34.0 million for the same period in 2005. The increase in sales and marketing expenses in the six months ended June 30, 2006 from the same period in 2005 was due primarily to a $1.9 million increase in commissions as a result of higher license revenue, a $678,000 increase in personnel costs and a $380,000 increase in travel expenses. Sales and marketing expenses represented 39% as a percentage of total revenues in the three and six months ended June 30, 2006 and 2005, and represented 41% as a percentage of total revenues in the three and six months ended June 30, 2005. The decrease in sales and marketing expenses as a percentage of total revenues is due to higher total revenues. Sales and marketing headcount was 239 and 235 at June 30, 2006 and 2005, respectively.
     We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.
     Research and Development
     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Research and development	$8,528	$7,842	9%	$17,082	$16,010	7%
Percentage of total revenues	17%	19%		18%	19%

     Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased 9% to $8.5 million for the three months ended June 30, 2006 from $7.8 million for the three months ended June 30, 2005. The increase was primarily due to higher personnel related costs of $277,000 and a $97,000 increase in stock-based compensation related to the adoption of SFAS No. 123R. Research and development expenses represented 17% and 19% of total revenues for the three months ended June 30, 2006 and 2005, respectively. Research and development expenses increased 7% to $17.1 million for the six months ended June 30, 2006 from $16.0 million for the same period in 2005. The increase in the six months ended June 30, 2006 from the same period in 2005 was primarily due to higher personnel related costs of $567,000 and a $218,000 increase in stock-based compensation related to the adoption of SFAS No. 123R. Research and development expenses represented 18% and 19% of total revenues for the six months ended June 30, 2006 and 2005, respectively. Research and development headcount was 226 and 207 at June 30, 2006 and 2005, respectively. The increase in headcount was due to staffing of our development operation in Bangalore, India. We expect research and development expenses in 2006 will decline slightly as a percentage of total revenues when compared to 2005 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.
General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
General and administrative	$3,791	$3,122	21%	$9,051	$6,730	34%
Percentage of total revenues	8%	8%		9%	8%
     General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expenses increased 21% for the three months ended June 30, 2006 when compared to the three months ended June 30, 2005. The increase was primarily due to a $456,000 increase in legal and accounting fees and a $93,000 increase in personnel related costs. General and administrative expenses increased 34% to $9.1 million for the six months ended June 30, 2005 from $6.7 million for the same period in 2005. The increase was primarily due to $1.6 million in charges relating to the retirement of our former Chief Executive Officer, a $462,000 increase in professional fees, a $403,000 increase in personnel related costs offset by a $203,000 decrease in rent expense. General and administrative expenses represented 8% of total revenues in the three months ended June 30, 2006 and 2005, and 9% and 8% of total revenues for the six months ended June 30, 2006 and 2005, respectively. General and administrative headcount was 88 and 84 at June 30, 2006 and 2005, respectively. We expect general and administrative expenses to remain consistent as a percentage of total revenues in 2006 when compared to 2005 due to continued cost control efforts and economies of scale offset by charges relating to the retirement of our former Chief Executive Officer and expected costs associated with hiring a new Chief Executive Officer.
     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Amortization of intangible assets	$828	$782	6%	$1,656	$1,638	1%
Percentage of total revenues	2%	2%		2%	2%

     Amortization of intangible assets was $828,000 and $782,000 for the three months ended June 30, 2006 and 2005, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2006 and 2005, respectively. The increase in amortization of intangible assets was due to the acquisition of Scrittura in 2005. Based on the intangible assets balance as of June 30, 2006, we expect amortization of intangible assets classified as operating expenses to be $1.7 million in the remaining six months of 2006, $2.9 million in 2007 and $308,000 in 2008. We may incur additional amortization expense beyond these expected future levels to the extent we complete acquisitions in the future.
Restructuring and Excess Facilities Recoveries
     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (recoveries) (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Restructuring and excess
facilities recoveries	$(591)	$(303)	*	$(928)	$(633)	*
Percentage of total revenues	(1)%	(1)%		(1)%	(1)%

*	percentage not meaningful
     During the three months ended June 30, 2006, we reversed $630,000 of the previously recorded restructuring accrual as a result of an extension to an existing sublease agreement for one of our excess facilities located in the San Francisco Bay Area, resulting in a change in the our estimate of expected sublease income. We also recorded $39,000 in the three months ended June 30, 2006 associated with the accretion of discounted future lease payments associated with facilities leases recorded under SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.
     During the three months ended June 30, 2005, we entered into an agreement, which was not previously anticipated or considered probable, to sublease an excess facility in Mountain View, California and, accordingly, we reversed $462,000 of the previously recorded restructuring accrual. We also recorded $159,000 in the three months ended June 30, 2005 associated with the accretion of discounted future lease payments related to excess facilities.
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
Interest Income and Other, Net
     The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Interest income and other, net	$1,531	$908	69%	$2,805	$1,621	73%
Percentage of total revenues	3%	2%		3%	2%
     Interest income and other is composed of interest earned on our cash, cash equivalents and investments and foreign exchange transaction gains and losses. Interest income and other increased 69% to $1.5 million for the three months ended June 30, 2006 from $908,000 for the three months ended June 30, 2005. For the six months ended June 30, 2006, interest and other income increased to $2.8 million, or 73%, from $1.6 million in the same period in 2005. The increases were primarily due to higher average interest rates on our cash and investments.

Provision for Income Taxes
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$315	$325	(3)%	$755	$625	21%
Percentage of total revenues	1%	1%		1%	1%
     We recorded an income tax provision of $315,000 and $755,000 for the three and six months ended June 30, 2006, respectively, as compared to a provision of $325,000 and $625,000 for the same periods ended June 30, 2005, respectively. The income tax provisions for the three and six months ended June 30, 2006 and the same periods ended June 30, 2005 were comprised primarily of foreign income taxes and foreign withholding taxes, and also included a provision for federal alternative minimum tax and state income taxes.
     The effective tax rate for the six months ended June 30, 2006 was calculated based on the results of operations for the six months ended June 30, 2006, and does not reflect an annual effective tax rate. Since we cannot consistently predict our future operating income, or in which jurisdiction it will be located, we are not using an annual effective tax rate to apply to the operating income for the six-month period ended June 30, 2006.
     The effective tax rate for the six months ended June 30, 2006 was 69% compared with 202% for the comparable period ended June 30, 2005. This change in the effective rate was primarily due to the effect of withholding taxes on increased pre-tax income for six months ended June 30, 2006 as compared to the comparable period ended June 30, 2005.
     At the close of the most recent year-end, our management determined that based upon its assessment of positive and negative evidence available it was appropriate to continue to provide a full valuation allowance against its net deferred tax assets. As of June 30, 2006, it continues to be the assessment of management that a full valuation allowance against its net deferred tax assets is appropriate.
Liquidity and Capital Resources

	June 30,	December 31,
	2006	2005
	(in thousands)
Cash, cash equivalents and short-term investments	$146,543	$137,199
Working capital	$91,742	$85,969
Stockholders’ equity	$302,212	$298,199
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
     A number of non-cash items were charged to expense and increased our net loss or decreased our net income for the three and six months ended June 30, 2006 and 2005. These items include depreciation and amortization of property and equipment, intangible assets and stock-based compensation. Although these non-cash items may increase or decrease in amount and therefore cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.
     Cash provided by operating activities for the six months ended June 30, 2006 was $10.4 million, representing an increase of $2.8 million from the same period in 2005. This increase primarily resulted from our net income, after adjusting for non-cash items, and increases in accounts payable, accrued liabilities and deferred revenues, offset by payments to reduce our restructuring and excess facilities accrual and increases in accounts receivable. Payments made to reduce our restructuring and excess facilities obligations totaled $3.6 million in the six months ended June 30, 2006. Our days sales outstanding in accounts receivable (“days outstanding”) were 62 days and 60 days at June 30, 2006 and December 31, 2005, respectively.
     Cash provided by operating activities for the six months ended June 30, 2005 was $7.6 million and primarily resulted from our net loss, after adjustments for non-cash expenses, cash collection against accounts receivable and decreases in prepaid expenses and deferred revenues offset by payments to reduce accounts payable and accrued liabilities and our restructuring and excess facilities accrual. Payments made to reduce our restructuring and excess facilities obligations totaled $3.8 million. Our days outstanding in accounts receivable were 56 days at June 30, 2005.
     Cash used in investing activities was $25.9 million for the six months ended June 30, 2006. This resulted from net payments for short-term investments of $22.4 million, comprised of $81.3 million to purchase investment securities offset by $59.0 million of proceeds from the maturity and sale of investments; $1.6 million in purchased technology and $2.0 million to purchase property and equipment.
     Cash provided by investing activities was $22.8 million for the six months ended June 30, 2005. This primarily resulted from net proceeds for short-term investments of $24.5 million, comprised of $91.8 million of proceeds from the maturity and sale of investments partially offset by $67.3 million to purchase investment securities; and $1.8 million to purchase property and equipment.
     Cash provided by financing activities was $2.2 million and $4.4 million for the six months ended June 30, 2006 and 2005, respectively, and consists primarily of cash received from the exercise of common stock options and shares issued under our employee stock purchase plan.
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
     Bank Borrowings. We have a $16.0 million line of credit available to us at June 30, 2006, which is secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under our line of credit. This line of credit agreement is primarily used as collateral for letters of credit required by our facilities leases. There were no outstanding borrowings under this line of credit as of June 30, 2006. This line of credit agreement expired in July 2006 and we have entered into a new line of credit with the same financial institution that provided the previous line of credit. The new line of credit provides for borrowings of up to $13.0 million on terms similar to the previous line of credit and expires in July 2007.
     Facilities. We lease our facilities under operating lease agreements that expire at various dates through 2016. As of June 30, 2006, minimum cash payments due under our operating lease obligations totaled $35.8 million. The following presents our prospective future lease payments under these agreements as of June 30, 2006, which is net of our estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net	Net Future
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Outflows
2006 (remaining six months)	$5,217	$3,670	$470	$366	$3,566	$8,783
2007	7,122	5,498	984	884	5,398	12,520
2008	2,339	1,973	802	332	1,503	3,842
2009	1,083	1,258	523	345	1,080	2,163
2010	952	1,049	452	299	896	1,848
Thereafter	5,645	—	—	—	—	5,645

	$22,358	$13,448	$3,231	$2,226	$12,443	$34,801

Less: Present value discount of future lease payments					(89)

Obligations for excess facilities recognized as of June 30, 2006					$12,354

     The restructuring and excess facilities accrual at June 30, 2006 includes minimum lease payments of $13.4 million and estimated operating expenses of $2.2 million offset by estimated sublease income of $3.2 million and the present value discount of $89,000 recorded in accordance with SFAS No. 146. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At June 30, 2006, we had $12.1 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments.
     We currently anticipate that our current cash, cash equivalents and short-term investments, together with our new line of credit, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, if at all.
Financial Risk Management
     As we operate in a number of countries around the world, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-United States Dollar-denominated revenues and operating expenses in Europe, Asia Pacific, Australia and Canada.

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
Off-Balance-Sheet Arrangements
     We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of June 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
     We have entered into operating leases for most United States and international offices in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of June 30, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2016. Rent expenses under operating leases were $2.5 million for the three months ended June 30, 2006 and 2005, $5.1 million and $5.0 million for the six months ended June 30, 2006 and 2005, respectively. Future minimum lease payments under our operating leases as of June 30, 2006 are detailed previously in “Liquidity and Capital Resources.”
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
Critical Accounting Policies
     In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, income (loss) from operations and net income (loss), as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management in the preparation of our consolidated financial statements. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:
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
     Allowance for Doubtful Accounts. We make estimates as to the overall collectibility of accounts receivable and provide an allowance for accounts receivable considered uncollectible. Management specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In general, our allowance for doubtful accounts consists of specific accounts where we believe collection is not probable and a rate, based on our historical experience, which is applied to accounts receivable not specifically reserved.

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
     Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method, in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock options granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Since we elected to use the modified prospective transition method, the consolidated results of operations have not been restated for prior periods. At June 30, 2006, there was $10.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.6 years.
     Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating expected life, stock price volatility and forfeiture rates. We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions are shown in Note 5, Stock-Based Compensation, to the Condensed Consolidated Financial Statements under Part I, Item. 1. We estimate the expected life of options granted based on the history of grants and exercises in our option database. We also estimate the volatility based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price changes in the future, our estimates of the fair value of options granted in the future would change, thereby increasing or decreasing stock-based compensation expense in future periods. The risk free interest rates are based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero in the Black-Scholes option valuation model. In addition, we apply an expected forfeiture rate when amortizing our expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise our estimates in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. In the future, as empirical evidence regarding these input estimates is able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.
     Accounting for Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Determining the consolidated provision for income tax expense, income tax liabilities and deferred tax assets and liabilities involves judgment. We calculate and provide for income taxes in each of the tax jurisdictions in which we operate. This involves estimating current tax exposures in each jurisdiction as well as making judgments regarding the recoverability of deferred tax assets. Our estimates could differ from actual results and impact the future results of our operations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
     All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are “available for sale” and are considered to be short-term investments. The following table presents the carrying value, which approximates fair value, and related weighted average interest rates for cash equivalents and short-term investments at June 30, 2006 (in thousands):

		Average
	Carrying	Interest
	Value	Rate
Cash equivalents	$33,487	4.60%
Short-term investments	86,231	4.10%

	$119,717	4.27%

     At June 30, 2006, we had no outstanding borrowings.
Foreign Currency Risk
     We develop our software products in the United States for sale in the Americas, Europe and Asia Pacific. Our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. A majority of our revenues are denominated in United States Dollars; however, a strengthening of the United States Dollar could make our software products less competitive in foreign markets. We enter into forward foreign currency contracts to manage the exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. We had outstanding forward foreign currency contracts with notional amounts totaling approximately $9.0 million at June 30, 2006. The forward foreign currency contracts expire in September 2006 and offset certain foreign currency exposures in the Euro, British Pound, Japanese Yen and Australian Dollar. These forward foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, and accordingly, are marked to market and recognized in the consolidated results of operations. The fair value of the liability associated with forward foreign currency contracts recognized in the consolidated financial statements as of June 30, 2006 was $25,000.
     The table below provides information about our forward foreign currency contracts at June 30, 2006. The information is provided in United States Dollar equivalent amounts. The following table presents the notional amounts, at contract exchange rates, and the contractual foreign currency exchange rates expressed as units of the foreign currency per United States Dollar, which in some cases may not be the market convention for quoting a particular currency (in thousands):

		Contract
	Notional	Exchange
	Principal	Rate
Australian Dollars	$1,691	0.74
Euros	2,514	1.28
British Pounds	3,978	1.85
Japanese Yen	828	0.01

	$9,011

Estimated fair value of liability	$25

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
Commodity Price Risk
     We did not hold commodity instruments as of June 30, 2006 and have never had such instruments in the past.
ITEM 4. CONTROLS AND PROCEDURES.
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
     Based on their evaluation as of June 30, 2006, our Interim President and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Interim President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1. LEGAL PROCEEDINGS.
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
     We are a party to a variety of legal proceedings and claims arising in the normal course of business activities, including employment-related lawsuits. While the results of proceedings cannot be predicted with certainty, in our opinion, resolution of these matters is not expected to have a material adverse impact on our consolidated results of operations, cash flows or financial condition. However, an unfavorable resolution of a matter could materially affect our consolidated results of operations or financial condition in a particular period.
ITEM 1A. RISK FACTORS.
Factors That May Impact Our Business
     We operate in a dynamic and rapidly changing business environment that involves many risks and uncertainties. In Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, we discussed the factors that could cause, or contribute to causing, actual results to differ materially from what we expect or from any historical patterns or trends. These risks include those that we consider to be significant to your decision whether to invest in our common stock at this time. There may be risks that you view differently than we do, and there are other risks and uncertainties that we do not presently know of or that we currently deem immaterial, but that may, in fact, harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose part or all of your investment. While there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, we have updated such risk factors to the present and provided the revised version of them below. You should consider carefully the following factors, in addition to other information in this Quarterly Report on Form 10-Q, in evaluating our business.
We have only recently begun to report net income and may not be able to sustain profitability.
     We have incurred operating losses for most of our history. Although we have recently begun reporting net income, we had an accumulated deficit of $406.1 million as of June 30, 2006. We must increase both our license and support and service revenues to achieve and sustain profitable operations and positive cash flows. If we are able to maintain profitability and positive cash flows, we cannot assure you that we can sustain or increase profitability or cash flows on a quarterly or annual basis in the future. Failure to achieve such financial performance would likely cause the price of our common stock to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.
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
     Many of these factors are beyond of our control. Further, because we experience seasonal variations in our operating results as part of our normal business cycle, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. For example, we experienced several delayed software license orders at the end of the second quarter of 2005 resulting in lower license revenue in that quarter as compared to other recent quarters, including the second quarter of 2006. If our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.
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
     Our sales incentive plans are primarily based on quarterly and annual quotas for sales representatives and some sales support personnel, and include accelerated commission rates if a representative exceeds the sales quota. The concentration of sales orders with a small number of sales representatives has resulted, and in the future may result, in commission expense exceeding forecasted levels which would result in higher sales and marketing expenses.
Our revenues depend on a small number of products and markets, so our results are vulnerable to unexpected shifts in demand.
     For the three and six months ended June 30, 2006 and 2005, we believe that a significant portion of our total revenue was derived from our WorkSite and TeamSite products and related services, and we expect this to be the case in future periods. Accordingly, any decline in the demand for these products or services will have a material and adverse effect on our consolidated financial results.
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
     Our ability to achieve our forecasted quarterly earnings is dependent on receiving a significant number of license transactions in the mid to high six-figure range or possibly even larger orders. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue, such as the license transaction in excess of $1.0 million we had in the second quarter of 2006. Because it is difficult for us to accurately predict the timing of large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from anticipated levels. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.

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
     Our support and service revenues represented approximately 62% and 64% of total revenues for the three months ended June 30, 2006 and 2005, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, reduced license revenue is likely to result in lower support and services revenue in the future. Our support agreements generally have a term of one year and are renewable thereafter, generally for one year. Customers may elect not to renew their support agreements or may reduce the license software quantity under their support agreements, in either event reducing our future support revenue. Additionally, demand for these services is affected by competition from independent service providers and systems integrators with knowledge of our software products. Since mid-2000, we have experienced increased competition for professional services engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues may decline.
     For the three months ended June 30, 2006 and 2005, we recognized support revenues of $21.2 million and $19.0 million, respectively. Our support agreements typically have a term of one year and are renewable thereafter for periods generally of one year. Customers may elect not to renew their support agreements, renew their support contracts at lower prices or may reduce the license software quantity under their support agreements, thereby reducing our future support revenue.
Economic conditions and significant world events have harmed and could continue to negatively affect our revenues and results of operations.
     Our revenue growth and profitability depend on the overall demand for our enterprise content management software platforms and applications. The decline in customer spending on many kinds of information technology initiatives worldwide, particularly spending on public-facing Web applications, has resulted in lower revenues, longer sales cycles, lower average selling prices and customer deferral or cancellation of orders. To the extent that information technology spending, particularly spending on public-facing Web applications, does not improve or even declines, the demand for our products and services, and therefore our future revenues, will be negatively affected. In addition, many of our customers have also been affected adversely by the same economic conditions that Interwoven has experienced and, as a result, we may find that collecting on accounts receivable may take longer than we expect or that some accounts receivable will become uncollectible. If the economic conditions in the United States and globally do not improve, or if they deteriorate, our consolidated financial results could be significantly and adversely affected.

     Our consolidated financial results could also be significantly and adversely affected by geopolitical concerns and world events, such as wars and terrorist attacks. Our revenues and financial results have been and could be negatively affected to the extent geopolitical concerns continue and similar events occur or are anticipated to occur.
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
     In addition, the terms of our acquisitions may provide for future obligations, such as our payment of additional consideration upon the occurrence of specified future events or the achievement of future revenues or other financial milestones. To the extent these events or achievements involve subjective determinations, disputes may arise that require a third party to assess, resolve and/or make such determinations, or involve arbitration or litigation. For example, several of our recent acquisitions have included earn-out arrangements that contain audit rights. Should a dispute arise over determinations made under those arrangements, we may be forced to incur additional costs and spend time defending our position, and may ultimately lose the dispute, any of these outcomes would cause us not to realize all the anticipated benefits of the related acquisition and could impact our consolidated results of operations.

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
     We also face potential competition from our strategic partners, such as Microsoft Corporation, or from other companies that may in the future decide to compete in our market. Many existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Captiva Software Corporation, Documentum, Inc. and RSA Security Inc. by EMC Corporation, Presence Online Pty Ltd. by IBM, Optika, Inc. by Stellent, Inc., Artesia Technologies, Inc. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation and the proposed acquisition of Hummingbird Ltd by Open Text Corporation.
     With the intense competition in Enterprise Content Management, some of our competitors, from time to time, have reduced their price proposals in an effort to strengthen their bids and expand their customer bases at our expense. Even if these tactics are unsuccessful, they could delay decisions by some customers who would otherwise purchase our software products and may reduce the ultimate selling price of our software and services, reducing our gross margins.
Our future revenues depend in part on our installed customer base continuing to license additional products, renew customer support agreements and purchase additional services.
     Our installed customer base has traditionally generated additional license and support and service revenues. In addition, the success of our strategic plan depends on our ability to cross-sell products to our installed base of customers, such as the products acquired in our recent acquisitions. Our ability to cross-sell new products may depend in part on the degree to which new products have been integrated with our existing application suite, which may vary with the timing of new product acquisitions or releases. In future periods, customers may not necessarily license additional products or contract for additional support or other services. Customer support agreements are generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide to cancel their support agreements or fail to license additional products or contract for additional services, or if they reduce the scope of their support agreements, revenues could decrease and our operating results could be adversely affected.
Our revenues from international operations are a significant part of our overall operating results.
     We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the three months ended June 30, 2006 and 2005, revenues from these international operations constituted approximately 40% and 31% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:
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
     Any of these risks could reduce revenues from international locations or increase our cost of doing business outside of the United States. For example, beginning January 1, 2005, our Vice President of Enterprise Sales in Europe moved to Singapore to assume the role of our Vice President of Enterprise Sales in the Asia Pacific region. We believe the delay in replacing this position caused our revenues from customers in Europe to suffer in the first and second quarters of 2005.
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
     In accordance with accounting principles generally accepted in the United States of America, we accounted for our acquisitions using the purchase method of accounting, which resulted in significant charges to earnings in prior periods and, through ongoing amortization, will continue to generate charges that could have a material adverse effect on our consolidated financial statements. Under the purchase method of accounting, we allocated the total estimated purchase price of these acquisitions to their net tangible assets, amortizable intangible assets, intangible assets with indefinite lives based on their fair values as of the closing date of these transactions and recorded the excess of the purchase price over those fair values as goodwill. In some cases, a portion of the estimated purchase price may also be allocated to in-process technology and expensed in the quarter in which the acquisition was completed. We will incur additional depreciation and amortization expense over the useful lives of certain net tangible and intangible assets acquired and significant stock-based compensation expense in connection with our acquisitions. These depreciation and amortization charges could have a material impact on our consolidated results of operations.
     At June 30, 2006, we had $191.6 million in net goodwill and $18.5 million in net other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of these acquired assets from time to time to determine whether the recorded values have been impaired and should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We will continue to perform impairment assessments on an interim basis when indicators exist that suggest that our goodwill or intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

We must attract and retain qualified personnel to be successful and competition for qualified personnel is increasing in our market.
     Our success depends to a significant extent upon the continued contributions of our key management, technical, sales, marketing and consulting personnel, many of whom would be difficult to replace. The loss of one or more of these employees could harm our business. We do not have key person life insurance for any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, consulting and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our area. This makes it difficult to retain our key personnel and to recruit highly qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees. Replacing departing executive officers and key employees can involve organizational disruption and uncertain timing. We are currently searching for a Chief Executive Officer to replace our former Chief Executive Officer who retired effective March 31, 2006.
     The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ National Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, SFAS No. 123R which came into effect on January 1, 2006 requires us to record compensation expense for the fair value of options granted to employees. To the extent that new regulations make it more difficult or expensive to grant options to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.
We have experienced transitions in our management team and our Board of Directors in the past and may continue to do so in the future.
     We have experienced transitions on our Board of Directors and among our executive officers, including the retirement of Martin W. Brauns as Chairman of the Board of Directors effective January 25, 2006 and as our President and Chief Executive Officer effective March 31, 2006. We cannot assure you that we will be able to identify and hire such a Chief Executive Officer. Even if we are successful at finding and hiring a suitable Chief Executive Officer, leadership transitions can be inherently difficult to manage and may cause some disruption in our business and/or turnover in our workforce or executive team.
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
     Our direct sales force depends, in part, on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. Approximately 70% of our new license orders from customers for the three months ended June 30, 2006 were influenced by or co-sold with our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-

marketing benefits and lose our investments in those relationships. In addition, revenues from any strategic partnership, no matter how significant we expect it to be, depend on a number of factors outside our control, are highly uncertain and may vary from period to period. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.
     Some systems integrators also engage in joint marketing and sales efforts with us. If our relationships with these parties fail, we will have to devote substantially more resources to the sale and marketing of our software products. In many cases, these parties have extensive relationships with our existing and potential customers and influence the decisions of these customers. A number of our competitors have longer and more established relationships with these systems integrators than we do and, as a result, these systems integrators may be more inclined to recommend competitors’ products and services.
     We may also be unable to grow our revenues if we do not successfully obtain leads and referrals from our customers. If we are unable to maintain these existing customer relationships or fail to establish additional relationships of this kind, we will be required to devote substantially more resources to the sales and marketing of our products. As a result, we depend on the willingness of our customers to provide us with introductions, referrals and leads. Our current customer relationships do not afford us any exclusive marketing and distribution rights. In addition, our customers may terminate their relationship with us at any time, pursue relationships with our competitors or develop or acquire products that compete with our products. Even if our customers act as references and provide us with leads and introductions, we may not grow our revenues or be able to maintain or reduce sales and marketing expenses.
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
     At various times since 2001, we have reduced our worldwide workforce in response to declining demand for our products and to integrate businesses acquired. In connection with these activities, we relocated offices and abandoned facilities in the San Francisco Bay Area; Chicago, Illinois; New York, New York; Boston, Massachusetts; Austin, Texas and several locations internationally. As a result, we are continuing to pay for facilities that we are not using and have no future plans to use. At June 30, 2006, we have an accrual for excess facilities of $12.4 million, which is net of anticipated sublease income of $3.2 million and a present value discount of $89,000. If the commercial real estate market deteriorates, if our anticipated sublease income is not realized or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of sublease income in the future which may be material to our consolidated financial condition and results of operations.
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
We are now required to account for stock-based compensation using the fair value method and it will significantly increase our compensation costs and decrease our net income, which may cause the trading price of our common stock to decline
     As of January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of compensation expense in the consolidated statement of operations. As a result, starting in 2006, our operating results contain charges for stock-based compensation expense related to share-based payments to employees. In the three and six months ended June 30, 2006, we incurred $565,000 and $1.4 million in stock compensation expense related to this pronouncement. As the computation of stock compensation expense under SFAS No. 123R is complex and subject to a number of factors outside of our control, the amount of our ongoing costs for stock compensation is difficult to predict. We believe, however, that SFAS No. 123R has had and will continue to have a significant adverse impact on our consolidated statements of operations. We cannot predict the effect that this adverse impact will have on the trading price of our common stock.
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
     We depend upon our proprietary technology and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual restrictions to protect it. These protections may not be adequate. Also, it is possible that patents will not be issued from our currently pending applications or any future patent application we may file. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources that could materially and adversely affect our business, operating results and financial condition.
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

ITEM 6. EXHIBITS

Exhibit No.	Description
3.01	Registrant’s Amended and Restated Bylaws.

10.01	1999 Equity Incentive Plan

10.02	Forms of Option Agreements, Stock Option Exercise Agreements and Restricted Stock Unit Agreements related to the 1999 Equity Incentive Plan.

10.03	2000 Stock Incentive Plan

10.04	Forms of Option Agreements, Stock Option Exercise Agreements and Restricted Stock Unit Agreements related to the 2000 Stock Incentive Plan.

10.05†	2006 Compensation Plan for Scipio M. Carnecchia.

31.01	Certification of the Interim President pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Interim President pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, County of Santa Clara, State of California, on the 8th day of August 2006.

INTERWOVEN, INC. (Registrant)

By:	/s/ SCIPIO M. CARNECCHIA

Scipio M. Carnecchia
Interim President

/s/ JOHN E. CALONICO, JR.

John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.
EXHIBIT INDEX
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2006

Number	Exhibit Title
3.01	Registrant’s Amended and Restated Bylaws.

10.01	1999 Equity Incentive Plan.

10.02	Forms of Option Agreements, Stock Option Exercise Agreements and Restricted Stock Unit Agreements related to the 1999 Equity Incentive Plan.

10.03	2000 Stock Incentive Plan.

10.04	Forms of Option Agreements, Stock Option Exercise Agreements and Restricted Stock Unit Agreements related to the 2000 Stock Incentive Plan.

10.05†	2006 Compensation Plan for Scipio M. Carnecchia.

31.01	Certification of the Interim President pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Interim President pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the commission.