Form 10-Q
period 2006-09-30
INTERWOVEN INC
filed 2006-11-08
CIK 1042431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Common Stock, $0.001 par value per share	43,584,000 shares

INTERWOVEN, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
INTERWOVEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(1)
Assets

Current assets:
Cash and cash equivalents	$79,019	$73,618
Short-term investments	81,349	63,581
Accounts receivable, net	29,851	31,542
Prepaid expenses and other current assets	6,524	5,193

Total current assets	196,743	173,934
Property and equipment, net	4,873	5,044
Goodwill, net	191,620	191,595
Other intangible assets, net	13,904	25,527
Other assets	2,037	2,506

Total assets	$409,177	$398,606

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,772	$4,491
Accrued liabilities	27,484	22,198
Restructuring and excess facilities accrual	6,520	7,266
Deferred revenues	53,112	54,010

Total current liabilities	91,888	87,965

Accrued liabilities	2,504	2,761
Restructuring and excess facilities accrual, less current portion	3,966	9,681

Total liabilities	98,358	100,407

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 125,000 shares authorized; 43,550 and 41,087 shares issued and outstanding, respectively	43	42
Additional paid-in capital	715,235	705,908
Deferred stock-based compensation	—	(1,002)
Accumulated other comprehensive loss	(176)	(359)
Accumulated deficit	(404,283)	(406,390)

Total stockholders’ equity	310,819	298,199

Total liabilities and stockholders’ equity	$409,177	$398,606

(1)	Derived from audited consolidated financial statements
See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
License	$18,580	$17,417	$54,657	$48,500
Support and service	32,335	26,522	91,745	78,958

Total revenues	50,915	43,939	146,402	127,458

Cost of revenues:
License	4,426	3,951	13,015	10,781
Support and service	13,140	10,731	37,324	30,987

Total cost of revenues	17,566	14,682	50,339	41,768

Gross profit	33,349	29,257	96,063	85,690

Operating expenses:
Sales and marketing	18,877	17,966	56,446	51,965
Research and development	8,902	7,639	25,984	23,649
General and administrative	3,964	3,673	13,015	10,403
Amortization of intangible assets	828	834	2,484	2,472
Restructuring and excess facilities charges (recoveries)	41	35	(887)	(598)

Total operating expenses	32,612	30,147	97,042	87,891

Income (loss) from operations	737	(890)	(979)	(2,201)

Interest income and other, net	1,631	984	4,436	2,605

Income before provision for income taxes	2,368	94	3,457	404

Provision for income taxes	595	278	1,350	903

Net income (loss)	$1,773	$(184)	$2,107	$(499)

Basic net income (loss) per common share	$0.04	$(0.00)	$0.05	$(0.01)

Shares used in computing basic net income (loss) per common share	43,045	41,988	42,701	41,586

Diluted net income (loss) per common share	$0.04	$(0.00)	$0.05	$(0.01)

Shares used in computing diluted net income (loss) per common share	43,922	41,988	43,446	41,586

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$2,107	$(499)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,893	2,758
Sock-based compensation expense	2,390	1,119
Amortization of intangible assets and purchased technology	13,246	11,021
Changes in allowance for doubtful accounts and sales returns	(241)	(545)
Changes in operating assets and liabilities:
Accounts receivable	1,920	698
Prepaid expenses and other	(1,263)	2,080
Accounts payable and accrued liabilities	5,264	(2,100)
Restructuring and excess facilities accrual	(6,461)	(6,678)
Deferred revenues	(898)	(896)

Net cash provided by operating activities	18,957	6,958

Cash flows from investing activities:
Purchases of property and equipment	(2,722)	(2,362)
Purchases of investments	(108,060)	(79,287)
Maturities and sales of investments	90,949	113,493
Acquisition of a business and technology, net of cash acquired	(1,590)	(16,596)

Net cash provided by (used in) investing activities	(21,423)	15,248

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,940	4,809

Net cash provided by financing activities	7,940	4,809

Effect of exchange rate changes on cash and cash equivalents	(73)	(1)

Net increase in cash and cash equivalents	5,401	27,014
Cash and cash equivalents at beginning of period	73,618	22,466

Cash and cash equivalents at end of period	$79,019	$49,480

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
     Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Interwoven, Inc. (“Interwoven” or “Company”) Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results for the entire year or for any other period.
     The Company adopted the Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective transition method. The Company’s income (loss) from operations for the three and nine months ended September 30, 2006 includes $971,000 and $2.4 million, respectively, of stock-based compensation expense from common stock options, restricted stock units and the Company’s Employee Stock Purchase Plan (“ESPP”). Since the Company elected to use the modified prospective transition method, the consolidated results of operations have not been restated for prior periods. In accordance with Staff Accounting Bulletin No. 107 regarding the Staff’s interpretation of SFAS No. 123R, the Company reclassified expenses associated with the amortization of stock-based compensation which had previously been recorded in a single line item in operating expenses in the Company’s consolidated statement of operations into their functional categories.
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
     All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with SFAS No. 52, Foreign Currency Translation, the Company recorded an unrealized loss due to foreign currency translation of $80,000 and $59,000 for the three months ended September 30, 2006 and 2005, respectively, and $73,000 and $1,000 for the nine months ended September 30, 2006 and 2005, respectively.
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

     Revenue Recognition
     Revenue consists principally of perpetual software licenses, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized for the delivered elements in a multiple element arrangement provided vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. VSOE of fair value of support and other services is based on the Company’s customary pricing for such support and services when sold separately. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the residual fee attributable to the elements initially delivered (i.e., software product) when the basic criteria in SOP 97-2 have been met. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to the support and professional services components including consulting and training services of its perpetual license arrangements. The Company sells its professional services separately and has established VSOE on this basis. VSOE for support is usually determined based upon the customer’s annual renewal rates for this element, however, if the annual renewal rate is not considered substantive, then revenue from the customer arrangement is recognized ratably over the support contract period. Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from support services is recognized ratably over its respective support period. If such evidence of fair value for each undelivered element does not exist, all revenue is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.
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
     The Company’s short-term investments are classified as “available for sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, market auction rate preferred and United States government agency securities. Realized gains and losses are calculated using the specific identification method. There were no realized gains (losses) for the three and nine months ended September 30, 2006 and 2005, respectively. For the three months ended September 30, 2006 and 2005, unrealized gains (losses) totaled $198,000 and ($60,000), respectively, and for the nine months ended September 30, 2006 and 2005, unrealized gains (losses) totaled $256,000 and ($162,000). Unrealized gains and losses are included as a separate component of accumulated comprehensive income (loss) in stockholders’ equity.
     Allowance for Doubtful Accounts
     The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness and current economic trends when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2006 and December 31, 2005, the Company’s allowance for doubtful accounts was $544,000 and $779,000, respectively.

     Allowance for Sales Returns
     The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The accumulated allowance for sales returns is reflected as a reduction from accounts receivable. The Company analyzes its revenue transactions, customer software installation patterns, historical return patterns, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At September 30, 2006 and December 31, 2005, the Company’s allowance for sales returns was $315,000 and $321,000, respectively.
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
     The Company derived a significant portion of total revenue in the three and nine months ended September 30, 2006 and 2005 from its Web content management and collaborative document management products and services. The Company expects that these products will continue to account for a significant portion of its revenues in future periods.
     Interwoven relies on software licensed from third parties, including software that is integrated with internally developed software. These software license agreements expire on various dates from 2007 to 2010 and the majority of these agreements are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If the Company cannot renew these licenses, shipments of its products could be delayed until equivalent software could be developed or licensed and integrated into its products. These types of delays could seriously harm the Company’s business. In addition, the Company would be seriously harmed if the providers from whom the Company licenses its software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to the Company on commercially reasonable terms or at all.
     Financial Instruments
     The Company enters into forward foreign exchange contracts where the counterparty is a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on accounts receivable. Although these contracts are or can be effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, and, therefore, are marked to market each period with the change in fair value recognized in results of operations and classified as either other current assets or other current liabilities in the consolidated balance sheet.
     At September 30, 2006 and December 31, 2005, the notional equivalent of forward foreign currency contracts aggregated $5.2 million and $5.8 million, respectively. The unrealized losses associated with forward foreign currency contracts recorded in the consolidated financial statements as of September 30, 2006 and 2005 were $4,000 and $14,000, respectively. The forward contracts outstanding as of September 30, 2006 are generally scheduled to expire in October 2006.
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
     The effective tax rate for the nine months ended September 30, 2006 was calculated based on the results of operations for the nine months ended September 30, 2006, including foreign withholding taxes, and does not reflect an annual effective tax rate. Since the Company cannot consistently predict its future operating income, or in which jurisdiction such operating income will be earned, the Company is not using an annual effective tax rate to apply to the operating income for the nine months ended September 30, 2006.
Note 2. Net Income (Loss) Per Common Share
     Basic net income (loss) per common share is computed using the weighted average number of outstanding shares of common stock during the period. Dilutive net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from equity compensation plans to purchase common stock using the treasury stock method.
Note 3. Comprehensive Income (Loss)
     For the three and nine months ended September 30, 2006 and 2005, the components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$1,773	$(184)	$2,107	$(499)
Other comprehensive income (loss):
Translation adjustment *	(80)	(59)	(73)	(1)
Unrealized gain (loss) on available-for-sale investments *	198	(60)	256	(162)

Comprehensive income (loss)	$1,891	$(303)	$2,290	$(662)

     Accumulated other comprehensive loss as of September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Unrealized loss on available-for-sale investments *	$(112)	$(368)
Cumulative translation adjustment *	(64)	9

	$(176)	$(359)

•	The tax effect on translation adjustments and unrealized gain (loss) was not significant.
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
Note 5. Stock-Based Compensation
     SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options and restricted stock units, using a fair value-based method, and requires the recording of such expense in the Company’s consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123, Accounting for Stock-Based Compensation, are no longer an alternative to financial statement recognition. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, in which compensation cost was recognized for three and nine months ended September 30, 2006 (a) based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R for all share-based payments granted on or after January 1, 2006 and (b) based on the grant date fair value estimated in accordance with original provisions of SFAS No. 123, for all awards granted to employees prior to but remaining unvested as of January 1, 2006, adjusted for estimated pre-vesting forfeitures.
     The 1999 Equity Incentive Plan (the “1999 Plan”) permits the award of options, restricted stock, restricted stock units and stock bonuses. There were a total of 1.5 million shares authorized and available for new grants under the 1999 Plan at September 30, 2006. Options granted under the 1999 Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.
     Options under the 1999 Plan may be granted for periods of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Company’s Board of Directors, provided, however, that (i) the exercise price of an incentive stock option may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 1999 Plan typically vest over four years based on continued service. Restricted stock units, which represent the right to receive shares of the common stock of the Company on a one share for one unit basis on the settlement date, granted under the 1999 Plan typically vest over four years based on continued service.
     The 2000 Stock Incentive Plan (the “2000 Plan”) permits the award of options, restricted stock and restricted stock units. There were a total of 1.3 million shares authorized and available for new grants under the 2000 Plan at September 30, 2006. Options granted under the 2000 Plan may only be nonqualified stock options. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.
     Options under the 2000 Plan may be granted for periods of up to ten years and at prices no less than par value of the shares on the date of grant. Options granted under the 2000 Plan typically vest over four years based on continued service. Restricted stock under the 2000 Plan may be granted with purchase prices no less than par value of the shares on the date of grant. Restricted stock units granted under the 2000 Plan typically vest over four years based on continued service.
     Outstanding awards that were originally granted under several predecessor plans also remain in effect in accordance with their terms. In addition, the Company maintains the 1999 Employee Stock Purchase Plan under which 766,000 shares were authorized and available for purchase at September 30, 2006. The 1999 Equity Incentive Plan, the 2000 Stock Incentive Plan, the predecessor plans and the ESPP are described more fully in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The following table summarizes the stock-based compensation expense for stock options, restricted stock units and purchases under the ESPP that the Company recorded in accordance with SFAS No. 123R for the three months and nine months ended September 30, 2006 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of revenues	$157	$494
Sales and marketing	352	967
Research and development	230	590
General and administrative	232	339

	$971	$2,390

     Prior to the adoption of SFAS No. 123R, the Company presented deferred stock-based compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, on January 1, 2006, the Company reclassified the remaining unamortized balance in deferred stock-based compensation to additional paid-in capital on the balance sheet.
     With the adoption of SFAS No. 123R, the Company elected to amortize stock-based compensation for stock options and restricted stock units granted on or after the adoption of SFAS No. 123R on January 1, 2006 on a straight-line basis over the requisite service (vesting) period for the entire stock option. For stock options granted prior to January 1, 2006, stock-based compensation is amortized on an accelerated basis, which is consistent with Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan.
     Valuation and Amortization Method. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. For options granted prior to January 1, 2006, the Company estimated the fair value of options granted using the Black-Scholes option valuation model and a multiple option award approach. The fair value for these options is amortized on an accelerated basis. For options granted on or after January 1, 2006, the Company estimated the fair value using the Black-Scholes option valuation model and a single option award approach. The fair value for these options is amortized on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. Restricted stock units were issued with a zero exercise price. The fair value of the restricted stock units is generally equal to their intrinsic value at date of grant and amortized on a straight-line basis over the vesting period.
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
     Expected Volatility. The Company estimated the volatility based on historical prices of the Company’s common stock over the expected life of each option. For options granted prior to January 1, 2006, the Company used different volatility for each of the four separate tranches based on the expected life for each tranche. For options granted on or after January 1, 2006, the Company calculated the historical volatility over the single expected life of each option.
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
     Forfeitures. The Company used historical data to estimate pre-vesting option forfeitures. As required by SFAS No. 123R, the Company recorded stock-based compensation only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.
     The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected life from grant date of option (in years)	3.3	1.8-5.0	3.3	1.8-5.0
Risk-free interest rate	4.7%-5.1%	3.9%-4.1%	4.4%-5.1%	3.2%-4.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	43.7%-48.1%	42.6%-69.0%	43.7%-59.5%	42.6%-68.9%
Weighted average expected volatility	45.6%	51.4%	47.7%	59.4%
The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, using the following assumptions:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected life from grant date of ESPP (in years)	0.5	0.5–2.0	0.5	0.5- 2.0
Risk-free interest rate	5.1%	1.0%-2.6%	4.9%-5.1%	1.0%-2.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	33.2%	35.4%-83.0%	30.0%-33.2%	45.0%-83.2%
Weighted average expected volatility	33.2%	46.2%	31.5%	46.2%
Stock Option and Restricted Stock Units Activities
     A summary of stock option activity under all stock-based compensation plans during the nine months ended September 30, 2006 is presented below (in thousands except per share amounts and remaining contractual term):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual-	Intrinsic
	Shares	Price/Sh.	Term	Value
Outstanding at January 1, 2006	10,045	$18.36
Granted	662	9.62
Exercised	(982)	7.27
Forfeited or expired	(2,748)	24.98

Outstanding at September 30, 2006	6,977	$16.49	6.85	$14,007

Exercisable at September 30, 2006	5,817	$18.05	6.50	$11,234

Vested and expected to vest at September 30, 2006	6,707	$16.79	6.76	$13,474

     The estimated weighted average fair value of options granted under the stock option plans during the nine months ended September 30, 2006 and 2005 was $3.69 and $3.61, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $2.9 million and $2.6 million, respectively.

     A summary of restricted stock units activity under all stock-based compensation plans during the nine months ended September 30, 2006 is presented below (in thousands except per share amounts and remaining contractual term):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Grant Date	Contractual-	Intrinsic
	Shares	Fair Value/Sh.	Term	Value
Outstanding at January 1, 2006	—	$—
Granted	719	$8.65
Forfeited	(19)	8.58

Outstanding at September 30, 2006	700	$8.65	2.18	$7,715

Vested and expected to vest at September 30, 2006	449	$8.65	1.91	$4,952

     The Company recorded $971,000 in stock-based compensation expense for the three months ended September 30, 2006. The stock-based compensation expense includes $590,000 for stock options, $251,000 for restricted stock units and $130,000 for the ESPP. The Company recorded $2.4 million in stock-based compensation expense for the nine months ended September 30, 2006. The stock-based compensation expense includes $1.8 million for stock options, $257,000 for restricted stock units and $340,000 for the ESPP.
     As of September 30, 2006, there was $6.0 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that cost over a weighted average period of 2.7 years.
     The Company received $5.7 million and $7.9 million in cash from option exercises under all stock-based payment arrangements and employee stock purchase plan for the three and nine months ended September 30, 2006 respectively.
     Comparable Disclosures
     As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the three and nine months ended September 30, 2006, are $797,000 and $1.6 million lower, respectively, than if it had continued to account for share-based compensation under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Basic and diluted income per share for the three and nine months ended September 30, 2006 are $0.02 and $0.04 lower, respectively, than if the Company had continued to account for share-based compensation under APB Opinion No. 25.
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
     For the three and nine months ended September 30, 2005, had the Company accounted for stock-based compensation cost based on the fair value at the grant date, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss:
As reported	$(184)	$(499)
Stock-based employee compensation included in net loss as reported, net of related tax *	326	1,119
Stock-based employee compensation using the fair value method, net of related tax *	(2,457)	(9,243)

Pro forma net loss	$(2,315)	$(8,623)

Basic and diluted net loss per common share:
As reported	$(0.00)	$(0.01)
Pro forma	$(0.06)	$(0.21)

*	The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance.
Note 6. Goodwill and Intangible Assets
     The carrying amounts of the goodwill and other intangible assets as of September 30, 2006 and December 31, 2005 are as follows (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$44,103	$(36,025)	$8,078	$42,381	$(26,783)	$15,598
Patents and patent applications	4,506	(4,249)	257	4,506	(3,152)	1,354
Customer list	12,831	(8,757)	4,074	12,831	(6,272)	6,559
Existing contract	153	(153)	—	251	(120)	131
Non-compete agreements	9,009	(7,514)	1,495	9,009	(7,124)	1,885

Other intangible assets	$70,602	$(56,698)	13,904	$68,978	$(43,451)	25,527

Goodwill			191,620			191,595

			$205,524			$217,122

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The aggregate amortization expense of intangible assets was $4.5 million and $3.9 million for three months ended September 30, 2006 and 2005, respectively, and $13.2 million and $11.0 million for nine months ended September 30, 2006 and 2005, respectively. Of the $4.5 million amortization of intangible assets recorded in the three months ended September 30, 2006, $3.7 million was recorded in cost of license revenues and $828,000 was recorded in operating expenses. Of the $3.9 million amortization of intangible assets recorded in the three months ended September 30, 2005, $3.1 million was recorded in cost of license revenues and $834,000 was recorded in operating expenses. Of the $13.2 million amortization of intangible assets for the nine months ended September 30, 2006, $10.7 million was recorded in cost of license revenues and $2.5 million was recorded in operating expenses. Of the $11.0 million amortization of intangible assets for the nine months ended September 30, 2005, $8.5 million was recorded in cost of license revenues and $2.5 million was recorded in operating expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $3.3 million in the remaining three months of 2006, $7.3 million in 2007, $2.9 million in 2008 and $445,000 in 2009.
Note 7. Restructuring and Excess Facilities
     At various times since 2001, the Company implemented restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.

     Workforce Reductions
     In the three months ended June 30, 2006, the Company resolved the remaining outstanding matter relating to a prior workforce reduction. Accordingly, no accrual for workforce reductions exists as of September 30, 2006.
     Excess Facilities
     During the three months ended September 30, 2006, the Company recorded charges of $10,000 to true up the remaining costs for the excess facilities with leases expiring in 2007 and recorded $31,000 of additional restructuring expense to accrete the excess facilities obligations to present value in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.
     At September 30, 2006, the Company had $10.5 million accrued for excess facilities, which is payable through 2010. This accrual includes minimum lease payments of $11.6 million and estimated operating expenses of $1.9 million offset by estimated sublease income of $3.0 million and the present value discount of $54,000 recorded in accordance with SFAS No. 146. The excess facilities costs were estimated as of September 30, 2006. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. Those facilities that are not subleased are being marketed for sublease and are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could materially affect the Company’s consolidated financial condition and results of operations.
     The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

Excess
Years Ending December 31,	Facilities
2006 (remaining three months)	$1,791
2007	5,246
2008	1,527
2009	1,080
2010	896

10,540
Present value discount of future lease payments	(54)

$10,486

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

		Non-Cancelable
		Lease
	Workforce	Commitments
	Cost	and Other	Total
Balance at December 31, 2005	$34	$16,913	$16,947
Restructuring and excess facilities recoveries	(15)	(998)	(1,013)
Accretion of restructuring obligations to present value	—	126	126
Cash payments	(19)	(5,555)	(5,574)

Balance at September 30, 2006	$—	$10,486	$10,486

Note 8. Borrowings
     The Company entered into a line of credit agreement in August 2001 with a financial institution, which was amended in July 2006. The amended line of credit provides for borrowings up to $13.0 million. Borrowings under the line of credit agreement are secured by cash, cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 8.25% at September 30, 2006, or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At September 30, 2006 and December 31, 2005, there were no borrowings under this line of credit agreement.
Note 9. Guarantees
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party – generally, the Company’s business partners, subsidiaries and/or customers in connection with any United States patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products or services. The term of these indemnification agreements is generally perpetual commencing after execution of the agreement. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and does not expect the liability to be material.
     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of September 30, 2006 and December 31, 2005, the Company does not have or require an accrual for product or service warranties.
     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at September 30, 2006 and December 31, 2005.
Note 10. Interest Income and Other, Net
     Interest income and other, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income	$1,632	$990	$4,438	$2,653
Foreign currency gains	36	53	127	82
Other	(37)	(59)	(129)	(130)

	$1,631	$984	$4,436	$2,605

Note 11. Recent Accounting Pronouncements
     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for years beginning after December 15, 2006. The Company is assessing the impact, if any, on its consolidated results of operations, financial position and cash flows.
Note 12. Contingencies
     The Company leases its main office facilities in Sunnyvale, California and various sales offices in North America, Europe and Asia Pacific under non-cancelable operating leases, which expire at various times through July 2016. Future minimum lease payments under non-cancelable operating leases, as of September 30, 2006, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments
2006 (remaining three months)	$2,671	$1,849	$4,520
2007	7,412	5,498	12,910
2008	2,555	1,973	4,528
2009	1,109	1,258	2,367
2010	958	1,049	2,007
After 2010	5,676	—	5,676

	$20,381	$11,627	$32,008

     Of these future minimum lease payments, the Company has accrued $10.5 million in the restructuring and excess facilities accrual at September 30, 2006. This accrual also included estimated operating expenses and sublease commencement costs of $1.9 million and was net of estimated sublease income of $3.0 million and a present value discount of $54,000.
     At September 30, 2006, the Company had $12.1 million outstanding under standby letters of credit with financial institutions, which are secured by cash, cash equivalents and short-term investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.
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
     The following table presents geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
United States of America	$34,409	$30,052	$94,153	$85,581
United Kingdom	5,939	4,145	21,257	14,051
Other geographies	10,567	9,742	30,992	27,826

	$50,915	$43,939	$146,402	$127,458

	September 30,	December 31,
	2006	2005
Long-lived assets (excluding goodwill):
United States of America	$17,311	$29,822
International	1,466	749

	$18,777	$30,571

     The Company’s revenues are derived from software licenses, consulting and training services and customer support. Although management believes that a significant portion of the Company’s revenue is derived from TeamSite and WorkSite products and related services, the Company does not specifically track revenues by individual products. It is also impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
License	$18,580	$17,417	$54,657	$48,500
Customer support	21,941	19,410	64,021	56,726
Consulting	9,297	5,965	24,072	18,727
Training	1,097	1,147	3,652	3,505

	$50,915	$43,939	$146,402	$127,458

     No customer accounted for more than 10% of the total revenues for the three and nine months ended September 30, 2006 and 2005. At September 30, 2006 and December 31, 2005, no single customer accounted for more than 10% of the outstanding accounts receivable balance.

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
Overview
     Incorporated in March 1995, we are an enterprise software company that serves the enterprise content management (“ECM”) market by providing software and services that enable businesses to create, review, manage, distribute and archive critical business content, such as documents, spreadsheets, e-mails and presentations, as well as Web images, graphics, content and applications code across the enterprise and its value chain of customers, partners and suppliers. Our industry-specific solutions enable organizations to unify people, content and processes to minimize business risk, accelerate time-to-value and sustain lower total cost of ownership. Interwoven’s customers have deployed our products for business initiatives such as improving customer experience, streamlining information technology processes, enabling greater compliance and more. To date, more than 3,600 enterprises and professional services organizations worldwide have licensed our software solutions and products. We had 770 employees as of September 30, 2006.
     We operate in a single segment: the design, development and marketing of enterprise content management software solutions. Our goal is to be the leading provider of ECM software solutions. We are focused on generating profitable and sustainable growth through internal research and development, licensing from third parties and acquisitions of companies with complementary products and technologies.
     Our revenues are derived from software licenses, customer support and professional services. We license our software to businesses, professional services organizations and government agencies generally on a non-exclusive and perpetual basis. The growth in our software license revenues is affected by the strength of general economic and business conditions, customer budgetary constraints and the competitive position of our software solutions. Software licenses revenues are also affected by long, unpredictable sales cycles and, therefore, are very difficult to forecast from period to period. Our consolidated results of operations have been impacted in recent periods by long product evaluation periods, protracted contract negotiations and multiple authorization requirements of our customers, which we believe are experiences that reflect the general trend in the highly fragmented and intensely competitive ECM market. While we have taken steps to mitigate the effects of these forces, we expect that our consolidated results of operations will continue to be affected by them for the foreseeable future.
     Customer support revenues are primarily influenced by the amount of new support contracts sold in connection with the sale of software licenses and the renewal rate of existing support contracts. Customers that purchase software licenses usually purchase support contracts and renew their support contracts annually. Our support contracts entitled our customers to unspecified product upgrades and technical support during the support period. Professional services consist of software installation and integration, training and business process consulting. Professional services are predominately billed on a time-and-materials basis and we recognize revenues when the services are performed. Professional services revenues are influenced primarily by the number of professional services engagements sold in connection with software license sales and the customers’ use of third party services providers.

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
Results of Operations
     Over the past several years, we have focused on expanding our product offerings into the enterprise content management (“ECM”) market and, during the period from 2003 to 2005, added through acquisition products and solutions with digital asset management, collaborative document management, records management, content publishing and financial services vertical market capabilities.
     The ECM market is fragmented and intensely competitive and growth in the ECM market has been sporadic as customers tightly manage their information technology budgets and priorities. Our consolidated results of operations have been impacted in recent periods by long product evaluation periods, protracted contract negotiations and multiple authorization requirements of our customers. While we have taken steps to mitigate the effects of these forces, we expect that our consolidated results of operations will continue to be affected by them for the foreseeable future.
Revenues
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
License	$18,580	$17,417	7%	$54,657	$48,500	13%
Percentage of total revenues	36%	40%		37%	38%
Support and service	32,335	26,522	22%	91,745	78,958	16%
Percentage of total revenues	64%	60%		63%	62%

	$50,915	$43,939	16%	$146,402	$127,458	15%

     Total revenues increased 16% to $50.9 million for the three months ended September 30, 2006 from $43.9 million for the three months ended September 30, 2005. Sales outside of the United States of America represented 32% of our total revenues for the three months ended September 30, 2006 and 2005. Total revenues increased 15% to $146.4 million for the nine months ended September 30, 2006 from $127.5 million for the nine months ended September 30, 2005. We believe that the increase in revenues in three and nine months ended September 30, 2006 was attributable to higher customer spending in most of our geographic regions. However, we expect that many of our prospects and customers will remain cautious in their information technology spending initiatives during the remainder of 2006 and that our sales cycles and revenues will continue to be affected by this behavior. In addition, we believe that a decrease in spending on information technology initiatives and the effect of longer sales cycles could adversely affect our business for the foreseeable future and, to the extent that any improvement has occurred or occurs in either the information technology spending environment or sales cycles, such improvements may not be sustained in future periods.
     License. License revenues increased 7% to $18.6 million for the three months ended September 30, 2006 from $17.4 million for the three months ended September 30, 2005. License revenues represented 36% and 40% of total revenues for the three months ended September 30, 2006 and 2005, respectively. We believe that the increase in license revenues for the three months ended September 30, 2006 over the same period in 2005 was primarily due to higher license revenues in most of our geographic regions, in particular Europe and Asia Pacific. We had one license transaction exceeding $1.0 million in the three months ended September 30, 2006, and three license transactions of $1.0 million or greater in the same period of 2005. Our average selling prices were $158,000 and $217,000 for the three months ended September 30, 2006 and 2005, respectively, for transactions in excess of $50,000 in aggregate license revenues. The decrease in average selling price was primarily due to fewer transactions in excess of $1.0 million when compared to the prior year. License revenues increased 13% to $54.7 million for the nine months ended September 30, 2006 from $48.5 million in the same period in 2005. We believe that the increase in license revenues for the nine months ended September 30, 2006 over the prior year was attributable to higher customer spending in most of our geographic regions, in particular Europe and Asia Pacific. License revenues represented 37% and 38% of total revenues for the nine months ended September 30, 2006 and 2005, respectively.
     Support and Service. Support and service revenues increased 22% to $32.3 million for the three months ended September 30, 2006 from $26.5 million for the same period in 2005. The increase in support and service revenues was primarily the result of a $3.3 million increase in consulting services revenues mainly due to a number of large consulting engagements in 2006, the early completion of a few consulting engagements with customer acceptance provisions and a $2.5 million increase in customer support revenues from a larger installed base of customers and customer follow-on orders. Support and service revenues accounted for 64% and 60% of total revenues for the three months ended September 30, 2006 and 2005, respectively. Support and service revenues increased 16% to $91.7 million for the nine months ended September 30, 2006 from $79.0 million for the same period in 2005. The increase in support and service revenues was primarily the result of a $7.3 million increase in customer support revenues from a larger installed base of customers and customer follow-on orders and a $5.3 million increase in consulting services revenues. Support and service revenues accounted for 63% and 62% of total revenues for the nine months ended September 30, 2006 and 2005, respectively.

Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
License	$4,426	$3,951	12%	$13,015	$10,781	21%
Percentage of total revenues	9%	9%		9%	8%
Percentage of license revenues	24%	23%		24%	22%
Support and service	13,140	10,731	22%	37,324	30,987	20%
Percentage of total revenues	26%	24%		25%	24%
Percentage of support and service revenues	41%	40%		41%	39%

	$17,566	$14,682	20%	$50,339	$41,768	21%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 9% of total revenues for the three months ended September 30, 2006 and 2005. The increase in cost of license revenues in absolute dollars for the three months ended September 30, 2006 from the same period in 2005 was attributable primarily to a $542,000 increase in amortization of purchased technology offset by a $69,000 decrease in royalties due to third parties. The increase in amortization of purchased technology is attributable to the intangible assets acquired in the acquisition of Scrittura, Inc. in August 2005. Cost of license revenues represented 9% and 8% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. The increase in cost of license revenues in absolute dollars and as a percentage for the nine months ended September 30, 2006 from the same period in 2005 was primarily attributable to a $2.2 million increase in amortization of purchased technology as a result of recent acquisitions.
     Based solely on acquisitions completed through the nine months ended September 30, 2006 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $2.4 million for the remaining three months of 2006, $4.3 million in 2007, $2.6 million in 2008 and $445,000 for 2009. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded in our software are under fixed-fee arrangements.
     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and customer support personnel, costs associated with furnishing product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 22% from $10.7 million to $13.1 million in the three months ended September 30, 2006 from the same period in 2005. The increase in cost of support and service revenues in the three months ended September 30, 2006 from the same period in 2005 was due primarily to a $1.1 million increase in personnel related costs primarily from additional headcount and higher subcontractor fees of $1.0 million as a result of the increased usage of outside consulting firms to supplement our current services capacity. Cost of support and service revenues represented 41% and 40% of support and service revenues for the three months ended September 30, 2006 and 2005, respectively. The increase in cost of support and service revenues as a percentage of its related revenues was primarily attributable to an increase in consulting services and training revenues as a percentage of total support and service revenues, as consulting services and training revenues generally have lower gross margins than support revenues. Cost of support and service revenues increased 20% to $37.3 million for the nine months ended September 30, 2006 from $31.0 million for the same period in 2005. The increase in cost of support and service revenues in the nine months ended September 30, 2006 from the same period in 2005 was due primarily to a $3.3 million increase in personnel related costs, resulting primarily from additional headcount, higher subcontractor fees of $1.7 million as a result of the increased usage of outside consulting firms to supplement our current services capacity, a $422,000 increase in travel expenses attributable to higher levels of activity in our consulting services engagements and a $371,000 increase in stock-based compensation related to the adoption of SFAS No. 123R. Cost of support and service revenues represented 41% and 39% of support and service revenues in the nine months ended September 30, 2006 and 2005, respectively. The increase in cost of support and service revenues as a percentage of its related revenues was primarily attributable to an increase in consulting services and training revenues as a percentage of total support and service revenues, as consulting services and training revenues generally have lower gross margins than support revenues. Support and service headcount was 212 and 204 at September 30, 2006 and 2005, respectively.
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
Operating Expenses
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Sales and marketing	$18,877	$17,966	5%	$56,446	$51,965	9%
Percentage of total revenues	37%	41%		39%	41%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased 5% to $18.9 million for the three months ended September 30, 2006 from $18.0 million for the same period in 2005. The increase in sales and marketing expenses in the three months ended September 30, 2006 from the same period in 2005 was due primarily to a $793,000 increase in marketing program expense, a $274,000 increase in stock-based compensation related to the adoption of SFAS No. 123R, a $153,000 increase in travel expense and offset by a $419,000 decrease in personnel costs due to lower headcount. Sales and marketing expenses increased 9% to $56.4 million for the nine months ended September 30, 2006 from $52.0 million for the same period in 2005. The increase in sales and marketing expenses in the nine months ended September 30, 2006 from the same period in 2005 was due primarily to a $1.9 million increase in commissions as a result of higher license revenue, a $1.0 million increase in marketing program expense, a $633,000 increase in stock-based compensation related to the adoption of SFAS No. 123R and a $534,000 increase in travel expenses. Sales and marketing expenses represented 37% and 41% as a percentage of total revenues in the three months ended September 30, 2006 and 2005, respectively and represented 39% and 41% as a percentage of total revenues in the nine months ended September 30, 2006 and 2005, respectively. The decrease in sales and marketing expenses as a percentage of total revenues is due to higher total revenues and lower headcount in 2006 as compared to 2005. Sales and marketing headcount was 236 and 240 at September 30, 2006 and 2005, respectively.
     We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.

     Research and Development
     The following sets forth, for the periods indicated, our research and development expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Research and development	$8,902	$7,639	17%	$25,984	$23,649	10%
Percentage of total revenues	17%	17%		18%	19%
     Research and development expense consists of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expense increased 17% to $8.9 million in the three months ended September 30, 2006 from $7.6 million for the same period in 2005. The increase in the three months ended September 30, 2006 from the same period in 2005 was primarily due to a $415,000 increase in third-party contractor fees, a $402,000 increase in personnel related costs due to higher headcount and a $226,000 increase in stock-based compensation related to the adoption of SFAS No. 123R. Research and development expense increased 10% to $26.0 million for the nine months ended September 30, 2006 from $23.6 million for the same period in 2005. The increase in the nine months ended September 30, 2006 from the same period in 2005 was primarily due to a $956,000 increase in personnel related costs due to higher headcount, $444,000 in stock-based compensation related to the adoption of SFAS No. 123R, a $439,000 increase in third-party contractor fees and a $185,000 increase in travel expense. Research and development expense was 17% of total revenues in the three months ended September 30, 2006 and 2005 and was 18% and 19% for the nine months ended September 30, 2006 and 2005, respectively. Research and development headcount was 230 and 198 at September 30, 2006 and 2005, respectively. The increase in headcount was due to staffing of our development operation in Bangalore, India. We expect research and development expenses in 2006 will decline slightly as a percentage of total revenues when compared to 2005 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.
     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
General and administrative	$3,964	$3,673	8%	$13,015	$10,403	25%
Percentage of total revenues	8%	8%		9%	8%
     General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expenses increased 8% for the three months ended September 30, 2006 when compared to the same period ended September 30, 2005. The increase was primarily due to a $65,000 increase in stock-based compensation related to the adoption of SFAS No. 123R, a $59,000 increase in personnel related costs and $90,000 related to lower expense for doubtful accounts in the prior year period. General and administrative expenses increased 25% to $13.0 million for the nine months ended September 30, 2006 from $10.4 million for the same period in 2005. The increase was primarily due to $1.6 million in charges relating to the retirement of our former Chief Executive Officer, a $675,000 increase in professional fees and a $525,000 increase in rent and utilities expense. General and administrative expenses represented 8% of total revenues in the three months ended September 30, 2006 and 2005, and 9% and 8% of total revenues for the nine months ended September 30, 2006 and 2005, respectively. General and administrative headcount was 92 and 86 at September 30, 2006 and 2005, respectively. We expect general and administrative expenses to remain consistent as a percentage of total revenues in 2006 when compared to 2005 due to continued cost control efforts and economies of scale offset by charges relating to the retirement of our former Chief Executive Officer and expected costs associated with hiring a new Chief Executive Officer.

     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Amortization of intangible assets	$828	$834	(1)%	$2,484	$2,472	*
Percentage of total revenues	2%	2%		2%	2%

*	percentage not meaningful
     Amortization of intangible assets was $828,000 and $834,000 for the three months ended September 30, 2006 and 2005, respectively, and $2.5 million for the nine months ended September 30, 2006 and 2005. Based on the intangible assets recorded as of September 30, 2006, we expect amortization of intangible assets classified as operating expenses to be $828,000 in the remaining three months of 2006, $2.9 million in 2007 and $308,000 in 2008. We may incur additional amortization expense beyond these expected future levels to the extent we complete acquisitions in the future.
     We performed our annual impairment test on goodwill in the third quarter of 2006. Based on this testing, we determined that the carrying value of recorded goodwill of $191.6 million had not been impaired. Accordingly, no impairment charge was recorded as a result of this testing. Generally accepted accounting principles in the United States of America require that we review the value of goodwill and intangible assets from time to time to determine whether the recorded values of these assets have been impaired and should be reduced. We perform impairment assessments on an interim basis when indicators exist that goodwill or our intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.
     Restructuring and Excess Facilities Charges (Recoveries)
     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Restructuring and excess
facilities charges (recoveries)	$41	$35	*	$(887)	$(598)	*

*	percent not meaningful
     For the three and nine months ended September 30, 2006, we recorded $31,000 and $126,000, respectively, of additional restructuring expense to accrete the remaining excess facilities obligations to present value in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.
     During the three months ended September 30, 2006, we recorded charges of $10,000 to true up the remaining costs for the excess facilities with leases expiring in 2007. During the three months ended June 30, 2006, we reversed $630,000 of the previously recorded restructuring accrual as a result of an extension to an existing sublease agreement for one of our excess facilities located in the San Francisco Bay Area, resulting in a change in the estimate of expected sublease income. During the three months ended March 31, 2006, we reversed $377,000 of the previously recorded restructuring accrual as a result of revisions to estimated operating expenses for certain of our previously abandoned facilities.

     For the three and nine months ended September 30, 2005, we recorded $67,000 and $229,000, respectively, associated with the accretion of discounted future lease payments on excess facilities.
     During the three months ended September 30, 2005, we reversed $32,000 of recorded restructuring accrual since the outstanding matters associated with the termination of certain European employees were settled. During the three months ended June 30, 2005, we reversed $462,000 of the previously recorded restructuring accrual as a result of our subleasing an excess facility in Mountain View, California, which sublease was not previously anticipated or considered probable. During the three months ended March 31, 2005, we reversed $333,000 of the recorded restructuring accrual related to the expected settlement costs for several outstanding matters associated with the termination of certain European employees in 2004.
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
Interest Income and Other, Net
     The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Interest income and other, net	$1,631	$984	66%	$4,436	$2,605	70%
Percentage of total revenues	3%	2%		3%	2%
     Interest income and other is composed of interest earned on our cash, cash equivalents and investments and foreign exchange transaction gains and losses. Interest income and other increased 66% to $1.6 million for the three months ended September 30, 2006 from $984,000 for the three months ended September 30, 2005. For the nine months ended September 30, 2006, interest and other income increased 70% to $4.4 million from $2.6 million in the same period in 2005. The increases were primarily due to higher average interest rates on our cash and investments and a higher average balance of cash and investments.
Provision for Income Taxes
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Provision for income taxes	$595	$278	114%	$1,350	$903	50%
Percentage of total revenues	1%	1%		1%	1%
     We recorded an income tax provision of $595,000 and $1.4 million for the three and nine months ended September 30, 2006, respectively, as compared to a provision of $278,000 and $903,000 for the same periods ended September 30, 2005, respectively. The income tax provisions for the three and nine months ended September 30, 2006 and 2005 were comprised primarily of foreign income taxes and foreign withholding taxes, and also included a provision for federal alternative minimum tax and state income taxes.
     The effective tax rate for the nine months ended September 30, 2006 was calculated based on the results of operations for the nine months ended September 30, 2006 and does not reflect an annual effective tax rate. Since we cannot consistently predict our future operating income, or in which jurisdiction future operating income will be earned, we are not using an annual effective tax rate to apply to the operating income for the nine-month period ended September 30, 2006.
     The effective tax rate for the nine months ended September 30, 2006 was 39% compared with 224% for the comparable period ended September 30, 2005. This change in the effective rate was primarily due to the effect of withholding taxes and increased pre-tax income for nine months ended September 30, 2006 as compared to the comparable period ended September 30, 2005.
     At the close of the most recent year-end, our management determined that, based upon its assessment of positive and negative evidence available, it was appropriate to continue to provide a full valuation allowance against its net deferred tax assets. As of September 30, 2006, it continues to be the assessment of management that a full valuation allowance against its net deferred tax assets is appropriate.
Liquidity and Capital Resources

	September 30,	December 31,
	2006	2005
	(in thousands)
Cash, cash equivalents and short-term investments	$160,368	$137,199
Working capital	$104,855	$85,969
Stockholders’ equity	$310,819	$298,199
     Our primary sources of cash are the collection of accounts receivable from our customers and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional services and facilities and related costs. We also use cash to purchase property and equipment, pay liabilities for excess facilities and to acquire businesses and technologies to expand our product offerings.
     A number of non-cash items were charged to expense and increased our net loss or decreased our net income for the three and nine months ended September 30, 2006 and 2005. These items include depreciation and amortization of property and equipment, intangible assets and stock-based compensation. Although these non-cash items may increase or decrease in amount and therefore cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.
     Cash provided by operating activities for the nine months ended September 30, 2006 was $19.0 million, representing an increase of $12.0 million from the same period in 2005. This increase primarily resulted from our net income, after adjusting for non-cash items, and increases in accounts payable, accrued liabilities, decreases in accounts receivable, offset by payments to reduce our restructuring and excess facilities accrual. Payments made to reduce our restructuring and excess facilities obligations totaled $5.6 million in the nine months ended September 30, 2006. Our days sales outstanding in accounts receivable (“days outstanding”) were 54 days and 60 days at September 30, 2006 and December 31, 2005, respectively.
     Cash provided by operating activities for the nine months ended September 30, 2005 was $7.0 million. This amount primarily resulted from our net loss, adjustments for non-cash expenses and payments to reduce our restructuring and excess facilities accrual offset in part by higher accounts receivable outstanding. Payments made to reduce our excess facilities obligations totaled $5.8 million.
     Cash used in investing activities was $21.4 million for the nine months ended September 30, 2006. This resulted from net payments out of our cash and cash equivalents for the purchase of short-term investments of $17.1 million; $1.6 million in purchased technology and $2.7 million to purchase property and equipment.
     Cash provided by investing activities was $15.2 million for the nine months ended September 30, 2005. This primarily resulted from net proceeds from short-term investments of $34.2 million, $16.6 million to acquire Scrittura and $2.4 million to purchase property and equipment.

     Cash provided from financing activities was $7.9 million and $4.8 million for the nine months ended September 30, 2006 and 2005, respectively, and consists of cash received from the exercise of common stock options and shares issued under the Company’s employee stock purchase plan.
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
     Bank Borrowings. We have a $13.0 million line of credit available to us at September 30, 2006, which is secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under our line of credit. This line of credit agreement expires in July 2007 and primarily serves as collateral for letters of credit required by our facilities leases. There were no outstanding borrowings under this line of credit as of September 30, 2006.
     Facilities. We lease our facilities under operating lease agreements that expire at various dates through 2016. As of September 30, 2006, minimum cash payments due under our operating lease obligations totaled $32.0 million. The following presents our prospective future lease payments under these agreements as of September 30, 2006, which is net of our estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net	Net Future
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Outflows
2006 (remaining three months)	$2,671	$1,849	$241	$183	$1,791	$4,462
2007	7,412	5,498	994	742	5,246	12,658
2008	2,555	1,973	802	356	1,527	4,082
2009	1,109	1,258	523	345	1,080	2,189
2010	958	1,049	452	299	896	1,854
Thereafter	5,676	—	—	—	—	5,676

	$20,381	$11,627	$3,012	$1,925	$10,540	$30,921

Less: Present value discount of future lease payments					(54)

Obligations for excess facilities recognized as of September 30, 2006					$10,486

     The restructuring and excess facilities accrual at September 30, 2006 includes minimum lease payments of $11.6 million and estimated operating expenses of $1.9 million offset by estimated sublease income of $3.0 million and the present value discount of $54,000 recorded in accordance with SFAS No. 146. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
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
     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At September 30, 2006, we had $12.1 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments.
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
Financial Risk Management
     As we operate in a number of countries around the world, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-United States Dollar-denominated revenues and operating expenses in Europe, Asia Pacific and Canada.
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
Off-Balance-Sheet Arrangements
     We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of September 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
     We have entered into operating leases for most United States and international offices in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of September 30, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2016. Rent expenses under operating leases were $1.9 million and $5.9 million for the three and nine months ended September 30, 2006, respectively, $2.4 million and $7.4 million for the three and nine months ended September 30, 2005, respectively. Future minimum lease payments under our operating leases as of September 30, 2006 are detailed previously in “Liquidity and Capital Resources.”

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
     Under SOP 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable and the arrangement does not require additional services that are essential to the functionality of the software. We must make judgments and estimates to determine whether or not the certainty of these elements has been met.
     At the outset of our customer arrangements, if we determine that the arrangement fee is not fixed or determinable, we recognize revenue when the arrangement fee becomes due and payable. We use judgment to assess whether the fee is fixed or determinable based on the payment terms associated with each transaction. If a portion of the license fee is due beyond our normal payments terms, which generally does not exceed 185 days from the invoice date, we do not consider the fee to be fixed or determinable. In these cases, we recognize revenue as the fees become due. We use judgment to determine collectibility on a case-by-case basis, following analysis of the general payment history within the geographic sales region and a customer’s years of operation, payment history and credit profile. If we determine from the outset of an arrangement that collectibility is not probable based upon our review process, we recognize revenue as payments are received. We periodically review collection patterns from our geographic locations to ensure historical collection results provide a reasonable basis for revenue recognition upon signing of an arrangement.
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
     Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method, in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock options granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Since we elected to use the modified prospective transition method, the consolidated results of operations have not been restated for prior periods. At September 30, 2006, there was $6.0 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.7 years.

     Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating expected life, stock price volatility and forfeiture rates. We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions are shown in Note 5, Stock-Based Compensation, to the Condensed Consolidated Financial Statements under Part I, Item. 1. We estimate the expected life of options granted based on the history of grants and exercises in our option database. We also estimate the volatility based upon the historical volatility experienced in our stock price. To the extent volatility of our stock price changes in the future, our estimates of the fair value of options granted in the future would change, thereby increasing or decreasing stock-based compensation expense in future periods. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero in the Black-Scholes option valuation model. In addition, we apply an expected forfeiture rate when amortizing our expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise our estimates in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. In the future, as empirical evidence regarding these input estimates is able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.
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
     We have determined that we have one reporting unit. We performed and completed our required annual impairment testing in the third quarter of 2006. Upon completing our review, we determined that the carrying value of our recorded goodwill had not been impaired and no impairment charge was recorded. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. Although we determined in 2006 that our recorded goodwill had not been impaired, changes in the economy, the business in which we operate and our own relative performance may result in goodwill impairment in future periods. Accordingly, future changes in market capitalization could result in significantly different fair values of the reporting unit, which may impair goodwill.
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
     All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are “available for sale” and are considered to be short-term investments. The following table presents the carrying value, which approximates fair value, and related weighted average interest rates for cash equivalents and short-term investments at September 30, 2006 (in thousands, except percentages):

		Average
	Carrying	Interest
	Value	Rate
Cash equivalents	$41,067	4.51%
Short-term investments	81,349	4.36%

	$122,416	4.41%

     At September 30, 2006, we had no outstanding borrowings.

Foreign Currency Risk
     We develop our software products in the United States and India for sale in the Americas, Europe and Asia Pacific. Our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. A majority of our revenues are denominated in United States Dollars; however, a strengthening of the United States Dollar could make our software products less competitive in foreign markets. We enter into forward foreign currency contracts to manage the exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. At September 30, 2006, we had outstanding forward foreign currency contracts with notional amounts totaling approximately $5.2 million. The forward foreign currency contracts expire in October 2006 and offset certain foreign currency exposures in the Euro, British Pound and Australian Dollar. These forward foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, and accordingly, are marked to market and recognized in the consolidated results of operations. The fair value of the liability associated with forward foreign currency contracts recognized in the consolidated financial statements as of September 30, 2006 was $4,000.
     The table below provides information about our forward foreign currency contracts at September 30, 2006. The information is provided in United States Dollar equivalent amounts. The following table presents the notional amounts, at contract exchange rates, and the contractual foreign currency exchange rates expressed as units of the foreign currency per United States Dollar, which in some cases may not be the market convention for quoting a particular currency (in thousands, except rates):

		Contract
	Notional	Exchange
	Principal	Rate
Australian Dollars	$723	0.74
Euros	1,780	1.27
British Pounds	2,743	1.87

	$5,247

Estimated fair value of liability	$4

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
Commodity Price Risk
     We did not hold commodity instruments as of September 30, 2006 and have never had such instruments in the past.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including the President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Current Report on Form 10-Q.
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
     Based on their evaluation as of September 30, 2006, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were sufficiently effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or fraud. An internal control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within Interwoven, Inc. have been detected.
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
     We have incurred operating losses for most of our history. Although we have recently begun reporting net income, we had an accumulated deficit of $404.3 million as of September 30, 2006. We must increase both our license and support and service revenues to achieve and sustain profitable operations and positive cash flows. If we are able to maintain profitability and positive cash flows, we cannot assure you that we can sustain or increase profitability or cash flows on a quarterly or annual basis in the future. Failure to achieve such financial performance would likely cause the price of our common stock to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.
Many factors can cause our operating results to fluctuate and if we fail to satisfy the expectations of investors or securities analysts, our stock price may decline.
     Our quarterly and annual operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors impacting these fluctuations are likely to be:
•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the inherent complexity, length and associated unpredictability of our sales cycle;

•	seasonal fluctuations in information technology purchasing;

•	the success or failure of any of our product offerings to meet with customer acceptance;

•	delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	timing of large customer orders;

•	changes in competitors’ product offerings;

•	sales force capacity and the influence of resellers and systems integrator partners;

•	our ability to integrate newly acquired products with our existing products and effectively sell newly acquired products; and

•	the level of our sales incentive and commission related expenses.

     Many of these factors are beyond of our control. Further, because we experience seasonal variations in our operating results as part of our normal business cycle, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. For example, we experienced several delayed software license orders at the end of the second quarter of 2005 resulting in lower license revenue. If our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.
The timing of large customer orders may have a significant impact on our consolidated financial results from period to period.
     Our ability to achieve our forecasted quarterly earnings is dependent on receiving a significant number of license transactions in the mid to high six-figure range or possibly even larger orders. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue and we had one license transaction in excess of $1.0 million in the third quarter of 2006. Because it is difficult for us to accurately predict the timing of large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from anticipated levels. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.
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
     For the three and nine months ended September 30, 2006 and 2005, we believe that a significant portion of our total revenue was derived from our TeamSite and WorkSite products and related services, and we expect this to be the case in future periods. Accordingly, any decline in the demand for these products or services will have a material and adverse effect on our consolidated financial results.
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
     Our support and service revenues represented approximately 64% and 60% of total revenues for the three months ended September 30, 2006 and 2005, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, reduced license revenue is likely to result in lower support and services revenue in the future. Our support agreements generally have a term of one year and are renewable thereafter, generally for one year. Customers may elect not to renew their support agreements or may reduce the license software quantity under their support agreements, in either event reducing our future support revenue. Additionally, demand for these services is affected by competition from independent service providers and systems integrators with knowledge of our software products. Since mid-2000, we have experienced increased competition for professional services engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues may decline.
     For the three months ended September 30, 2006 and 2005, we recognized support revenues of $21.9 million and $19.4 million, respectively. Our support agreements typically have a term of one year and are renewable thereafter for periods generally of one year. Customers may elect not to renew their support agreements, renew their support contracts at lower prices or may reduce the license software quantity under their support agreements, thereby reducing our future support revenue.
We must attract and retain qualified personnel to be successful and competition for qualified personnel is increasing in our market.
     Our success depends to a significant extent upon the continued contributions of our key management, technical, sales, marketing and consulting personnel, many of whom would be difficult to replace. The loss of one or more of these employees could harm our business. We do not have key person life insurance for any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, consulting and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in our area. This makes it difficult to retain our key personnel and to recruit highly qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees. Replacing departing executive officers and key employees can involve organizational disruption and uncertain timing. We experienced comparably high turnover in our consulting personnel in the three months ended September 30, 2006. We are currently searching for a Chief Executive Officer to replace our former Chief Executive Officer who retired effective March 31, 2006.
     The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ Stock Market requiring shareholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, SFAS No. 123R which came into effect on January 1, 2006, requires us to record compensation expense for the fair value of equity awards granted to employees. To the extent that new regulations make it more difficult or expensive to grant equity awards to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.
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

Increasing competition could cause us to reduce our prices and result in lower gross margins or loss of market share.
     The enterprise content management market is fragmented, rapidly changing and highly competitive. Our current competitors include:
•	companies addressing needs of the market in which we compete such as EMC Corporation, IBM, Microsoft Corporation, Open Text Corporation, Oracle Corporation, Stellent, Inc., Vignette Corporation and Xerox Corporation;

•	intranet and groupware companies, such as IBM, Microsoft Corporation and Novell, Inc.;

•	open source vendors, such as OpenCms, Mambo and RedHat, Inc.; and

•	in-house development efforts by our customers and partners.
     We also face potential competition from our strategic partners, such as Microsoft Corporation, or from other companies that may in the future decide to compete in our market. Many existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Captiva Software Corporation, Documentum, Inc. and RSA Security Inc. by EMC Corporation, FileNet, Inc. and Presence Online Pty Ltd. by IBM, Optika, Inc. by Stellent, Inc., Artesia Technologies, Inc. and Hummingbird Ltd. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.
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
     We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the three months ended September 30, 2006 and 2005, revenues from these international operations constituted approximately 32% and 36% of our total revenues, respectively. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks including:
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
     At September 30, 2006, we had $191.6 million in net goodwill and $13.9 million in net other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of these acquired assets from time to time to determine whether the recorded values have been impaired and should be reduced. In connection with our 2002 review, we reduced recorded goodwill by $76.4 million. We will continue to perform impairment assessments on an interim basis when indicators exist that suggest that our goodwill or intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

We have experienced transitions in our management team and our Board of Directors in the past and may continue to do so in the future.
     We have experienced transitions on our Board of Directors and among our executive officers, including the retirement of Martin W. Brauns as Chairman of the Board of Directors effective January 25, 2006 and as our President and Chief Executive Officer effective March 31, 2006. We cannot assure you that we will be able to identify and hire a Chief Executive Officer. While we are without a Chief Executive Officer, existing management has been tasked with additional duties and responsibilities. For example, as President, Scipio M. Carnecchia serves as our principal executive officer and is responsible for our worldwide sales function. To the extent additional duties and responsibilities conflict with or negatively affect the ability of members of management to perform the duties and responsibilities assigned to them before the retirement of our former Chairman of the Board and Chief Executive Officer, our performance could suffer and our results of operations could be adversely affected. Even if we are successful at finding and hiring a suitable Chief Executive Officer, leadership transitions can be inherently difficult to manage and may cause disruption in our business and/or turnover in our workforce or executive team.
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
     Our direct sales force depends, in part, on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. Approximately 57% of our new license orders from customers for the three months ended September 30, 2006 were influenced by or co-sold with our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits and lose our investments in those relationships. In addition, revenues from any strategic partnership, no matter how significant we expect it to be, depend on a number of factors outside our control, are highly uncertain and may vary from period to period. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.
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
     At various times since 2001, we reduced our worldwide workforce in response to declining demand for our products and to integrate businesses acquired. In connection with these activities, we relocated offices and abandoned facilities in the San Francisco Bay Area; Chicago, Illinois; New York, New York; Boston, Massachusetts; Austin, Texas and several locations internationally. As a result, we are continuing to pay for facilities that we are not using and have no future plans to use. At September 30, 2006, we have an accrual for excess facilities of $10.5 million, which is net of anticipated sublease income of $3.0 million and a present value discount of $54,000. If the commercial real estate market deteriorates, if our anticipated sublease income is not realized or if we cannot sublease these excess facilities at all, we may be required to record additional charges for excess facilities or revise our estimate of sublease income in the future which may be material to our consolidated financial condition and results of operations.
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
     Further, third parties have claimed and may claim in the future that our products infringe the intellectual property of their products. Additionally, our license agreements require that we indemnify our customers for infringement claims made by third parties involving our intellectual property. Intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend, cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or reengineer such products, if feasible, divert management’s attention or resources, or cause product delays, or require us to enter into royalty or licensing agreements to obtain the right to use a necessary product, component or process; any of which could have a material impact on our consolidated financial condition and results of operation.
We are now required to account for stock-based compensation using the fair value method and it will significantly increase our compensation costs and decrease our net income, which may cause the trading price of our common stock to decline.
     As of January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, which requires the measurement of all share-based payments to employees, including grants of equity awards, using a fair-value-based method and the recording of compensation expense in the consolidated statement of operations. As a result, starting in 2006, our operating results contain charges for stock-based compensation expense related to share-based payments to employees. In the three and nine months ended September 30, 2006, we incurred $971,000 and $2.4 million in stock compensation expense related to this pronouncement. As the computation of stock compensation expense under SFAS No. 123R is complex and subject to a number of factors outside of our control, the amount of our ongoing costs for stock compensation is difficult to predict. We believe, however, that SFAS No. 123R has had and will continue to have a significant adverse impact on our consolidated statements of operations. We cannot predict the effect that this adverse impact will have on the trading price of our common stock.
ITEM 2. UNREGISTRERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the period of this report, we issued to a General Electric Company 505 shares of common stock upon the full net exercise of warrant to purchase common stock that was originally issued as a warrant to purchase Series E Preferred Stock in connection with a commercial transaction in July 1999. Upon the closing of our initial public offering on October 14, 1999, all of our preferred stock converted into common stock and the warrant became exercisable for common stock. The right to purchase the balance of 27,326 shares issuable under the warrant (26,821 shares) was canceled in connection with the net exercise of this warrant. These securities were not registered under the Securities Act of 1933, as amended, in reliance upon the exemption provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder for transactions by an issuer not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders on July 12, 2006, the following matters were considered and voted upon:
(a)	The election of four directors to hold office until the 2007 Annual Meeting of Stockholders. The votes cast and withheld for such nominees were as follows:

	Votes	Votes
	For	Withheld
Ronald E. F. Codd	39,634,128	436,252
Bob L. Corey	39,756,481	313,899
Frank J. Fanzilli, Jr.	29,259,478	10,810,902
Thomas L. Thomas	27,802,040	12,268,340
(b)	To ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2006.

For	39,812,096
Against	251,247
Abstain	7,037
     Based on these voting results, each of the directors nominated was elected and the appointment of Ernst & Young LLP was ratified.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.01	Certification of the President pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the President pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, County of Santa Clara, State of California, on the 8th day of November 2006.

INTERWOVEN, INC.
(Registrant)

By:	/s/ SCIPIO M. CARNECCHIA
Scipio M. Carnecchia
President

/s/ JOHN E. CALONICO, JR.

John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.
EXHIBIT INDEX
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2006

Number	Exhibit Title

31.01	Certification of the President pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the President pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.