Form 10-K
period 2006-12-31
INTERWOVEN INC
filed 2007-12-14
CIK 1042431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-27389

INTERWOVEN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0523543 (I.R.S. Employer Identification No.)

160 East Tasman Drive, San Jose, California 95134
(Address of principal executive offices and zip code)

(408) 774-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 as approximately $365,631,000 (based on the last reported sale price of $8.58 on June 30, 2006 on The NASDAQ Global Market).

The number of shares outstanding of the Registrant’s common stock as of October 31, 2007 was approximately 45,284,000.

INTERWOVEN, INC.

Interwoven, Interwoven & Design, ControlHub, DealConnect, DeskSite, EnConnect, EnMonitor, FileSite, iManage, iManage Mailsite, Intrago, LiveSite, MediaBin, MetaCode, MetaFinder, MetaTagger, OffSite, OpenDeploy, Optimost, Scrittura, SmartPublisher, TeamCatalog, TeamSite, TeamXML, TeamXpress, WorkDocs, WorkPortal, WorkRoute, WorkSite, WorkTeam, the respective taglines, logos and service marks are trademarks of Interwoven, Inc., which may be registered in certain jurisdictions. All other trademarks are owned by their respective owners.

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

EXPLANATORY NOTE

In this Annual Report on Form 10-K, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005 and 2004 as a result of a voluntary review of our historical stock option granting practices and related accounting issues. We are also restating the unaudited quarterly condensed consolidated financial statements for interim periods of 2005, and the unaudited condensed consolidated balance sheets for the first three quarters of 2006. This restatement is more fully described in “Restatement of Consolidated Financial Statements” in Note 3 of the Notes to Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

This Annual Report on Form 10-K also reflects the restatement of “Selected Financial Data” in Item 6 for the four consecutive years in the period ended December 31, 2005, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the two years ended December 31, 2005 and 2004, and “Financial Statements and Supplementary Data” in Item 8 for the interim quarters in 2005 and the first three interim quarters in 2006.

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon.

The increase in stock-based compensation expense resulting from the restatement is as follows (in thousands):

			Pre-Tax	After Tax
		As	(Income)	(Income)
	As	Previously	Expense	Expense
	Restated	Reported	Adjustments	Adjustments

For the year ended December 31,
1999	$3,722	$3,686	$36	$36
2000	25,066	7,522	17,544	17,544
2001	26,802	14,225	12,577	12,577
2002	4,712	4,880	(168)	(168)
2003	3,944	2,348	1,596	1,596

Total impact 1999 to 2003	64,246	32,661	31,585	31,585
2004	4,906	4,982	(76)	(76)
2005	1,734	1,743	(9)	(9)
2006	3,451	3,451	—	—

Total	$74,337	$42,837	$31,500	$31,500

From our inception, we have provided a full valuation allowance against all of our United States federal and state net deferred tax assets in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No 109, Accounting for Income Taxes. In connection with the required stock-based compensation adjustments, we recorded additional deferred tax assets of $618,000 and a corresponding full valuation allowance for the incremental stock-based compensation expense over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction was available. Accordingly, we have not recorded any tax benefit in the consolidated statements of operations. The payroll taxes associated with remeasured stock options as a result of the voluntary review of our historical stock option granting practices were inconsequential.

Our restatement also reflects previously unrecorded adjustments for the years ended December 31, 2004, 2003, 2002 and 2001 for support and services revenues and allowance for doubtful accounts expense not related to accounting for stock options that were previously deemed to be immaterial on an interim and annual basis to our consolidated financial statements.

We have also restated our deferred tax assets as of December 31, 2005 reducing our net operating loss and research and development tax credit carryforwards. Upon review, we determined that such carryforwards did not properly consider the impact of various statutory limitations and as a result, deferred tax assets were overstated by approximately $34.6 million. This adjustment did not impact our consolidated statements of operations, balance sheets, stockholders’ equity and comprehensive income (loss), and cash flows as our deferred tax assets are subject to valuation allowance. Our net operating loss and research and development tax credit carryforwards are more fully described in Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements.

In addition, we have restated the pro forma expense under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, in Note 13, “Stockholders’ Equity,” in the Notes to Consolidated Financial Statements to include these adjustments for the years ended December 31, 2005 and 2004.

PART I

ITEM 1.	BUSINESS

Overview

Interwoven is a provider of content management software solutions. Our software and services enable organizations to leverage content to drive business growth by maximizing online business performance, increasing collaboration and streamlining business processes. Our approach combines user-friendly simplicity with IT performance and scalability to unlock the value of content. Today, over 4,000 enterprise and professional services organizations in 50 countries worldwide have chosen Interwoven.

We were incorporated in California in March 1995 and reincorporated in Delaware in October 1999. Our principal office is located at 160 East Tasman Drive, San Jose, California 95134 and our telephone number at that location is (408) 774-2000. We maintain a Web site at www.interwoven.com. We make available free of charge through this Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission. Investors can also obtain copies of our filings with the Securities and Exchange Commission from the Securities and Exchange Commission Web site at www.sec.gov.

Interwoven Solutions and Products

Solution Areas

Interwoven provides solutions for the enterprise, professional services and global capital markets.

Interwoven Solutions for the Enterprise

Interwoven helps organizations extend and protect their brands, optimize their online presence and provide a consistent and engaging experience across their points of contact with their customers. Our solutions include:

•	Interwoven Web Content Management enables organizations to transform their online presence, protect their brand online, comply with corporate governance standards and improve operational efficiency across Web-based initiatives.

•	Interwoven Digital Asset Management enables self-service access to current and approved rich-media marketing content and allows marketing organizations to better promote products and brands.

•	Interwoven Composite Application Provisioning standardizes the method by which changes to code, content and configuration are aggregated, synchronized and deployed. This solution increases efficiency and reduces provisioning costs, accelerates application time-to-market, and eliminates error-prone manual processes.

•	Interwoven Collaborative Document Management allows organizations to better manage the creation, distribution and use of documents, enabling businesses to get to market faster, accelerate the negotiation and contract process, understand intellectual property, manage written assets and improve the productivity of people and content inside and outside the enterprise.

•	Interwoven Segmentation and Analytics enables marketing organizations to deliver more compelling and relevant online experiences, target content and offers to high value segments, and optimize the return on customer interactions based on analyzed behavior, resulting in increased conversions, greater competitive differentiation and more interactive dialogues with customers.

•	Interwoven Multivariable Testing and Website Optimization optimizes a wide range of online marketing elements, such as landing pages, registration pages, shopping carts, credit card pages, banner ads, email creatives and Web applications. By exposing different combinations of content to different visitors and then measuring visitors’ actions, this solution can identify the most compelling combination of content and layout to drive increased online conversions.

Interwoven Solutions for Professional Services

Many professional services firms, legal firms, accounting firms and management consultants rely on Interwoven to improve their practices, help mitigate regulatory risk, streamline processes and enhance client service. Professional services firms use our solutions to manage the entire client engagement lifecycle, share information securely throughout their business and with clients, enhance worker efficiency, enhance mobile productivity and retain client-related information — including e-mail — in one place. These solutions include:

•	Interwoven Practice Support enables firms to manage the workflow of new business intake and conflicts checking, to improve efficiency, mitigate risks to the firm and reduce the amount of time professionals spend on non-billable activities.

•	Interwoven Electronic Client File enables firms to protect intellectual capital in a secure, centralized repository, improve productivity, accelerate user adoption with little or no training and provide convenient access.

•	Interwoven records management solution enables organizations to implement effective unified physical and electronic records retention policies and is designed to improve control over storage costs and reduce risk of loss or unauthorized access.

•	Interwoven Universal Search — Professional Services Edition delivers a highly tailored and comprehensive search solution that spans firm-wide repositories and provides a simple Web interface with rich tools to refine search results for end-users.

Interwoven Solutions for Global Capital Markets

Interwoven provides solutions for improving trade-related operations for over-the-counter (“OTC”) derivatives markets and ensuring regulatory compliance in the capital markets. The Interwoven Global Capital Markets suite enables automation of post-trade operations, workflow and bilateral counterparty messaging for OTC derivatives. Interwoven is a partner with leading service providers to the capital markets, such as Depository Trust and Clearing Corporation (“DTCC”) and Interwoven MessageConnect enables our customers to mitigate their trade settlement risk. These solutions include:

•	Interwoven P2P (peer-to-peer) is a standardized communication platform that enables streamlined messaging and workflow for automated OTC derivatives confirmations. Interwoven P2P also provides a solution that enables peer-to-peer messaging for secure, bilateral messaging between transaction counterparties.

•	Interwoven MessageConnect enables mitigation of trade confirmation and settlement risks by enabling seamless connectivity with market utilities such as DTCC.

•	Interwoven Trade Lifecycle solution enables financial services customers to automate the entire realm of trade-related documentation and workflow.

Products

Interwoven solutions help facilitate a wide range of customer initiatives, including brand management, document management, collaboration, enterprise portals, intranet and extranet management, global Web Content Management, multivariable testing, Website optimization, content distribution, corporate governance and online self-service. Each component of our software platform is designed to perform a set of functions critical to employing content for our customers’ purposes — from creation at the desktop to sharing, publishing, archiving and disposing of content across an organization. While each component of this platform can provide its set of capabilities to other content repositories, customers can achieve additional benefits when these components operate in an integrated environment. Our platform is developed on a service-oriented software architecture, enabling customers to integrate our products with their existing infrastructures, including Java 2, Microsoft.NET and Linux software environments. Built on open standards with exposed and published interfaces, developers can write applications on top of our technology for integration across their software environment. We offer the following products:

•	Document Management — Interwoven WorkSitetm provides collaboration and document management capabilities that enable organizations to capture, develop, manage, share, review, approve and archive multiple forms of electronic media. WorkSite is designed to provide quick and intuitive document storing, location and retrieval within an environment that provides rich collaboration and project based context to capture the highest level of organizational knowledge and facilitate team information exchange. With WorkSite, documents, e-mails, voicemail, images, schedules, tasks and calendars are combined within a single project environment that provides a comprehensive set of document handling features, including check-in/check-out, version control, full-text and metadata search and document-level security and permissions.

•	Web Content Management — Interwoven Web Content Management Suite provides the capabilities needed to build, deploy and integrate content management for the enterprise. With Interwoven Web content management, companies can easily and cost effectively create and manage up to hundreds of thousands of Websites. Companies can centralize the control of site architecture, navigation and presentation, distribute site development, deployment and ongoing management to individual business units, and improve the ability of content contributors and editors to add, modify, and approve content within the context of individual Web initiatives. Interwoven Web content management provides the foundation and tools for effectively using the Web and all of its complex permutations to increase business value, improve productivity, and reduce information technology expenses. The suite is made up of the following products:

•	Interwoven TeamSite® provides a content management platform to manage authoring, site design and layout, workflow and approval, archiving and content tagging.

•	Interwoven TeamPortaltm enables content contributors, reviewers and approvers to access the TeamSite system via industry-standard portals, such as IBM WebSphere and BEA WebLogic.

•	Interwoven LiveSite® powers dynamic, online content delivery and Web 2.0 capabilities such as blogs, Really Simple Syndication and other social computing functionality.

•	Interwoven MetaTagger® automates the tagging of content to increase accessibility and relevance for customers.

•	Interwoven OpenDeploy® provides multi-tiered, multi-stage, transaction based deployment and provisioning of content, code, and configurations.

•	Interwoven Targeting provides user segmentation, rules creation and management and dynamic, targeted content delivery.

•	Multivariable Optimization — Interwoven Optimost provides a multivariable testing and Website optimization solution on a software-as-a-service delivery model.

•	Digital Asset Management — Interwoven MediaBin® helps organizations effectively manage, distribute, and publish the thousands of customer-facing digital assets our customers typically use to promote products and brands. MediaBin enables marketing teams to provide their global sales force and business partners with instant, self-service access to current and approved marketing content — including photographs, logos, presentations, audio, video and more. When used in conjunction with Interwoven TeamSite, MediaBin streamlines the usage of rich media content across global Web properties and other channels.

•	Records Management— Interwoven RecordsManager provides for the application and management of retention policy for paper, electronic documents and e-mail in a single solution. Enabling the management of all forms of records, Interwoven RecordsManager aids organizations in controlling records consistently and effectively across offices, media types and systems, reducing the cost of managing records and the risk from inconsistent application of records policies. Interwoven RecordsManager is integrated with WorkSite.

•	Unified Search— Interwoven Universal Search — Professional Services Edition unifies content across multiple internal and external content sources within a single search environment and presents easy to navigate results quickly in a user-friendly Web interface, with enhanced filtering capabilities. Interwoven Universal Search — Professional Services Edition is powered by Vivisimo Velocity, a third party software vendor.

•	E-Mail Management— Interwoven E-Mail Management provides organizations a multiple-path solution to assist in the capture and storage of e-mail within the unified context of a project, engagement or matter file — reducing the burden on e-mail servers, and transforming e-mail from an isolated knowledge source into an asset that can be shared across all locations, easily and securely.

•	Content Integration — Content Integration Module provides an integration framework for connecting content-centric business processes and systems. For example, this module enables integration between our products such as Interwoven MetaTagger, Interwoven WorkSite MP and Interwoven TeamSite.

Support and Service

Customer Support.  Our customer support service allows customers to receive product updates and is designed to quickly and effectively address technical issues as they arise. Our support personnel provide resolution of technical inquiries and are available to customers by telephone, e-mail and through our Web site. We use a customer service automation system to track each customer inquiry through to satisfactory resolution. Our customer support is generally offered on an annual subscription basis.

Consulting.  We offer strategic consulting and implementation services to our customers for the deployment of our software and the integration of our applications with third-party software. Our professional services team works directly with our customers as well as with our resellers and strategic partners. We have and continue to employ third-party subcontractors to accommodate customer demands in excess of the capacity of our in-house consulting organization. Our consulting services are generally offered on a time and materials basis.

Training.  We offer a training curriculum for our customers, partners and system integrators designed to provide the knowledge and skills to deploy, use and maintain our products successfully. These training classes focus on the technical aspects of our products as well as related best practices and business processes. We hold classes in various locations, including our training facilities in San Jose, California; Rockville, Maryland; and Chicago, Illinois; and in Europe and Asia Pacific. We generally charge a daily fee for such classes. Web-based training is also available on a per-course basis online course as well as education consulting on a time and materials basis to address customer-specific curriculum needs.

Customers

Our software products and services are marketed and sold to a diverse group of customers in a broad range of industries. Our customers typically include businesses looking to unify people, content and processes to reduce business risk, accelerate time-to-value and/or sustain lower total cost of ownership. We believe that our customers typically consider content management applications to be critical to their success. As of September 30, 2007, over 4,000 companies had licensed our software products. No single customer accounted for 10% or more of our total revenues in the years ended December 31, 2006, 2005 or 2004. Revenues from customers in the United States of America accounted for 64%, 68% and 66% of our total revenues in the years ended December 31, 2006, 2005 and 2004, respectively.

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

Research and Development

Since our inception, we have devoted significant resources to develop our products, solutions and technologies. We believe that our future success will depend, in large part, on our ability to develop new product offerings and enhance and extend the features of our existing products. Our product development organization is responsible for product architecture, core technology, quality assurance, documentation and expanding the ability of our products to operate with leading hardware platforms, operating systems, database management systems and key electronic commerce transaction processing standards. We currently have research and development operations in San Jose, California; Chicago, Illinois; Atlanta, Georgia; Austin, Texas and in Bangalore, India.

Our research and development expenditures were $35.1 million, $31.5 million and $31.8 million in the years ended December 31, 2006, 2005 and 2004, respectively. All research and development expenditures have been expensed as incurred. We have devoted and expect to continue to devote substantial resources to our research and development activities.

Acquisitions

An acquisition program is an important element of our overall corporate strategy and, over the past several years, we have focused on expanding our product offerings in the content management market through acquisition. In recent years, we have added through acquisition of products and solutions with digital asset management, collaborative document management, records management, content publishing, targeted content optimization and capital markets vertical market capabilities.

Competition

The content management market is rapidly changing and intensely competitive. We have experienced and expect to continue to experience increased competition from current and potential competitors. Our current competitors include:

•	companies addressing needs of the market in which we compete such as EMC Corporation, IBM, Microsoft Corporation, Open Text Corporation, Oracle Corporation, Vignette Corporation and Xerox Corporation;

•	intranet and groupware companies, such as IBM, Microsoft Corporation and Novell, Inc.;

•	open source vendors, such as RedHat, Inc., OpenCms and Mambo; and

•	in-house development efforts by our customers and partners.

We also face potential competition from our strategic partners, such as Microsoft Corporation and IBM, or from other companies that may in the future decide to compete in our market, including companies that currently only compete with us for sales to small and medium sized enterprises. Many of our existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. For example, during the second half of 2006, Microsoft Corporation bundled a content management solution, SharePoint Server 2007, into its Microsoft Office suite of products. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Stellent, Inc. by Oracle Corporation; Captiva Software Corporation, Documentum, Inc. and RSA Security Inc. by EMC Corporation; FileNet, Inc. by IBM; Artesia Technologies, Inc. and Hummingbird, Ltd. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.

We believe that the principal competitive factors in the market for content management solutions are:

•	breadth of the enterprise content management solution;

•	product functionality and features;

•	coverage of sales force and distribution channel;

•	availability of global support;

•	quality and depth of integration of the individual software modules across the full content management suite;

•	ease and speed of product implementation;

•	hardware implications and the total cost of ownership required to deploy content management solutions;

•	financial condition of vendors;

•	vendor and product reputation;

•	ability of products to support large numbers of concurrent users;

•	price;

•	security;

•	interoperability with established software;

•	scalability; and

•	ease of access and use.

Although we believe that we compete favorably with respect to many of the above factors, our market is rapidly evolving. We may not be able to maintain our competitive position against current and potential competitors.

Seasonality

Our business is influenced by seasonal trends, largely due to customer buying patterns. These trends may include higher license revenues in the fourth quarter as many customers complete annual budgetary cycles and lower license revenues in the first quarter and summer months when many of our prospects and customers experience lower sales, particularly in the Europe Our consulting and training services are negatively impacted in the fourth quarter due to the holiday season, in which fewer billable hours are available for our consultants and fewer training classes are scheduled by our customers.

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

We currently have 32 issued United States patents and 20 issued foreign patents. These patents have remaining lives ranging from 2 to 16 years, with an average remaining life of 9 years. We also have applied for 6 other patents in the United States and we have 28 pending foreign patent applications. It is possible that no patents will be issued from our currently pending patent applications and that our existing patents may be found to be invalid or unenforceable, or may be successfully challenged. It is also possible that any patent issued to us may not provide us with competitive advantages or that we may not develop future proprietary products or technologies that are patentable. Additionally, we have not performed a comprehensive analysis of the patents of others that may limit our ability to do business. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent or on the combination of all of our patents.

We rely on software licensed from third parties, including software that is integrated with internally developed software. These software license agreements expire on various dates from 2008 to 2011 and the majority of these agreements are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If we cannot renew these licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. These types of delays could seriously harm our business. In addition, we would be seriously harmed if the providers from whom we license our software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all.

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

Our competitors, some of whom have greater resources and have made substantial investments in competing technologies, may have applied for or obtained, or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make and license our products. We have not conducted an independent review of patents issued to third parties. It is possible that one or more third parties may make claims of infringement or misappropriation against us or third parties from whom we license technology. Any claim or any other claims, with or without merit, could be costly and time-consuming to defend, cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or reengineer our products, if feasible, divert our management’s attention or resources, or cause product delays. In addition, we may decide to pay substantial settlement costs in connection with any claim, whether or not successfully asserted against us. If our product is found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements to be able to sell our products. Royalty and licensing agreements, if required, may not be available on terms acceptable to us, if at all. A successful claim of infringement or misappropriation against us or third-party licensors in connection with the use of our technology, or a large settlement paid by us in connection with any claim, could adversely affect our business.

Employees

As of December 31, 2006, we employed 774 people, including 234 in sales and marketing, 232 in research and development, 215 in support and professional services and 93 in general and administrative functions. Of our employees, 528 were located in North America, 155 were located in the Asia Pacific region and 91 were located in Europe. Our future success depends in part on our ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, other than statutory unions required by law in certain European countries. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

The Audit Committee review of our historical stock option practices and resulting restatement has been time consuming and expensive, and may have a material adverse effect on us.

The Audit Committee review of our historical stock option granting practices and the related restatement activities have required us to expend a significant amount of management time and to incur significant accounting, legal and other expenses. It is difficult for us to predict how much time will be required for us to resolve any follow-up matters that may arise as a result of the review and restatement, or what additional resources may be required. The cost and time required to complete any follow-up required as a result of the Audit Committee review, and to complete the restatement of our consolidated financial statements and the filing of our periodic reports with the Securities and Exchange Commission may have a material adverse effect on our operating results or cause the price of our common stock to decline.

We may be named in lawsuits in the future. Any such litigation could become time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on our financial condition and results of operations.

We may face future government actions, shareholder or derivative lawsuits and other legal proceedings related to the Audit Committee review of our historical stock option practices and the related restatement activities. We cannot predict when and whether any such lawsuits or other actions will occur, nor can we predict the outcome of any such lawsuits or other actions, or the amount of time and expense that will be required to resolve these lawsuits or other actions. If any such lawsuits or other actions occur, they may be time consuming and expensive, and unfavorable outcomes in any such cases could have a materially adverse effect on our business, financial condition and results of operations. Any of these events may require us to expend significant management time and to incur significant accounting, legal and other expenses, which could divert attention and resources from our business and adversely affect our financial condition and results of operations.

Our insurance coverage may not cover all or part of any such lawsuits or actions, in part because we have a significant deductible on certain aspects of the coverage. In addition, subject to certain limitations, we may be obligated to indemnify our current and former directors, officers and employees. We currently hold insurance policies for the benefit of our directors and officers, but it may not be sufficient to cover costs we may incur. Furthermore, the insurers may seek to deny or limit coverage in these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations. If we need to self-fund, there is no assurance that we will prevail in our efforts to recover payment from our insurers.

Failure to maintain effective internal control over financial reporting may cause us to delay filing our periodic reports with the Securities and Exchange Commission, affect our NASDAQ Global Market listing and adversely affect our stock price.

Under Securities and Exchange Commission rules, we are required to include a report of management on our internal control over financial reporting in our Annual Report on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the internal control over financial reporting. If we determine that our internal control over financial reporting is not effective, investors may lose confidence in the reliability of our financial statements, which could negatively impact the price of our common stock.

The Securities and Exchange Commission may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of the stock option grants that are being remeasured, and there is a risk that its inquiry could lead to circumstances in which we may have to further restate our prior consolidated financial statements, amend prior filings with the Securities and Exchange Commission, or otherwise take other actions not currently contemplated. In addition, the Securities and Exchange Commission may issue guidance or disclosure requirements related to the financial impact of past option grant measurement date errors that may require us to amend this filing or prior filings with the Securities and Exchange Commission to provide additional disclosures pursuant to this guidance. Any such circumstance could also lead to future delays in filing our subsequent Securities and Exchange Commission reports and, ultimately, the delisting of our common stock from The NASDAQ Global Market.

We have not been in compliance with NASDAQ listing requirements and remain subject to the risk of our common stock being delisted from The NASDAQ Global Market, which could, among other things, reduce the price of our common stock and the levels of liquidity available to our stockholders.

Pending completion of our Audit Committee’s review of our historical stock option granting practices and related accounting, we were delinquent in filing our periodic reports with the Securities and Exchange Commission and, consequently, we were not in compliance with applicable NASDAQ listing requirements and our common stock became subject to delisting from The NASDAQ Global Market. The Board of Directors of The NASDAQ Stock Market, LLC called for review and stayed a decision of the NASDAQ Listing and Hearings Review Council to suspend our common stock from trading on The NASDAQ Global Market on December 5, 2007 if we did not file all our delinquent Securities and Exchange Commission reports and restatements by December 3, 2007, permitting our common stock to remain listed on The NASDAQ Global Market until we were able to file this Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2007, June 30, 2007 and September 30, 2007. We are waiting to receive confirmation that we have remedied our non-compliance with NASDAQ listing requirements. If, after completion of its compliance protocols, The NASDAQ Stock Market does not confirm that we are in compliance with the applicable listing requirements, our common stock may be delisted from The NASDAQ Global Market and it would be uncertain when, if ever, our common stock would be relisted. Even if we do regain compliance with the applicable NASDAQ listing requirements, our common stock could be delisted in the future if we do not maintain compliance with applicable NASDAQ listing requirements. For example, we will not be able to hold our 2007 Annual Meeting of Stockholders on or before December 31, 2007, which would constitute a failure to meet applicable NASDAQ listing requirements. It is expected that we will receive a Staff Determination Letter from NASDAQ notifying us that our common stock would be subject to delisting as a result of our noncompliance with NASDAQ listing requirements for failure to hold an annual meeting of stockholders on a timely basis, and of our right to request a hearing before the NASDAQ Listing Qualifications Panel. If our common stock is delisted from The NASDAQ Global Market, there can be no assurance that our common stock would be relisted or we will be able to obtain listing of our common stock on another national securities exchange. If we are not successful in listing our common stock on a national securities exchange, the price of our common stock, the ability of our stockholders to trade in our stock, and our ability to raise capital could be adversely affected.

We have only recently begun to report net income and may not be able to sustain profitability.

We have incurred operating losses for most of our history. Although we have recently begun reporting net income, we had an accumulated deficit of $431.0 million as of December 31, 2006 ($418.0 million as of September 30, 2007). We must increase both our license and support and service revenues to sustain profitable operations and positive cash flows. If we are able to maintain profitability and positive cash flows, we cannot assure you that we can sustain or increase profitability or cash flows on a quarterly or annual basis in the future. Failure to achieve such financial performance would likely cause the price of our common stock to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.

Many factors can cause our operating results to fluctuate and if we fail to satisfy the expectations of investors or securities analysts, our stock price may decline.

Our quarterly and annual operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors impacting these fluctuations are likely to be:

•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the inherent complexity, length and associated unpredictability of our sales cycle;

•	seasonal fluctuations in information technology purchasing;

•	the success or failure of any of our product offerings to meet with customer acceptance;

•	delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	timing of large customer orders;

•	changes in competitors’ product offerings;

•	sales force capacity and the influence of resellers and systems integrator partners;

•	our ability to integrate newly acquired products or technologies with our existing products and effectively sell newly acquired or enhanced products; and

•	the level of our sales incentive and commission-related expenses.

Many of these factors are beyond our control. Further, because we experience seasonal variations in our operating results as part of our normal business cycle, we believe that quarterly comparisons of our operating results are not necessarily meaningful and that you should not rely on the results of one quarter as an indication of our future performance. If our results of operations do not meet our public forecasts or the expectations of securities analysts and investors, the price of our common stock is likely to decline.

Sales cycles for our products are generally long and unpredictable, so it is difficult to forecast our future results.

The length of our sales cycle — the period between initial contact with a prospective customer and the licensing of our software applications — typically ranges from six to twelve months and can be more than twelve months. Customer orders often include the purchase of multiple products. These kinds of orders are complex and difficult to complete because prospective customers generally consider a number of factors over an extended period of time before committing to purchase a suite of products or applications. Prospective customers consider many factors in evaluating our software, and the length of time a customer devotes to evaluation, contract negotiation and budgeting processes vary significantly from company to company. As a result, we spend a great deal of time and resources informing prospective customers about our solutions and services, incurring expenses that will lower our operating margins if no sale occurs. Even if a customer chooses to buy our software products or services, many factors affect the timing of revenue recognition as defined under accounting principles generally accepted in the United States of America, which makes our revenues difficult to forecast. These factors contributing to the timing variability of revenue recognition include the following:

•	Licensing of our software products is often an enterprise-wide decision by our customers that involves many customer-specific factors, so our ability to make a sale may be affected by changes in the strategic importance of a particular project to a customer, budgetary constraints of the customer or changes in customer personnel.

•	Customer approval and expenditure authorization processes can be difficult and time consuming, and delays in the process could impact the timing and amount of revenues recognized in a quarter.

•	Changes in our sales incentive plans may have unexpected effects on our sales cycle and contracting activities.

•	The significance and timing of our software enhancements, and the introduction of new software by our competitors, may affect customer purchases.

Our sales cycles are affected by intense customer scrutiny of software purchases regardless of transaction size. If our sales cycles lengthen, our future revenue could be lower than expected, which would have an adverse impact on our consolidated operating results and could cause our stock price to decline.

Our sales incentive plans are primarily based on quarterly and annual quotas for sales representatives and some sales support personnel, and include accelerated commission rates if a representative exceeds their assigned sales quota. The concentration of sales orders with a small number of sales representatives has resulted, and in the future may result, in commission expense exceeding forecasted levels, which would result in higher sales and marketing expenses.

Contractual terms or issues that arise during the negotiation process may delay anticipated transactions and revenue.

Because our software and solutions are often a critical element of the information technology systems of our customers, the process of contractual negotiation is often protracted. The additional time needed to negotiate mutually acceptable terms that culminate in an agreement to license our products can extend the sales cycle.

Several factors may require us to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances in which we are required to deliver either specified additional products or product upgrades for which we do not have vendor-specific objective evidence of fair value. We have a standard software license agreement that provides for revenue recognition assuming that, among other factors, delivery has taken place, collectibility from the customer is probable and no significant future obligations or customer acceptance rights exist. However, customer negotiations and revisions to these terms could have an impact on our ability to recognize revenue at the time of delivery.

In addition, slowdowns or variances from our expectations of our quarterly licensing activities may result in fewer customers, which could result in lower revenues from our customer training, consulting services and customer support organizations. Our ability to maintain or increase support and service revenues is highly dependent on our ability to increase the number of enterprises that license our software products and the number of seats licensed by those enterprises.

Our revenues depend on a small number of products and markets, so our results are vulnerable to unexpected shifts in demand.

For the years ended December 31, 2006, 2005 and 2004 and for the nine months ended September 30, 2007, we believe that a significant portion of our total revenue was derived from our Interwoven TeamSite and Interwoven WorkSite products and related services, and we expect this to be the case in future periods. Accordingly, any decline in the demand for these products and related services will have a material and adverse effect on our consolidated financial results.

We also derive a significant portion of our revenues from a limited number of vertical markets. In particular, our WorkSite product is primarily sold to professional services organizations, such as law firms, accounting firms, consulting firms and corporate legal departments. In addition, we derive a significant amount of our revenue from companies in the financial services industry. In order to sustain and grow our business, we must continue to sell our software products and services into these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could seriously harm our prospects. Further, our reliance on a limited number of vertical markets exposes our operating results to the same macroeconomic risks and changing economic conditions that affect those vertical markets. For example, if the recent turbulence in the financial markets continues, our customers in the financial services industry may reduce spending and our results could suffer.

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

Our support and service revenues represented approximately 62%, 61% and 58% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively, and 62% for the nine months ended September 30, 2007. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, any reduction in license revenue is likely to result in lower support and services revenue in the future.

The demand for consulting, training and support services is affected by competition from independent service providers and strategic partners, resellers and other systems integrators with knowledge of our software products. Factors other than price may not be determinative of whether prospective customers of consulting services engage us or alternative service providers. We have experienced increased competition for consulting services engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues and the related gross margin from these revenues may decline.

For the years ended December 31, 2006, 2005 and 2004, we recognized support revenues of $86.6 million, $76.8 million and $65.1 million, respectively. Our support agreements typically have a term of one year and are renewable thereafter for periods generally of one year. Customer support revenues are primarily influenced by the number and size of new support contracts sold in connection with software licenses and the renewal rate of existing support contracts. Customers may elect not to renew their support agreements, renew their support contracts at lower prices or may reduce the license software quantity under their support agreements, thereby reducing our future support revenue.

Our revenues from international operations are a significant part of our overall operating results.

We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the years ended December 31, 2006, 2005 and 2004, revenues from our international operations were approximately 36%, 32% and 34% of our total revenues, respectively, and were 37% for the nine months ended September 30, 2007. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks and uncertainties including:

•	difficulties in attracting and retaining staff (particularly sales personnel) and managing foreign operations;

•	the expense of foreign operations and compliance with applicable laws;

•	political and economic instability;

•	the expense of localizing our products for sale in various international markets and providing support and services in the local language;

•	reduced protection for intellectual property rights in some countries;

•	protectionist laws and business practices that favor local competitors;

•	difficulties in the handling of transactions denominated in foreign currency and the risks associated with foreign currency fluctuations;

•	regulation by United States federal and state laws, including the Foreign Corrupt Practices Act, and foreign laws, regulations and policies;

•	changes in multiple tax and regulatory requirements;

•	the effect of longer sales cycles and collection periods or seasonal reductions in business activity; and

•	economic conditions in international markets.

Any of these risks could reduce revenues from international locations or increase our cost of doing business outside of the United States.

The timing of large customer orders may have a significant impact on our consolidated financial results from period to period.

Our ability to achieve our forecasted quarterly earnings is dependent on receiving a significant number of license transactions in the mid to high six-figure range or possibly even larger orders. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. We had four individual license transactions in excess of $1.0 million in the nine months ended September 30, 2007 and we had three, four and three such license transactions in 2006, 2005 and 2004, respectively. Because it is difficult for us to accurately predict the timing of large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from anticipated levels. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.

We must attract and retain qualified personnel to be successful and competition for qualified personnel is increasing in our market.

Our success depends to a significant extent upon the continued contributions of our key management, technical, sales, marketing and consulting personnel, many of whom would be difficult to replace. The loss of one or more of these employees could harm our business. We do not have key person life insurance for any of our key personnel. Our success also depends on our ability to identify, attract and retain qualified technical, sales, marketing, consulting and managerial personnel. Competition for qualified personnel is particularly intense in our industry and in many of the geographies in which we operate. This makes it difficult to retain our key employees and to recruit highly qualified personnel. We have experienced, and may continue to experience, difficulty in hiring and retaining candidates with appropriate qualifications. To be successful, we need to hire candidates with appropriate qualifications and retain our key executives and employees.

The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ Stock Market requiring stockholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, SFAS No. 123R, Share-Based Payment, which came into effect on January 1, 2006, requires us to record stock-based compensation expense for the fair value of equity awards granted to employees. To the extent that new regulations make it more difficult or expensive to grant equity awards to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

In the past, we have acquired companies, products or technologies, such as our recently completed acquisition of Optimost LLC (“Optimost”), and we are likely to do so in the future. We may not realize the anticipated benefits of this or any other acquisition and each acquisition has numerous risks. These risks include:

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

Our revenue growth and profitability depend on the overall demand for our content management software applications and solutions. The decline in customer spending on many kinds of information technology initiatives worldwide over the first half of this decade has resulted in lower revenues, longer sales cycles, lower average selling prices and customer deferral of orders. To the extent that information technology spending, particularly spending on public-facing Web applications, does not continue to improve or declines from current levels, the demand for our products and services, and therefore our future revenues, will be negatively affected. Further, declines in our customers’ markets or in general economic conditions could reduce demand for our software applications and services, which would negatively affect our future revenues. For example, if the recent turbulence in the financial markets continues, our customers in the financial services industry may reduce spending and our results could suffer. If general or market-specific economic conditions worsen, the time it takes us to collect accounts receivable could lengthen and some accounts receivable could become uncollectible. As a result of these factors, our consolidated financial results could be significantly and adversely affected.

Our consolidated financial results could also be significantly and adversely affected by geopolitical concerns and world events, such as wars and terrorist attacks. Our revenues and financial results have been and could be negatively affected to the extent geopolitical concerns continue and similar events occur or are anticipated to occur.

Increasing competition could cause us to reduce our prices and result in lower gross margins or loss of market share.

The enterprise content management market is rapidly changing and highly competitive. Our current competitors include:

•	companies addressing needs of the market in which we compete such as EMC Corporation, IBM, Microsoft Corporation, Open Text Corporation, Oracle Corporation, Vignette Corporation and Xerox Corporation;

•	intranet and groupware companies, such as IBM, Microsoft Corporation and Novell, Inc.;

•	open source vendors, such as OpenCms, Mambo and RedHat, Inc.; and

•	in-house development efforts by our customers and partners.

We also face potential competition from our strategic partners, such as Microsoft Corporation and IBM, or from other companies that may in the future decide to compete in our market, including companies that currently only compete with us for sales to small and medium sized enterprises. Many existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. For example, during the second half of 2006, Microsoft Corporation bundled a content management solution, SharePoint Server 2007, into its Microsoft Office suite of products. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Stellent, Inc. by Oracle Corporation; Captiva Software Corporation, Documentum, Inc. and RSA Security Inc. by EMC Corporation; FileNet, Inc. by IBM; Artesia Technologies, Inc. and Hummingbird, Ltd. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.

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

Our installed customer base has traditionally generated additional license and support and service revenues. In addition, the success of our strategic plan depends on our ability to cross-sell products to our installed base of customers, such as the products acquired in our recent acquisitions. Our ability to cross-sell new products may depend in part on the degree to which new products have been integrated with our existing applications, which may vary with the timing of new product acquisitions or releases. In future periods, customers may not necessarily license additional products or contract for additional support or other services. Customer support agreements are generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. Customer support revenues are primarily influenced by the number and size of new support contracts sold in connection with software licenses and the renewal rate (both pricing and participation) of existing support contracts. If our customers decide to cancel their support agreements or fail to license additional products or contract for additional services, or if they reduce the scope of their support agreements, revenues could decrease and our operating results could be adversely affected.

Because a significant portion of our revenues are influenced by referrals from strategic partners and, in some cases, sold through resellers, our future success depends in part on those partners, but their interests may differ from ours.

Our direct sales force depends, in part, on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. Approximately 64% of our new license orders from customers for the year ended December 31, 2006 and the nine months ended September 30, 2007 were influenced by or co-sold with our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits and lose our investments in those relationships. In addition, revenues from any strategic partnership, no matter how significant we expect it to be, depend on a number of factors outside our control, are highly uncertain and may vary from period to period. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.

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

We are exposed to movements in foreign currency exchange rates because we translate foreign currencies into United States Dollars for reporting purposes. Our primary exposures have related to operating expenses and sales in Europe and Asia that were not United States Dollar-denominated. Weakness in the United States Dollar compared to foreign currencies has significantly increased the cost of our European-based operations in recent periods, as compared to the corresponding period in the prior year. We are unable to predict the extent to which expenses in future periods will be impacted by changes in foreign currency exchange rates. To the extent our international revenues and operations continue to grow, currency fluctuations could have a material adverse impact on our consolidated financial condition and results of operations.

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

The market prices of the securities of software companies, including our own, have been extremely volatile and often unrelated to their operating performance. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in the price of our stock may include, among other things:

•	actual or anticipated variations in quarterly operating results, or key balance sheet metrics such as days sales outstanding;

•	changes in financial estimates by us or in financial estimates or recommendations by any securities analysts who cover our stock;

•	operating performance and stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are deemed comparable to us;

•	announcements by us or our competitors of new products or services, technological innovations, significant acquisitions, strategic relationships or divestitures;

•	our failure to realize the expected benefits of acquisitions;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	announcements of negative conclusions about our internal controls;

•	articles in periodicals covering us, our competitors or our markets;

•	reports issued by market research and financial analysts;

•	capital outlays or commitments;

•	additions or departures of key personnel;

•	sector factors including conditions or trends in our industry and the technology arena; and

•	overall stock market factors, such as the price of oil futures, interest rates and the performance of the economy.

These fluctuations have made, and may make it more difficult to use our stock as currency to make acquisitions that might otherwise be advantageous, or to use stock compensation equity instruments as a means to attract and retain employees. Any shortfall in revenue or operating results compared to expectations could cause an immediate and significant decline in the trading price of our common stock. In addition, we may not learn of such shortfalls until late in the quarter and may not be able to adjust successfully to these shortfalls, which could result in an even more immediate and greater decline in the trading price of our common stock. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. If we become subject to any litigation of this type, we could incur substantial costs and our management’s attention and resources could be diverted while the litigation is ongoing.

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

We currently serve a customer base that uses a wide variety of constantly changing hardware, software applications and operating systems. For example, we have designed our products to work with databases and servers developed by, among others, Microsoft Corporation, Sun Microsystems, Inc., Sybase, Inc., Oracle Corporation and IBM and with common enterprise software applications, such as Microsoft Office, WordPerfect, Lotus Notes and Novell GroupWise. We must continually modify and enhance our software products to keep pace with changes in computer hardware and software and database technology as well as emerging technical standards in the software industry. We further believe that our application suite will gain broad market acceptance only if it can support a wide variety of hardware, software applications and systems. If our products were unable to support a variety of these products, our business would be harmed. Additionally, customers could delay purchases of our software until they determine how our products will operate with these updated platforms or applications.

Our products currently operate on various Microsoft Windows platforms, Linux, IBM AIX, IBM zLinux, Hewlett Packard UX and Sun Solaris operating environments. If other platforms become more widely used, we could be required to convert our server application products to additional platforms. We may not succeed in these efforts, and even if we do, potential customers may not choose to license our products. In addition, our products are required to interoperate with leading content authoring tools and application servers. We must continually modify and enhance our products to keep pace with changes in these applications and operating systems. If our products were to be incompatible with a popular new operating system or business application, our business could be harmed. Also, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, browsers, back-office applications and other technology-related applications, could harm our business.

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

Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. Our existing net operating losses and credits may be subject to limitations arising from previous and future ownership changes under Section 382 of the Internal Revenue Code. Additionally, net operating losses and credits related to companies that we have acquired or may acquire in the future may be subject to similar limitations or may be limited by the information we have retained following such acquisitions. For these reasons, we may not be able to fully utilize a portion of the net operating losses and tax credits disclosed in our consolidated financial statements to offset future income. This may result in a substantial increase to income tax expense in future periods.

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

We depend upon our proprietary technology and rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual restrictions to protect it. These protections may not be adequate. Also, it is possible that patents will not be issued from our currently pending applications or any future patent application we may file. Despite our efforts to protect our proprietary technology, unauthorized parties may attempt to copy aspects of our products or to obtain and use information we regard as proprietary. In addition, the laws of some foreign countries do not protect our proprietary rights as effectively as the laws of the United States and we expect that it will become more difficult to monitor use of our products as we increase our international presence. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such resulting litigation could result in substantial costs and diversion of resources that could materially and adversely affect our business, consolidated financial condition and results of operations.

Further, third parties have claimed and may claim in the future that our products infringe the intellectual property of their products. Additionally, our license agreements require that we indemnify our customers for infringement claims made by third parties involving our intellectual property. Intellectual property litigation is inherently uncertain and, regardless of the ultimate outcome, could be costly and time-consuming to defend or settle, cause us to cease making, licensing or using products that incorporate the challenged intellectual property, require us to redesign or reengineer such products, if feasible, divert management’s attention or resources, or cause product delays, or require us to enter into royalty or licensing agreements to obtain the right to use a necessary product, component or process; any of which could have a material impact on our consolidated financial condition and results of operations.

Charges to earnings resulting from the application of the purchase method of accounting and asset impairments may adversely affect the market value of our common stock.

In accordance with accounting principles generally accepted in the United States of America, we accounted for our acquisitions using the purchase method of accounting, which resulted in significant charges to our consolidated statement of operations in prior periods and, through ongoing amortization, will continue to generate charges that could have a material adverse effect on our consolidated financial statements. Under the purchase method of accounting, we allocated the total estimated purchase price of these acquisitions to their net tangible assets, amortizable intangible assets, intangible assets with indefinite lives based on their fair values as of the closing date of these transactions and recorded the excess of the purchase price over those fair values as goodwill. In some cases, a portion of the estimated purchase price may also be allocated to in-process technology and expensed in the quarter in which the acquisition was completed. We will incur additional depreciation and amortization expense over the useful lives of certain net tangible and intangible assets acquired and significant stock-based compensation expense in connection with our acquisitions. These depreciation and amortization charges could have a material impact on our consolidated results of operations.

At December 31, 2006, we had $190.9 million in net goodwill ($189.3 million at September 30, 2007) and $10.7 million in net other intangible assets ($4.8 million at September 30, 2007), which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of these acquired assets from time to time to determine whether the recorded values have been impaired and should be reduced. We will continue to perform impairment assessments on an interim basis when indicators exist that suggest that our goodwill or intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate, a decline in the price of our stock and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal offices are located in a leased facility in San Jose, California that will expire in July 2014 and consist of approximately 110,000 square feet. The facility is used by our administrative, sales, marketing, engineering, customer support and services departments. We also occupy other leased facilities in the United States, including offices in New York, New York; Chicago, Illinois; Rockville, Maryland; Atlanta, Georgia and Austin, Texas, which are primarily used for product development, sales and customer support. Leased facilities located in Europe and Asia Pacific are used primarily for engineering, sales, marketing, customer support and services. These leased facilities expire at various times through July 2016.

Over the past several years, we have instituted a series of facilities consolidation plans. As a result, we identified facilities that were in excess of our current and estimated future needs. When these facilities were identified as excess and we ceased use of the facilities, we accrued the excess lease obligations as permitted in accordance with accounting principles generally accepted in the United States of America. At December 31, 2006, we had accrued $8.7 million for excess facilities. We believe that our existing facilities, which have not been identified as excess, are adequate for our current needs.

ITEM 3.	LEGAL PROCEEDINGS

Beginning in 2001, Interwoven and certain of our officers and directors and certain investment banking firms were named as defendants in a securities class action lawsuit brought in the Southern District of New York. This case is one of several hundred similar cases that have been consolidated into a single action in that court. The case alleges misstatements and omissions concerning underwriting practices in connection with our public offerings. The plaintiff seeks damages in an unspecified amount. In October 2002, our officers were dismissed without prejudice as defendants in the lawsuit. In February 2003, the District Court denied a motion to dismiss by all parties. Although we believe that the plaintiffs’ claims have no merit, in July 2003, we decided to participate in a proposed settlement to avoid the cost and distraction of continued litigation. A settlement proposal was preliminarily approved by the District Court. However, in December 2006, the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties. In August 2007, plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. In November 2007, defendants in the focus cases filed a motion to dismiss the complaint for failure to state a claim. All matters in the case, including any settlement proposal, await determination of this motion to dismiss and any motion by plaintiffs to certify a newly defined class. If a new complaint is filed against us, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results. In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. Bank of America Corp., No. 07-1585, alleging that the underwriters of our initial public offering violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to Interwoven of profits in amounts to be proven at trial from the underwriters. The suit names Interwoven as a nominal defendant, contains no claims against us, and seeks no relief from us.

On October 24, 2007, we were notified by the Staff of the Securities and Exchange Commission that no enforcement action is currently being recommended with respect to our historical stock option granting practices.

From time to time, in addition to those identified above, we are subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles in the United States of America, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, we believe that we have valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that our consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on The NASDAQ Global Market under the symbol “IWOV”.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for the last eight quarters, all as reported on The NASDAQ Global Market. The prices included below have been adjusted to give retroactive effect to all stock splits that have occurred since our inception.

	High	Low

Year ended December 31, 2006:
Fourth quarter	$15.27	$10.98
Third quarter	$11.46	$8.41
Second quarter	$10.57	$8.35
First quarter	$9.79	$8.12
Year ended December 31, 2005:
Fourth quarter	$10.00	$7.96
Third quarter	$8.61	$6.78
Second quarter	$8.78	$7.21
First quarter	$11.29	$7.52

Holders of Record

The approximate number of holders of record of the shares of our common stock was 237 as of October 31, 2007. This number does not include stockholders whose shares are held by other entities. The actual number of our stockholders is greater than the number of holders of record.

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

The consolidated balance sheet as of December 31, 2005 and the consolidated statements of operations for the years ended December 31, 2005 and 2004 have been restated as set forth in this Annual Report on Form 10-K. The data for the consolidated balance sheets as of December 31, 2004, 2003 and 2002 and the consolidated statements of operations for the years ended December 31, 2003 and 2002 have been restated to include additional stock-based compensation expense and previously unrecorded adjustments which were deemed to be not material, but such restated data has been derived from our books and records. The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2006	2005	2004	2003	2002
		As restated(1)	As restated(1)	As restated(1)	As restated(1)
	(In thousands, except per share amounts)

Selected Consolidated Statements of Operations Data:
Total revenues	$200,319	$175,037	$160,220	$111,222	$127,601
Gross profit	$133,696	$117,518	$108,122	$73,269	$85,085
Income (loss) from operations	$2,316	$(1,860)	$(24,307)	$(51,938)	$(152,706)
Net income (loss)	$6,437	$626	$(23,568)	$(49,608)	$(147,825)
Basic and diluted net income (loss) per common share	$0.15	$0.01	$(0.58)	$(1.80)	$(5.77)
Shares used in computing basic net income (loss) per common share	42,979	41,751	40,494	27,585	25,607
Shares used in computing diluted net income (loss) per common share	43,995	42,390	40,494	27,585	25,607

	December 31,
	2006	2005	2004	2003	2002
		As restated(1)	As restated(1)	As restated(1)	As restated(1)
	(In thousands)

Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$176,461	$137,199	$133,757	$140,487	$181,669
Working capital	$120,294	$86,009	$85,975	$94,879	$148,404
Total assets	$426,287	$398,606	$393,776	$421,634	$298,657
Bank borrowings	$—	$—	$—	$1,213	$—
Total stockholders’ equity	$323,960	$298,700	$289,123	$301,412	$204,684

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The Selected Financial Data for the years ended December 31, 2005, 2004, 2003 and 2002 has been restated to reflect adjustments related to stock-based compensation expense and previously unrecorded adjustments as further described in the “Explanatory Note” immediately preceding Part I, Item 1 of this Annual Report on Form 10-K. The impact of these adjustments increased (decreased) our net income (loss) for the years ended December 31, 2005, 2004, 2003 and 2002, respectively, as follows:

	Year Ended December 31, 2005
	As		As
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)

For the year:
Total revenues	$175,037	$—	$175,037
Gross profit	$117,495	$23	$117,518
Loss from operations	$(1,869)	$9	$(1,860)
Net income	$617	$9	$626
Basic and diluted net income per common share	$0.01	$—	$0.01
Shares used in computing basic net income per common share	41,751	—	41,751
Shares used in computing diluted net income per common share	42,390	—	42,390
At year end:
Cash, cash equivalents and short-term investments	$137,199	$—	$137,199
Working capital	$85,508	$501	$86,009
Total assets	$398,606	$—	$398,606
Bank borrowings	$—	$—	$—
Total stockholders’ equity	$298,199	$501	$298,700

	Year Ended December 31, 2004
	As		As
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)

For the year:
Total revenues	$160,388	$(168)	$160,220
Gross profit	$108,309	$(187)	$108,122
Loss from operations	$(24,406)	$99	$(24,307)
Net loss	$(23,667)	$99	$(23,568)
Basic and diluted loss per common share	$(0.58)	$—	$(0.58)
Shares used in computing basic and diluted net loss per common share	40,494	—	40,494
At year end:
Cash, cash equivalents and short-term investments	$133,757	$—	$133,757
Working capital	$85,474	$501	$85,975
Total assets	$393,776	$—	$393,776
Bank borrowings	$—	$—	$—
Total stockholders’ equity	$288,622	$501	$289,123

	Year Ended December 31, 2003
	As		As
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)

For the year:
Revenues:
License	$45,936	$—	$45,936
Support and service	65,576	(290)	65,286

Total revenues	111,512	(290)	111,222

Cost of revenues:
License	5,368	—	5,368
Support and service	32,333	252	32,585

Total cost of revenues	37,701	252	37,953

Gross profit	73,811	(542)	73,269
Operating expenses:
Sales and marketing	58,916	354	59,270
Research and development	25,770	365	26,135
General and administrative	12,651	816	13,467
Amortization of intangible assets	2,348	—	2,348
In-process research and development	5,174	—	5,174
Restructuring and excess facilities charges	18,813	—	18,813

Total operating expenses	123,672	1,535	125,207

Loss from operations	(49,861)	(2,077)	(51,938)
Interest income and other, net	3,401	—	3,401

Loss before provision for income taxes	(46,460)	(2,077)	(48,537)
Provision for income taxes	1,071	—	1,071

Net loss	$(47,531)	$(2,077)	$(49,608)

Basic and diluted net loss per common share	$(1.72)	$(0.08)	$(1.80)

Shares used in computing basic and diluted net loss per common share	27,585		27,585

At year end:
Cash, cash equivalents and short-term investments	$140,487	$—	$140,487
Working capital	$94,401	$478	$94,879
Total assets	$421,825	$(191)	$421,634
Bank borrowings	$1,213	$—	$1,213
Total stockholders’ equity	$300,934	$478	$301,412

	Year Ended December 31, 2002
	As		As
	Reported	Adjustments	Restated
	(In thousands, except per share amounts)

For the year:
Revenues:
License	$57,309	$—	$57,309
Support and service	69,523	769	70,292

Total revenues	126,832	769	127,601

Cost of revenues:
License	3,283	—	3,283
Support and service	39,437	(204)	39,233

Total cost of revenues	42,720	(204)	42,516

Gross profit	84,112	973	85,085
Operating expenses:
Sales and marketing	76,584	(320)	76,264
Research and development	28,231	(273)	27,958
General and administrative	14,557	775	15,332
Amortization of intangible assets	3,722	—	3,722
Impairment of goodwill	76,431	—	76,431
Restructuring and excess facilities charges	38,084	—	38,084

Total operating expenses	237,609	182	237,791

Loss from operations	(153,497)	791	(152,706)
Interest income and other, net	5,958	—	5,958

Loss before provision for income taxes	(147,539)	791	(146,748)
Provision for income taxes	1,077	—	1,077

Net loss	$(148,616)	$791	$(147,825)

Basic and diluted net loss per common share	$(5.80)	$0.03	$(5.77)

Shares used in computing basic and diluted net loss per common share	25,607		25,607

At year end:
Cash, cash equivalents and short-term investments	$181,669	$—	$181,669
Working capital	$147,445	$959	$148,404
Total assets	$298,657	$—	$298,657
Bank borrowings	$—	$—	$—
Total stockholders’ equity	$203,725	$959	$204,684

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Financial Results

Introduction

In the course of preparing for our year-end audit, we initiated a voluntary review of our historical option granting procedures, initially focusing on several historical stock option grants which took place on dates when our stock price was at a low for a period of time around the grant date. On January 30, 2007, we announced that a review of historical option grant procedures and related accounting was being undertaken by the Audit Committee of the Board of Directors, assisted by independent counsel, which in turn engaged an independent forensic accounting firm, to assist in our review. All aspects of the review by the Audit Committee and its advisors have been supervised directly and solely by the Audit Committee. One member of the Audit Committee, who was formerly a member of the Compensation Committee, did not participate in the Audit Committee review. On November 9, 2007, we announced the preliminary results of the voluntary review, which were set forth in the Current Report on Form 8-K filed on that date.

The scope of the Audit Committee review was extensive, and included review of all stock option grants made during the period commencing with our initial public offering in October 1999 through June 2006 (the “Review Period”). The Audit Committee and its advisors considered all available evidence, including reviewing over 400,000 pages of electronic and hard copy documents and conducting over 26 interviews of current and former employees, directors and advisors. In December 2007, the Audit Committee completed its review and presented its report to our Board of Directors.

The Audit Committee did not identify any evidence of intentional misconduct by our current or former directors, senior management or other employees and has concluded that no personnel actions were warranted as a result of its review. The Audit Committee has determined that the appropriate measurement dates for financial accounting purposes for certain stock option grants differ from the previously recorded grant dates of those awards. As a result of the review of its historical stock option practices, we analyzed our internal control over financial reporting, and determined that our historical grant procedures were not adequately designed to ensure the proper accounting for option grants and the contemporaneous documentation of grants. The Audit Committee found these deficiencies occurred predominately during the period from 1999 through 2001.

Beginning in November 2001, we implemented improved procedures, processes and systems to provide additional safeguards and greater internal control over our stock option granting and administration. These improvements included issuing employee new hire, promotion and merit grants on the last trading day of each month. Also, prior to 2006, we implemented improvements to procedures, processes and systems to provide additional safeguards and greater internal control over the stock option granting and administration function. We believe these changes remediated the historical control deficiencies, and we did not identify any material weakness in our stock option grant processes or internal control over financial reporting as of December 31, 2006.

In 2007, the Audit Committee recommended enhancements to our stock option grant procedures to ensure that future granting actions are documented and accounted for properly and timely. We have adopted all of the Audit Committee’s recommendations, updating our equity compensation award policy that provides for the methodology of determining the timing and exercise price of all awards and related procedures.

Based on the Audit Committee review, we recognized an additional $31.5 million in non-cash stock-based compensation expense with respect to several granting actions, as described in more detail below. As previously announced, we have concluded, upon the recommendation of the Audit Committee and management, that our previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q should not be relied upon. Accordingly, to correct errors related to accounting for stock-based compensation expense, we have restated our previously-issued consolidated financial statements for years 2002 through 2005 and the unaudited quarterly financial statement information for the interim periods in 2006. To correct errors related to accounting for stock-based compensation expense for periods prior to 2002, we have recorded an adjustment to accumulated deficit as of December 31, 2001.

The pre-tax, non-cash charges to be restated are an aggregate $31.5 million of additional stock-based compensation expense over the Review Period. Approximately $1.3 million of the restated amounts apply to the consolidated statements of operations for the years 2002 through 2005, and the remainder, which is applicable to prior years, has been recorded as a charge to accumulated deficit as of December 31, 2001. These adjustments have the effect of increasing net loss and, correspondingly, increasing accumulated deficit as reported in our historical consolidated financial statements. In 2005, these adjustments have the effect of increasing net income and decreasing accumulated deficit as reported in our historical consolidated financial statements. However, we restated our consolidated balance sheet as of December 31, 2005 to reflect additional paid-in capital, deferred stock-based compensation and accumulated deficit balances as a result of previous period adjustments. The net tax impact of the stock-based compensation adjustments was insignificant for all periods.

Our restatement also reflects previously unrecorded adjustments for the years ended December 31, 2004, 2003, 2002 and 2001 for support and services revenues and allowance for doubtful accounts expense not related to accounting for stock options that were previously deemed to be immaterial on an interim and annual basis to our consolidated financial statements. None of the previously unrecorded adjustments individually or in aggregate exceeded 1.5% of our previously reported net loss from operations or net loss in any annual period.

We have also restated our deferred tax assets as of December 31, 2005 reducing our net operating loss and research and development tax credit carryforwards. Upon review, we determined that such carryforwards did not properly consider the impact of various statutory limitations and as a result, deferred tax assets were overstated by approximately $34.6 million. This adjustment did not impact our consolidated statements of operations, balance sheets, stockholders’ equity and comprehensive income (loss), and cash flows as our deferred tax assets are subject to valuation allowance. Our net operating loss and research and development tax credit carryforwards are more fully described in Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements.

This Annual Report on Form 10-K reflects the restatement of our consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of 2004 and 2005, and each of the quarters in 2005 and the condensed consolidated balance sheets for the first three quarters of 2006. This Annual Report on Form 10-K also reflects the restatement of “Selected Consolidated Financial Data” in Item 6 for the years 2002 through 2005, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the years 2004 and 2005. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

In addition, we have restated the pro forma expense under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements to include these adjustments for 2004 and 2005.

All references to number of option shares, option exercise price and share price in this section have been adjusted for any stock splits.

Stock Option Grant Process

Historically, pursuant to our stock option plans, the Board of Directors has the authority to award stock option grants to employees, officers and directors, and the Compensation Committee has the authority to award stock option grants to employees and officers. The Board delegated authority to both the Chief Executive Officer and the Chief Financial Officer to award stock option grants to non-officer employees. Pursuant to contractual agreements, we also issued stock option grants to non-employees in consideration for services rendered to us.

Accounting Adjustments

Consistent with the applicable accounting literature and recent guidance from the staff of the Securities and Exchange Commission regarding determination of appropriate measurement dates, we analyzed all available relevant evidence, including evidence developed through the Audit Committee review, including, for example, physical documents, electronic documents, underlying electronic data about documents, and information provided through interviews. Based on the relevant facts and circumstances, we organized the option grants during the Review Period into categories based on the grant type and the processes by which the grant approval was finalized. Based on the relevant facts and circumstances, we applied the appropriate accounting standards in effect at the time of grant to determine, for every grant within each category, the appropriate measurement date. If the measurement date was not the recorded grant date, accounting adjustments were made as required resulting in stock-based compensation expense and the related tax effects. In some instances, the required adjustments did not result in any additional stock-based compensation expense. After accounting for forfeitures, we recognized additional stock-based compensation expense of $31.5 million on a pre-tax basis over the vesting terms for the affected grants. No adjustments were required for the remaining grants. The adjustments were determined by category as follows:

•	Employee New Hire, Promotion and Merit Grants. New hire, promotional and merit grants during the Review Period were made to non-officer employees pursuant to the authority delegated to both the Chief Executive Officer and Chief Financial Officer by the Board of Directors. Based on the Audit Committee review, we determined that the measurement dates for 12 of the 101 new hire, promotion and merit granting actions during the Review Period should be revised. For nine of these granting actions, we determined that insufficient contemporaneous documentation to support the recorded measurement date existed, so a later measurement date was selected based on the existence of adequate contemporaneous documentation to support the conclusion that the grant was fixed. We recognized a pre-tax stock-based compensation expense of $12.6 million in relation to these nine granting actions using the intrinsic value method of accounting under Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. For the other three granting actions, we determined that measurement date criteria had been met on a date prior to the recorded grant date when the stock price was higher, resulting in variable accounting for these granting actions. Accordingly, we recognized a pre-tax stock-based compensation expense of $7.5 million for these granting actions in accordance with Financial Accounting Standards Board Interpretation (“FIN”) No. 44, Accounting for Certain Transactions involving Stock Compensation.

•	Corrections to Employee New Hire, Promotion and Merit Grants. In a small number of cases, corrections were made to employee new hire, promotion and merit grant. These corrections amounted to approximately 1% of total shares granted. We determined that in substantially all instances, these corrections were for new hire, promotion and merit grants that were inadvertently left off the initial authorization document and for new hires whose shares on the initial authorization document did not correctly reflect the number of shares stated in their offer letters. Based on the Audit Committee review, we did not identify evidence indicating that the corrections were effected to achieve a lower exercise price for the grantee, nor did we identify a pattern of effecting corrections to achieve a lower exercise price. We determined that the measurement dates for the individual option grants constituting these corrections should be revised to the date the correction was determined to be finalized. Accordingly, in addition to the granting actions described above, we recognized additional pre-tax stock-based compensation expense of $1.4 million related to corrections to employee new hire, promotion and merit granting actions.

•	Employee Refresh Grants. We periodically made broad-based equity compensation awards (“refresh grants”) to certain employees based on, such factors as, the employee’s unvested equity ownership, total equity ownership, market conditions and the importance of the employee’s expected contributions to Interwoven. Employee refresh grants were issued pursuant to the authority delegated to the Chief Executive Officer and Chief Financial Officer. Based on the Audit Committee review, we determined that the measurement dates for three of the employee refresh granting actions should be revised because the number of shares to be allocated to each individual employee was not determined with finality by the recorded grant dates. Accordingly, we recognized a pre-tax stock-based compensation expense of $1.7 million for these granting actions using the intrinsic value method of accounting under APB No. 25. We also determined that the measurement date criteria for one employee refresh granting action had been met on a date prior to the recorded grant date when the stock price was higher, resulting in variable accounting for this granting action. Accordingly, we recognized a pre-tax stock-based compensation expense of $964,000 for this granting action in accordance with FIN No. 44.

•	Grants to Officers and Certain Employees. We granted stock options to newly hired officers and certain non-officer members of management, employees who were promoted to officer positions or periodic refresh grants to officers and certain non-officer members of management based on such factors as the employee’s unvested equity ownership and total equity ownership, performance and market conditions. Grants to officers and certain non-officer members of management were authorized by the Board of Directors or the Compensation Committee in thirty-two granting actions during the review period. Based on the Audit Committee review, we determined that for four of these granting actions there was insufficient contemporaneous documentation to support the recorded measurement date. Accordingly, we recognized a pre-tax stock-based compensation expense of $6.8 million for such granting actions using the intrinsic value method of accounting under APB No. 25. We also determined that for four granting actions the measurement date criteria were met on a date prior to the recorded grant date when the stock price was higher, resulting in variable accounting. Accordingly, we recognized a pre-tax stock-based compensation expense of $54,000 for such granting actions in accordance with FIN No. 44.

•	Initial Director Grants. Under the 1999 Equity Incentive Plan, each non-employee director is automatically granted options to purchase shares of our common stock when he or she first joins the Board. Based on the Audit Committee review, we determined that the measurement date for one automatic initial Director grant should be revised because the measurement date criteria had been met on the date of the director’s appointment to the Board of Directors, but the recorded grant date was the following day, when the stock price was lower. We accounted for this grant as a variable award in accordance with FIN No. 44 and, accordingly, we recorded stock-based compensation expense of approximately $1.7 million for 2000, which was reversed in 2001 due to fluctuation in our stock price. This stock option grant was never exercised by the non-employee director.

•	Terminations. We determined that the vesting of approximately 75,000 shares for eighteen employees was permitted after their respective stock option termination dates. Accordingly, as this additional vesting was considered a modification of the original terms of the respective option grants, we recognized a pre-tax stock-based compensation expense of $522,000 using the intrinsic value method of accounting under APB No. 25 and in accordance with FIN No. 44.

•	Grants to Non-Employees. During the Review Period, grants were made to non-employees in exchange for services as authorized in seven granting actions. In connection with one such granting action, we concluded that the grant had not been accounted for in accordance Emerging Issues Task Force Issue (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employee. Accordingly, we determined that an additional compensation expense should be recorded and we recognized pre-tax stock-based compensation expense of $41,000.

Impact of Judgments and Interpretations on Restatement Values

In determining the appropriate measurement dates for stock option awards in the Review Period, we considered all available relevant data, including data supplied by the Audit Committee and its advisors. We evaluated this data and determined that incorrect measurement dates were used for financial accounting purposes for certain stock option granting actions. We evaluated the evidence surrounding each grant at issue and determined whether there was conclusive or inconclusive evidence to support the measurement date. The specific facts and circumstances surrounding each such grant were considered in selecting the measurement date. In certain instances, the evidence was inconclusive and significant judgment was exercised in determining the appropriate measurement date for accounting purposes. Evidence was considered conclusive where it represented contemporaneous evidence of the date of approval of the option price and the number of option grants allocated to specific individuals. Evidence was considered inconclusive where it provided some support for a particular measurement date, but there was insufficient contemporaneous documentary evidence available to identify the specific date on which the granting action was complete. In all cases, the earliest date when the terms of a grant were known with finality was determined to be the revised measurement date.

We identified four granting actions for Employee New Hire, Promotion and Merit grants, three corrections to granting actions for Employee New Hire, Promotion and Merit grants, one granting action for Officers and Certain Employees grants and three granting actions for refresh grants for which the evidence was inconclusive and judgment was applied to determine the measurement date for accounting purposes. For each of these eight granting actions and three corrections to granting actions, we evaluated all available relevant evidence to identify the range of dates in which the granting action may have been completed, and to determine the most appropriate measurement date within the range. In some instances, we determined that the granting action was not complete by the recorded grant date and that the first date in the range was after the recorded measurement date, based on the totality of available evidence. For seven granting actions and three corrections to granting actions, we determined that a revised measurement date was appropriate. For one refresh grant to employees and executives, we determined that the recorded grant date was the most appropriate measurement date within the date range. We made this determination after considering the totality of available evidence, including, but not limited to the following: the Board of Directors met one day prior to the grant date and contemporaneous notes of that meeting indicate that the executive grants had not been finalized and that the Board determined the employee and executive refresh grant should be made on the same date; the grant date was a Friday and interviews indicated that our former Chief Executive Officer typically endeavored to resolve compensation matters (including option grants) quickly so that they could be communicated to the recipients promptly thereafter; an employee “all-hands” meeting held in connection with our earnings release was scheduled to take place two business days after the grant date and provided an opportunity to announce this refresh grant company-wide; on the grant date, our closing stock price was approximately $20.00 lower than the previous day, a decline which did not appear to relate to the release of any information by us and coincided with a general market downturn that same day; the authorization document for this refresh grant also included new hire grants, all of which were to persons who commenced employment prior to the grant date, and promotion grants, all of which related to promotions effective prior to the grant date; the grants were entered into stock administration system shortly after the grant date, beginning six business days after the grant date; and the absence of evidence to support a conclusion that the grant was finalized on a date other than the grant date. For this refresh grant, there was a period of ten calendar days between the recorded measurement date and the date on which the process of entering the grants into the stock administration system commenced (which is the last date the granting action could have been completed). As further described in the paragraph and table below, we performed a sensitivity analysis with respect to this refresh grant, assessing the fluctuation in our stock price during the 10-day range, and determined that if a measurement date had been selected based on the highest price of our common stock in this period, the total stock-based compensation charge would have been approximately $31.4 million.

For each of the eight granting actions and three corrections to granting actions described above, we performed a sensitivity analysis to quantify the potential divergence in stock-based compensation expense. In each instance, we evaluated all available relevant evidence to identify the range of dates in which the granting action may have been completed. In some instances, we determined that the first date in the range should be after the recorded measurement date. The fair market value of our common stock fluctuated throughout the Review Period and we computed the range of potential stock-based compensation expense by recomputing the additional expense that would result from using the highest and lowest trading price of our common stock for the date range during which the evidence indicated the granting actions were completed. Based on our sensitivity analysis, we determined that if the highest price of our common stock during the relevant date ranges had been used as the revised measurement date, the total stock-based compensation expense would have been approximately $33.4 million higher. Had we used the lowest closing price of our common stock during the relevant date ranges, the total stock based-compensation expense would have been decreased by approximately $10.1 million. The following table shows these incremental impacts by category of grant (in thousands):

	Adjustments
	to Pre-Tax	Incremental Impact
	Stock-Based	At Lowest	At Highest
	Compensation	Closing	Closing
	Expense	Price	Price

Employee new hire, promotion and merit grants	$20,056	$(8,451)	$785
Corrections to employee new hire, promotion and merit grants	1,373	(699)	457
Employee refresh grants	2,645	(380)	32,124
Grants to officers and certain employees	6,863	(614)	—
Director grants	—	—	—
Terminations	522	—	—
Grants to non-employees	41	—	—

	$31,500	$(10,144)	$33,367

We believe that, in each instance, the proposed measurement dates for option awards that are being remeasured are the best alternative to the originally recorded grant date and comply with accounting principles generally accepted in the United States of America in all material respects.

Financial Impact of the Restatement

The increase in stock-based compensation expense resulting from the restatement is as follows (in thousands):

			Pre-Tax	After Tax
		As	(Income)	(Income)
	As	Previously	Expense	Expense
	Restated	Reported	Adjustments	Adjustments

For the year ended December 31,
1999	$3,722	$3,686	$36	$36
2000	25,066	7,522	17,544	17,544
2001	26,802	14,225	12,577	12,577
2002	4,712	4,880	(168)	(168)
2003	3,944	2,348	1,596	1,596

Total impact 1999 to 2003	64,246	32,661	31,585	31,585
2004	4,906	4,982	(76)	(76)
2005	1,734	1,743	(9)	(9)
2006	3,451	3,451	—	—

Total	$74,337	$42,837	$31,500	$31,500

From inception, we have provided a full valuation allowance against all of our United States federal and state net deferred tax assets in accordance with the provisions of SFAS No 109. In connection with the required stock-based compensation adjustments, we recorded additional deferred tax assets of $618,000 and a corresponding full valuation allowance for the incremental stock-based compensation expense over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction was available. Accordingly, we have not recorded any tax benefit in the consolidated statements of operations. The payroll tax consequences associated with the voluntary review of our historical stock option granting practices were inconsequential.

Our restatement also reflects previously unrecorded adjustments for the years ended December 31, 2004, 2003, 2002 and 2001 for support and services revenues and allowance for doubtful accounts expense not related to accounting for stock options that were previously deemed to be immaterial on an interim and annual basis to our consolidated financial statements.

The following table presents the impact of the restatement adjustments, if any, for stock-based compensation and previously unrecorded adjustments on our net income (loss) for the years ended December 31, 1999 through 2006:

		Restatement Adjustments
	As	Stock-based	Previously
	Previously	Compensation	Unrecorded	Total	As
	Reported	Adjustments	Adjustments(1)	Adjustments	Restated

For the year ended December 31,
1999	$(28,882)	$36	$—	$36	$(28,918)
2000	(32,055)	17,544	—	17,544	(49,599)
2001	(129,175)	12,577	(336)	12,241	(141,416)
2002	(148,616)	(168)	(623)	(791)	(147,825)
2003	(47,531)	1,596	481	2,077	(49,608)
2004	(23,667)	(76)	(23)	(99)	(23,568)
2005	617	(9)	—	(9)	626
2006	6,437	—	—	—	6,437

(1)	Previously unrecorded adjustments reflect adjustments to support and services revenues of $(55,000), $(904,000), $290,000 and $168,000 for the years ended December 31, 2001, 2002, 2003 and 2004, respectively, and adjustments to the allowance for doubtful accounts of $(281,000), $281,000, $191,000 and $(191,000) for the years ended December 31, 2001, 2002, 2003 and 2004.

Accordingly, a reconciliation of all restatement adjustments to accumulated deficit as of December 31, 2003 is as follows (in thousands):

Accumulated deficit as of December 31, 2003, as previously reported	$(383,340)
Stock-based compensation expense adjustments through December 31, 2003	(31,585)
Previously unrecorded adjustments through December 31, 2003	478

Impact of adjustments	(31,107)

Accumulated deficit as of December 31, 2003, as restated	$(414,447)

For more information regarding our restated consolidated financial statements, see “Financial Statements and Supplementary Data” in Item 15 and “Restatement of Consolidated Financial Statements” in Note 3 of the Notes to Consolidated Financial Statements, as well as “Selected Consolidated Financial Data” in Item 6.

Internal Revenue Code Section 409A

Certain adjustments to the measurement dates of stock options that resulted in additional stock-based compensation expense also illuminated an additional and separate exposure for employee-borne taxes under Internal Revenue Code (“IRC”) Section 409A (“409A”). The tax is a 20% assessment on certain types of equity compensation award income, including gains on discounted options. The state of California also assesses this tax. Because our employees were unaware of the tax at the time their options were granted and unaware that some options they received would subject them to these taxes, we are considering entering into arrangements with both the United States Internal Revenue Service and the state of California to discharge these obligations, on behalf of our employees, directly with the taxing authorities for all periods through December 31, 2006. We also are considering paying the associated penalties and interest.

If we enter into these arrangements, the expense associated with discharging our employees’ 409A exposure for all periods through December 31, 2006 may be reflected in our 2007 consolidated financial statements if we make the decision to assume these obligations before December 31, 2007. In addition, we intend to provide our employees with the opportunity to remedy their outstanding stock options that are subject to potential penalties under 409A. The resulting financial impact will be reflected in the period in which the remedial action is finalized. We do not expect the resulting financial impact to materially affect our consolidated financial condition and results of operations.

Overview

Incorporated in March 1995, we are a provider of content management software solutions. Our software and services enable organizations to leverage content to drive business growth by maximizing online business performance, increasing collaboration and streamlining business processes both internally and externally. Today, over 4,000 enterprise and professional services organizations in 50 countries worldwide have chosen our solutions.

We operate in a single segment, which is the design, development and marketing of content management software solutions. Our goal is to be the leading provider of content management software solutions. We are focused on generating profitable and sustainable growth through internal research and development, licensing from third parties and acquisitions of businesses with complementary products and technologies.

Total revenues for 2006 were $200.3 million up 14% from 2005. We experienced increases in 2006 over 2005 in each revenue category — license, support, consulting and training. These results reflected increased information technology spending, particularly spending on content management initiatives, in both domestic and international markets and the success of our strategic relationships. Our 2006 results may have also benefited from consolidation within the content management market, which we believe created uncertainty regarding some of our competitors and their products.

We license our software to businesses, professional services organizations, capital markets business and government agencies generally on a non-exclusive and perpetual basis. The growth in our software license revenues is affected by the strength of general economic and business conditions, customer budgetary constraints and the competitive position of our software solutions. Software licenses revenues are also affected by long, unpredictable sales cycles, so they are difficult to forecast from period to period. Although our consolidated results of operations have improved in recent periods, our results were impacted in these periods by long product evaluation periods, protracted contract negotiations and multiple authorization requirements of our customers, all of which we believe are characteristic of the market for content management products and services.

Customer support revenues are primarily influenced by the number and size of new support contracts sold in connection with software licenses and the renewal rate of existing support contracts. Customers that purchase software licenses usually purchase support contracts and renew their support contracts annually. Our support contracts entitle our customers to unspecified product upgrades and technical support during the support period, which is typically one year.

Services revenues consist of software installation and integration, training and business process consulting. These services tend to lag software license revenues since consulting services, if purchased, are typically performed after the purchase of new software licenses or in connection with software upgrades. Professional services are predominately billed on a time-and-materials basis and we recognize revenues when the services are performed. Professional services revenues are influenced primarily by the number of professional services engagements sold in connection with software license sales and the customers’ use of third party services providers.

Because our products are complex and involve a consultative sales model, our strategy is to market and sell our products and services primarily through a direct sales force. We look to augment those efforts through relationships with technology vendors, professional services firms, systems integrators and other strategic partners, which assist our direct sales force in obtaining customer leads and referrals. Approximately 60% of our new customer license orders for the year ended December 31, 2006 were influenced by or co-sold with our strategic partners and resellers. In general, these partners and resellers perform the installation and integration, consulting and other services for the enterprises to which they resell our products, and we are not engaged by their customers for these services.

Our sales efforts are targeted to senior executives and personnel who are responsible for managing an enterprise’s information technology initiatives. We generate demand for our products and services primarily through our direct sales force and strategic relationships. Our direct sales force is responsible for managing customer relationships and opportunities and is supported by product, marketing and service specialists.

In the rapidly changing and increasingly complex and competitive information technology environment, we believe product differentiation will be a key to market leadership. Thus, our strategy is to continually work to enhance and extend the features and functionality of our existing products and develop new and innovative solutions for our customers. We have in the past and expect to continue to devote substantial resources to our research and development activities. As a percentage of total revenues, research and development expenses were 18%, 18% and 20% in 2006, 2005 and 2004, respectively.

We recorded income from operations in 2006 of $2.3 million, as compared to operating losses of $1.9 million in 2005 and $24.4 million in 2004. We are focused on improving our operating margins by increasing our revenues and actively managing our expenses through improved productivity and utilization of economies of scale. As a significant portion of our expenses are employee-related, we manage our headcount from period to period. We had 774 employees worldwide at December 31, 2006 versus 744 employees at December 31, 2005 and 696 at December 31, 2004. We also look to improve our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. Additionally, we pay close attention to other costs, including facilities and related expense, professional fees and promotional expenses, which are each significant components of our expense structure. While we have been carefully managing our costs and expenses relating to the operation of our business, our general and administrative expenses have increased significantly during 2007 as compared to 2006 as we have incurred significant accounting, legal and other expenses relating to the Audit Committee’s review of our historical stock option grant procedures and related accounting throughout 2007.

Our acquisition strategy is an important element of our overall business strategy. We seek to identify acquisition opportunities that will enhance the features and functionality of our existing products, provide new products and technologies to sell to our installed base of customers, acquire additional customers that we can sell our existing products, or which facilitate entry into adjacent markets. In evaluating these opportunities, we consider, among other items, both time to market of the technologies or products to be acquired and potential market share gains. We have completed a number of acquisitions in the past, and we may acquire other technologies, products and companies in the future. In recent years, we have added through acquisition products and solutions with digital asset management, collaborative document management, records management, content publishing, Web optimization and capital markets vertical market capabilities. The results of operations of these business combinations have been included prospectively from the closing dates of these transactions. Accordingly, our financial results are not directly comparable to those of the previous periods.

Subsequent Events

We entered into an operating lease for our new headquarters facility in December 2006 and took possession of the new headquarters facility in March 2007, whereupon we began construction of tenant improvements and moved into the new facility in July 2007. In accordance with Financial Accounting Standards Board Staff Position No. 13-1, Accounting for Rental Costs incurred during a Construction Period, we incurred additional rent expense of approximately $758,000 in the first seven months of 2007 while we were constructing tenant improvements on our new facility, which amount was in addition to the rent due on our former headquarters facility. We made tenant improvements to our new facility of approximately $9.3 million. We also incurred moving costs of approximately $279,000 in 2007.

On April 2, 2007, our Board of Directors appointed Joseph L. Cowan as Chief Executive Officer and as a member of our Board of Directors.

On April 19, 2007, our Board of Directors appointed Roger J. Sippl to our Board of Directors.

In July 2007, we entered into an amended line of credit agreement with a financial institution. The amended line of credit provides for borrowings up to $13.0 million until September 30, 2007 and up to $7.0 million until July 31, 2008. The new line of credit provides for borrowings on terms similar to our previous line of credit and expires in July 2008. Borrowings under the line of credit agreement are secured by cash, cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit.

In November 2007, we acquired Optimost, a provider of software and services for Website optimization. In connection with the acquisition, we paid approximately $52.0 million in cash for all of the issued and outstanding membership units of Optimost and vested options to purchase Optimost membership units, and we assumed all of the outstanding unvested options to purchase Optimost membership units.

Results of Operations

Revenues

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
			As restated(1)
	(In thousands, except percentages)

License	$75,678	$67,754	$67,341	12%	1%
Percentage of total revenues	38%	39%	42%
Support and service	124,641	107,283	92,879	16%	16%
Percentage of total revenues	62%	61%	58%

	$200,319	$175,037	$160,220	14%	9%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Total revenues increased 14% from $175.0 million in 2005 to $200.3 million in 2006. We believe that the increase in revenues in total revenue was attributable to higher customer spending in most of our geographic regions. Total revenues increased 9% from $160.2 million in 2004 to $175.0 million in 2005. We believe that the increase in total revenues was due primarily to an increase in support revenues from our larger installed base of new customers and existing customers purchasing support contacts and, to a lesser degree, an increase in consulting revenues. Sales outside of the United States of America represented 36%, 32% and 34% of our total revenues in 2006, 2005 and 2004, respectively.

License.  License revenues increased 12% from $67.8 million in 2005 to $75.7 million in 2006. We believe that the increase in license revenues for 2006 over 2005 was primarily due to higher license revenues from sales in most of our geographic regions, in particular Europe and Asia Pacific. License revenues increased 1% from $67.3 million in 2004 to $67.8 million in 2005. We believe that the slight increase in license revenues for 2005 over 2004 was attributable to sales of newly introduced software solutions, including our records management and content publishing products, offset primarily by reduced license revenues from our European operations. Our average license transaction size for sales in excess of $50,000 was $172,000, $165,000 and $170,000 in 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, we had three, four and three, respectively, individual license transaction of $1.0 million or greater. License revenues represented 38%, 39% and 42% of total revenues in 2006, 2005 and 2004, respectively.

Support and Service.  Support and service revenues increased 16% from $107.3 million in 2005 to $124.6 million in 2006. This increase was primarily due to higher support revenue from our larger installed base of new customers and existing customers purchasing support contracts and higher consulting revenues primarily related to increased sales of software licenses. Support and service revenues increased 16% from $92.9 million in 2004 to $107.3 million in 2005. This increase was primarily due to higher support revenue from our larger installed base of customers purchasing support contracts and, to a lesser extent, higher consulting revenues. We believe that our support renewal rates have not fluctuated significantly during these periods.

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

Cost of Revenues

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
		As restated(1)	As restated(1)
	(In thousands, except percentages)

Cost of license revenues	$16,367	$15,262	$13,336	7%	14%
Percentage of license revenues	22%	23%	20%
Percentage of total revenues	8%	9%	8%
Cost of support and service revenues	50,256	42,257	38,762	19%	9%
Percentage of support and service revenues	40%	39%	42%
Percentage of total revenues	25%	24%	24%

	$66,623	$57,519	$52,098	16%	10%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

License.  Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 22%, 23% and 20% of total license revenues in 2006, 2005 and 2004, respectively. The increase in cost of license revenues in absolute dollars from 2005 to 2006 was primarily due to an increase in amortization of purchased technology associated with recent acquisitions offset by reduced amortization of certain intangible assets which have become fully amortized. The increase in cost of license revenues in absolute dollars and as a percentage of total revenues from 2004 to 2005 was also primarily due to the increase in amortization of purchased technology associated with our acquisitions.

Based solely on acquisitions completed through December 31, 2006 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $4.3 million in 2007, $2.6 million in 2008 and $445,000 in 2009. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded with our software are under fixed-fee arrangements. Further, the acquisition of Optimost in November 2007 will increase the amortization of purchased technology.

Support and Service.  Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with delivering product updates to customers under active support contracts, subcontractor expenses, facilities costs and depreciation of equipment used in our consulting, training and customer support operation. Cost of support and services revenues increased $8.0 million or 19% to $50.3 million in 2006 from $42.3 million in 2005. The increase in cost of support and services revenues was primarily due to higher personnel costs of $3.6 million due to increased average headcount and salary increases, higher outside services costs of $2.8 million, higher travel expenses of $672,000 and higher stock-based compensation expense of $445,000 related to the adoption of SFAS No. 123R. Cost of support and service revenues increased $3.6 million or 9% to $42.3 million in 2005 from $38.8 million in 2004. The increase in cost of support and service revenues was due to higher personnel costs of $2.0 million primarily as a result of the acquisition of Scrittura, Inc. (“Scrittura”) in August 2005 and higher travel expenses of $1.0 million. Cost of support and service revenues represented 40%, 39% and 42% of support and service revenues in 2006, 2005 and 2004, respectively. The increase in cost of support and service revenues as a percentage of related revenues was primarily attributable to an increase in consulting revenues as a percentage of total support and service revenues, as consulting revenues generally have lower gross margins than support revenues. Support and service headcount was 215, 214 and 179 at December 31, 2006, 2005 and 2004, respectively.

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

Operating Expenses

Sales and Marketing

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
		As restated(1)	As restated(1)
	(In thousands, except percentages)

Sales and marketing	$77,114	$70,731	$72,644	9%	(3)%
Percentage of total revenues	39%	40%	45%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, facilities costs, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased $6.4 million, or 9%, from $70.7 million in 2005 to $77.1 million in 2006. This increase was due primarily to $3.3 million in higher commissions as a result of higher revenues, $1.5 million in increased promotional expenses, $948,000 in increased stock-based compensation expense related to the adoption of SFAS No. 123R and $346,000 in increased travel expense. Sales and marketing expenses decreased $1.9 million, or 1%, from $72.6 million in 2004 to $70.7 million in 2005. The decline in sales and marketing expenses was primarily due to a $1.4 million decrease in stock-based compensation expense and a $753,000 decrease in personnel costs due to employee turnover during the year partially offset by an $884,000 increase in marketing and advertising expenses due to sales promotion activities. As a percentage of total revenues, sales and marketing expenses represented 39%, 40% and 45% in 2006, 2005 and 2004, respectively. The decreases in sales and marketing expense as a percentage of total revenues from 2005 to 2006 and from 2004 to 2005 were due primarily to cost control efforts and higher sales productivity. Sales and marketing headcount was 234, 236 and 226 at December 31, 2006, 2005 and 2004, respectively.

We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.

Research and Development

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
		As restated(1)	As restated(1)
	(In thousands, except percentages)

Research and development	$35,069	$31,483	$31,826	11%	(1)%
Percentage of total revenues	18%	18%	20%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased $3.6 million or 11% from $31.5 million in 2005 to $35.1 million in 2006. This increase was primarily due to higher personnel costs of $1.2 million, an $821,000 increase in third-party contractor costs and a $753,000 increase in stock-based compensation expense related to the adoption of SFAS No. 123R. Research and development expenses decreased $343,000, or 1%, from $31.8 million in 2004 to $31.5 million in 2005. This decrease was primarily due to an $786,000 decrease in stock-based compensation expense and a $397,000 decrease in rent expenses partially offset by $1.0 million increase in personnel costs including salary increases and benefit costs. As a percentage of total revenues, research and development expenses were 18%, 18% and 20% in 2006, 2005 and 2004, respectively. Research and development headcount was 232, 206 and 200 at December 31, 2006, 2005 and 2004, respectively. The increase in research and development headcount from 2005 to 2006 was primarily due to staffing in our Bangalore, India operations.

General and Administrative

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
		As restated(1)	As restated(1)
	(In thousands, except percentages)

General and administrative	$16,787	$14,498	$13,636	16%	6%
Percentage of total revenues	8%	8%	9%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expenses increased $2.3 million or 16% from $14.5 million in 2005 to $16.8 million in 2006. The increase was primarily due to $1.6 million in charges relating to the retirement of our former Chief Executive Officer and a $738,000 increase in outside professional fees and services. General and administrative expenses increased $862,000 or 6% from $13.6 million in 2004 to $14.5 million in 2005. This increase was primarily due to a $591,000 increase in personnel costs, a $589,000 increase in legal, accounting and professional fees and a $244,000 increase in outside services cost partially offset by $834,000 decrease in stock-based compensation expense. As a percentage of total revenues, general and administrative expense was 8% in 2006 and 2005 and 9% in 2004. General and administrative headcount was 93, 88 and 91 at December 31, 2006, 2005 and 2004, respectively. In 2007, we incurred and expect to incur significant accounting and legal expense relating to the Audit Committee review of our historical stock option grant procedures and activity. In addition, we incurred additional rent expense associated with our new corporate office as we completed tenant improvements in the first seven months of 2007 and moving costs in the third quarter of 2007.

Amortization of Intangible Assets

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except percentages)

Amortization of intangible assets	$3,312	$3,358	$4,541	(1)%	(26)%
Percentage of total revenues	2%	2%	3%

Amortization of intangible assets was $3.3 million, $3.4 million and $4.5 million in 2006, 2005 and 2004, respectively, and consists of amortization expense related to customer lists and assembled workforce intangible assets recorded in our business combinations. The decrease in amortization of intangible assets from 2005 to 2006 was primarily due to certain intangible assets becoming fully amortized, while the decrease in amortization of intangible assets from 2004 to 2005 was primarily due to certain intangible assets becoming fully amortized offset to a lesser degree by the increase in amortization expense associated with the acquisition of Scrittura in 2005. Based on business combinations completed through December 31, 2006, we expect amortization of intangible assets to be $2.9 million in 2007 and $308,000 in 2008. We expect to incur additional amortization expense associated with the acquisition of Optimost in November 2007 and may incur additional amortization expense to the extent we make any future acquisitions.

Restructuring and Excess Facilities Charges (Recoveries)

	Years Ended December 31,					Percentage Change
	2006		2005		2004	2005 to 2006	2004 to 2005
	(In thousands, except percentages)

Restructuring and excess facilities charges (recoveries)	$(902)		$(692)		$9,782	30%	*	%
Percentage of total revenues	*	%	*	%	6%

*	Percentage is not meaningful

In 2006, we reversed $630,000 of the previously recorded restructuring accrual as a result of a change in the estimate of expected sublease income for one of our excess facilities located in the San Francisco Bay Area due to an extension to a sublease agreement for that facility. We also reversed $406,000 of the previously recorded restructuring accrual as a result of revisions to estimated operating expenses for certain of our previously abandoned facilities. We also reversed $15,000 of the previously recorded restructuring accrual related to litigation exposure and expected legal costs since certain outstanding matters associated with an employee termination were resolved. In 2006, we recorded $149,000 of additional restructuring expense to accrete the remaining excess facilities obligations to present value in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

In 2005, we reversed $462,000 of the previously recorded restructuring accrual as a result of subleasing an excess facility in Mountain View, California, which sublease was not previously anticipated or considered probable. We also resolved several outstanding matters associated with the termination of certain European employees in 2004 and, as a result, we reversed $365,000 of the previously recorded restructuring accrual related to expected settlement costs. Further, we revised our estimates of certain sublease assumptions and lease exit costs and reversed $153,000 of previously recorded excess facilities accrual. Restructuring and excess facilities charges in 2005 includes $288,000 associated with the accretion of discounted future lease payments associated with facilities leases recorded under SFAS No. 146.

In 2004, we entered into agreements to exit excess facilities in Chicago, Illinois and Sunnyvale, California, revised our sublease assumptions associated with certain excess facilities and restructured certain of our European operations and our professional services organization. As a result of these actions, we recorded charges of $8.1 million associated with excess facilities and $1.7 million related to workforce reductions, which included the termination of 28 employees.

The expenses recorded for excess facilities were based on payments due over the remainder of the lease term and estimated operating costs offset by our estimate of future sublease income. Accordingly, our estimate of excess facilities costs may differ from actual results and such differences may result in additional charges or credits that could materially affect our consolidated financial condition and results of operations. We may also incur additional excess facilities costs as a result of our acquisition of Optimost in November 2007.

Interest Income and Other, Net

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except percentages)

Interest income and other, net	$6,324	$3,574	$1,725	77%	107%
Percentage of total revenues	3%	2%	1%

Interest income and other is primarily composed of interest earned on our cash, cash equivalents and investments and foreign exchange gains and losses. Interest income and other was $6.3 million, $3.6 million and $1.7 million in 2006, 2005 and 2004, respectively. Interest income and other increased $2.8 million, or 77%, from 2005 to 2006 and $1.8 million, or 107%, from 2004 to 2005, respectively. The increases were primarily due to higher average interest rates on our cash and investments and a higher average balance of cash and investments.

Provision for Income Taxes

	Years Ended December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
	(In thousands, except percentages)

Provision for income taxes	$2,203	$1,088	$986	102%	10%
Percentage of total revenues	1%	1%	1%

The provision for income taxes recorded in 2006, 2005 and 2004 were comprised primarily of foreign income taxes and foreign withholding taxes, and also included a provision for federal alternative minimum tax and state income taxes. The effective tax rate for the years ended December 31, 2006, 2005 and 2004 was 25%, 63% and (4)%, respectively. This change in the effective rate was primarily due to the effect of income taxes and foreign withholding taxes with significantly increased pre-tax income.

Upon adoption of SFAS No. 123R, we have elected to use the short form method to calculate the tax effects of stock-based compensation. Under the short form method, we use the cumulative effect of award grants to establish our hypothetical additional paid-in capital pool related to the tax effects of the employee stock-based compensation “as if” we had adopted the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, since its effective date of January 1, 1995.

Due to the adoption of SFAS No. 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. We recognize windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by us upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. In connection with the adoption of SFAS No. 123R, we have elected to use the “with and without” method for recognition of excess tax benefits related to stock option exercises. As part of this election, we have also elected to exclude indirect benefits of stock option exercises from equity and record these benefits in our tax provision.

As of December 31, 2006, we have determined that, based upon our assessment of positive and negative evidence available, it was appropriate to continue to provide a full valuation allowance against our net deferred tax assets. Additionally, while we have net operating loss and research and development tax credit carryforwards, the amounts of and benefits from these carryforwards may be impaired or limited in certain circumstances. During 2006, we determined that such carryforwards did not properly consider the impact of various statutory limitations and as a result our deferred tax assets were overstated by approximately $34.6 million as of December 31, 2005. Accordingly, we adjusted our deferred tax assets to give effect to these limitations. Events which cause limitations in the amount of net operating loss and credit carryforwards that we may utilize in any one year include, but are not limited to, a cumulative ownership change as defined under Sections 382 and 383 of the Internal Revenue Code. Additionally, net operating losses and credits related to companies that we have acquired or may acquire in the future may be subject to similar limitations.

Liquidity and Capital Resources

	December 31,			Percentage Change
	2006	2005	2004	2005 to 2006	2004 to 2005
		As restated(1)	As restated(1)
	(In thousands, except percentages)

Cash, cash equivalents and short-term investments	$176,461	$137,199	$133,757	29%	3%
Working capital	$120,294	$86,009	$85,975	40%	1%
Stockholders’ equity	$323,960	$298,700	$289,123	9%	4%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

Our primary sources of cash are the collection of accounts receivable from our customers and typically proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional fees and facilities and related costs. We also use cash to purchase property and equipment, pay liabilities for excess facilities and to acquire businesses and technologies to expand our product offerings.

A number of non-cash items were charged to expense in 2006, 2005 and 2004. These items include depreciation and amortization of property and equipment, intangible assets and stock-based compensation. Although these non-cash items may increase or decrease in amount and therefore cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.

Cash provided by operating activities in 2006 was $28.5 million, representing an improvement of $13.0 million from 2005. This change was primarily the result of improved operating results, after adjusting for non-cash expense, increases in accrued liabilities and deferred revenues offset by an increase in accounts receivable and other assets and payments to reduce the restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $8.3 million. Our days outstanding in accounts receivable (“days outstanding”) were 59 days and 60 days at December 31, 2006 and 2005, respectively. Deferred revenues increased primarily due to increased sales of customer support contracts.

Cash provided by operating activities in 2005 was $15.5 million, representing an improvement of $22.8 million from 2004. This change was primarily the result of improved operating results, after adjusting for non-cash expense, and lower payments to reduce our restructuring and excess facilities accrual offset by an increase in accounts receivable. Payments made to reduce our excess facilities obligations totaled $8.0 million. Our days outstanding in accounts receivable were 60 days at December 31, 2005 and 2004. Deferred revenues increased primarily due to increased sales of customer support contracts.

Cash used in operating activities in 2004 was $7.2 million, primarily due to our net loss, after adjusting for non-cash expenses, cash collections against accounts receivable and an increase in accounts payable, accrued liabilities and deferred revenues offset by higher payments to reduce our restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $26.6 million and included scheduled lease payments on excess facilities and cash paid to terminate a portion of our headquarters lease and a lease in Chicago, Illinois.

Cash used in investing activities in 2006 was $43.0 million. This cash usage resulted from net payments for the purchase of short-term investments of $37.9 million; $1.6 million in purchased technology and $3.6 million to purchase property and equipment.

Cash provided by investing activities in 2005 was $28.6 million. This primarily resulted from net proceeds from short-term investments of $48.0 million, offset by $16.6 million used to acquire Scrittura and $2.8 million to purchase property and equipment.

Cash used in investing activities in 2004 was $5.0 million. This cash usage resulted from net payments for the purchase of short-term investments of $1.1 million; $1.2 million in purchased technology and $2.7 million to purchase property and equipment.

Cash provided by financing activities was $15.0 million, $7.1 million and $4.6 million in 2006, 2005 and 2004, respectively. Cash provided by financing activities was the results of proceeds received from the exercise of common stock options and shares issued under our employee stock purchase plan. In 2004, we made payments of $1.2 million to retire a term loan assumed in the merger with iManage. Cash provided by financing activities is expected to decline significantly in 2007 as a result of the voluntary review of our historical stock option granting practices, which suspended the exercise of common stock options and purchases of shares under our employee stock purchase plan since April 2007.

We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or if a requirement for cash arises. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business, the leasing of a new office facility and our business outlook. In 2007, we purchased furniture and equipment and made leasehold improvements to our new headquarters facility in San Jose, California.

We have used cash to acquire businesses and technologies that enhance and expand our product offerings and we anticipate that we will continue to do so in the future. For example, in November 2007, we acquired all the membership interests of Optimost in exchange for $52.0 million in cash and assumed certain unvested stock options. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional financing to complete future acquisitions.

We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan. While we expect to continue to receive these proceeds in future periods, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan and general market conditions. Since April 2007 employees were unable to exercise stock options or purchase shares under our employee stock purchase plan. Accordingly, proceeds from such exercises and purchases will be lower in 2007 than 2006.

Bank Borrowings.  We had a $13.0 million line of credit available to us at December 31, 2006, which is secured by cash, cash equivalents and investments and is primarily used as collateral for letters of credit required by our facilities leases. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under this line of credit. The line of credit agreement expired in July 2007 and we have entered into a new line of credit with the same financial institution. The new line of credit agreement provided up to $13.0 million until September 30, 2007 and up to $7.0 million until July 31, 2008. There were no outstanding borrowings under this line of credit as of December 31, 2006 and 2005.

Facilities.  We lease facilities under operating lease agreements that expire at various dates through 2016. As of December 31, 2006, minimum cash payments due under operating lease obligations totaled $40.6 million. The following table presents our prospective future lease payments under these agreements as of December 31, 2006, which is net of our estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net	Net Future
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Outflows

2007	$8,389	$5,498	$(994)	$651	$5,155	$13,544
2008	4,144	1,973	(802)	382	1,553	5,697
2009	2,731	1,258	(523)	345	1,080	3,811
2010	2,673	1,049	(452)	339	936	3,609
2011	2,826	—	—	—	—	2,826
Thereafter	10,078	—	—	—	—	10,078

	$30,841	$9,778	$(2,771)	$1,717	8,724	$39,565

Less: Present value discount of future lease payments	(28)

Obligations for excess facilities recognized as of December 31, 2006	$8,696

We have entered into a lease for a new headquarters facility in San Jose, California. The lease commenced August 1, 2007 and will expire on July 31, 2014. The table above includes $12.7 million in operating lease payments associated with this new facility.

The restructuring and excess facilities accrual at December 31, 2006 includes minimum lease payments of $9.8 million and estimated operating expenses of $1.7 million offset by estimated sublease income of $2.8 million and the present value discount of $28,000 recorded in accordance with SFAS No. 146. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

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

We have entered into standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At December 31, 2006, we had $12.4 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments. The following presents the outstanding commitments under these agreements at each respective balance sheet date for the next five years and at balance sheet dates after 2011 (in thousands):

Standby
Letters of
Credit

Years Ending December 31,
2007	$3,594
2008	$2,941
2009	$2,941
2010	$1,441
2011	$1,441
After 2011	$1,441

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

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2006, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

We have entered into operating leases for our office facilities in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of December 31, 2006, we leased facilities under non-cancelable operating leases expiring between 2007 and 2016. Rent expense under operating leases for 2006, 2005 and 2004 was $10.2 million, $9.9 million and $9.8 million, respectively. Future minimum lease payments under our operating leases as of December 31, 2006 are detailed previously in “Liquidity and Capital Resources”.

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, income (loss) from operations and net income (loss), as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments and make changes as deemed appropriate under the circumstances. We also discuss and review the suitability of these critical accounting policies and our critical accounting estimates with the Audit Committee of the Board of Directors and our independent registered public accountants. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management in the preparation of our consolidated financial statements. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are of particular significance include:

•	revenue recognition;

•	estimating the allowance for doubtful accounts and sales returns;

•	estimating the accrual for restructuring and excess facilities costs;

•	accounting for stock-based compensation;

•	accounting for income taxes; and

•	valuation of long-lived assets, intangible assets and goodwill.

Revenue Recognition.  We derive revenues from the license of our software products and from support, consulting and training services.

We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc), revenue is recognized for delivered elements only where vendor specific objective evidence of fair value exists for all of the undelivered elements. Our specific objective evidence of fair value for support is based on the renewal rate as stated in the agreement, so long as the rate is substantive. Our specific objective evidence of fair value for our other undelivered elements is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of undelivered elements (e.g., support, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP No. 97-2 have been met. For arrangements that include a support renewal rate that we determine is not substantive, all revenue for such arrangement is recognized ratably over the applicable support period.

Under SOP No. 97-2, revenue attributable to an element in a customer arrangement is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable and the arrangement does not require additional services that are essential to the functionality of the software.

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

Support and service revenues consist of professional services and support fees. Professional services consist of software installation and integration, training and business process consulting. Professional services are predominantly billed on a time-and-materials basis and we recognize revenues as the services are performed. If uncertainty exists about our ability to complete the project, our ability to collect the amounts due, or in the case of fixed fee consulting arrangements, our ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved.

Support contracts are typically priced as a percentage of the product license fee and generally have a one-year term. Services provided to customers under support contracts include technical product support and unspecified product upgrades when and if available. Revenues from advanced payments for support contracts are recognized ratably over the term of the agreement.

Allowance for Doubtful Accounts.  We make estimates as to the overall collectibility of accounts receivable and provide an allowance for accounts receivable considered uncollectible. In estimating this allowance, our management specifically analyzes our accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Actual customer collections could differ from our estimates. In general, our allowance for doubtful accounts consists of specific accounts where we believe collection is not probable and an estimate, based on historical write-offs, of the potential write-offs for receivables not specifically reserved.

Allowance for Sales Returns.  From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. Management specifically analyzes our revenue transactions, customer software installation patterns, historical return pattern, current economic trends and customer payment terms when evaluating the adequacy of the allowance for sales returns.

Restructuring and Excess Facilities Accrual.  In connection with our restructuring and facility consolidation plans, we perform evaluations of our then-current facilities requirements and identify facilities that are in excess of our current and estimated future needs. When a facility is identified as excess and we have ceased use of the facility, we accrue the fair value of the remaining lease obligation. In determining fair value of expected sublease income over the remainder of the lease term and of related exit costs, if any, we receive appraisals from real estate brokers to aid in our estimate. In addition, during the evaluation of our facilities requirements, we also identify operating equipment and leasehold improvements that may be impaired. Excluding the facilities that are currently subleased, our excess facilities are being marketed for sublease and are currently unoccupied. Accordingly, our estimate of sublease income from vacant excess facilities could differ from actual results and such differences could require additional charges or credits that could materially affect our consolidated financial condition and results of operations. We reassess our excess facilities liability each period based on current real estate market conditions to determine if our estimates of the amount and timing of future sublease income are reasonable.

Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method, in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock options granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Since we elected to use the modified prospective transition method, the consolidated results of operations have not been restated for prior periods. At December 31, 2006, there was

$7.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.7 years.

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating expected life, stock price volatility and forfeiture rates. We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions are shown in the Notes to the Consolidated Financial Statements. We estimate the expected life of options granted based on the history of grants, exercises and cancellations in our option database. We also estimate the volatility based upon the historical volatility experienced in our stock price over the expected term of the option. To the extent volatility of our stock price changes in the future, our estimates of the fair value of options granted in the future would change, thereby increasing or decreasing stock-based compensation expense in future periods. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero in the Black-Scholes option valuation model. In addition, we apply an expected forfeiture rate when amortizing our expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise our estimates in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. In the future, as empirical evidence regarding these input estimates is able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.

Accounting for Income Taxes.  We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We also review our net operating loss and credit carryforwards to assess the impact of statutory limitations. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. During 2006, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would not be fully realized.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are recorded when those returns are filed and the impacts of the adjustments are known.

As a matter of course we may be audited by various taxing authorities and those audits may result in proposed assessments where the ultimate resolution results in us owing additional taxes. We establish reserves when, despite our belief that our tax return positions are appropriate and supportable under local tax law, we believe certain positions are likely to be challenged by tax authorities and we may not succeed in realizing the tax benefit. We evaluate these reserves each quarter and adjust the reserves and the related interest in light of changing facts and circumstances that affect the probability of realizing tax benefits, such as the progress of a tax audit or the expiration of a statute of limitations. We believe that our tax positions comply with applicable tax law and that we have adequately provided for any known tax contingencies, however, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the periods that assessments are resolved or when the statutes of limitations expire.

Impairment of Goodwill and Long-Lived Assets.  We account for goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, we are required to perform an impairment review of goodwill on at least an annual basis. This impairment review involves a two-step process as follows:

•	Step 1 — We compare the fair value of our single reporting unit to its carrying value, including goodwill. If the reporting unit’s carrying value, including goodwill, exceeds the unit’s fair value, we move on to Step 2. If the unit’s fair value exceeds the carrying value, no further work is performed and no impairment charge is necessary.

•	Step 2 — We perform an allocation of the fair value of the reporting unit to its identifiable tangible and non-goodwill intangible assets and liabilities. This allocation derives an implied fair value for the reporting unit’s goodwill. We then compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of its goodwill, an impairment charge would be recognized for the excess.

We have determined that we have one reporting unit. We performed and completed the required annual impairment testing in the third quarter of 2006. Upon completing our review, we determined that the carrying value of the recorded goodwill had not been impaired and no impairment charge was recorded. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. Although we determined in 2006 that the recorded goodwill had not been impaired, changes in the economy, the business in which we operate and our own relative performance may result in goodwill impairment in future periods. Accordingly, future changes in market capitalization could result in significantly different fair values of the reporting unit, which may impair goodwill.

We are also required to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired based on the factors mentioned above. For example, if our market capitalization declines below our net book value or we suffer a sustained decline in our stock price, we will assess whether the goodwill has been impaired. A significant impairment could result in additional charges and have a material adverse impact on our consolidated financial condition and operating results.

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

Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The amortization expense related to the intangible assets may be accelerated in the future if we reduce the estimated useful life of the intangible assets or determine that an impairment has occurred.

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

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity while at the same time maximizing yields without significantly increasing risk. To achieve these objectives, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are “available for sale” and are considered to be short-term investments. The following table presents the carrying value, which approximates fair value, and related weighted average interest rates for cash equivalents and short-term investments at December 31, 2006 (in thousands, except rates):

		Average
	Carrying	Interest
	Value	Rate

Cash equivalents	$36,169	4.47%
Short-term investments	102,342	4.49%

	$138,511	4.48%

The following table presents the carrying value, which approximates fair value, and related weighted average interest rates for cash equivalents and short-term investments at December 31, 2005 (in thousands, except rates):

		Average
	Carrying	Interest
	Value	Rate

Cash equivalents	$49,601	2.47%
Short-term investments	63,581	3.14%

	$113,182	2.94%

Interest rate movements affect the interest income we earn on cash equivalents and short-term investments. Assuming an average investment balance of $123.0 million in 2006, if interest rates were to increase (decrease) by 10%, this would result in a $553,000 increase (decrease) in annual interest income. Further, we hold debt securities in government agencies, corporate obligations and commercial paper of $100.8 million at December 31, 2006 and the market value of these investments may decline if interest rates rise. If the market value of these debt securities decline, we may suffer losses in principal if forced to sell the securities. However, we reduce our interest rate risk by investing in instruments with remaining time to maturity of less than two years.

At December 31, 2006 and 2005, we had no outstanding borrowings.

Foreign Currency Risk

We develop our software products in the United States and India for sale in the Americas, Europe and Asia Pacific. Our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. A majority of our revenues are denominated in United States Dollars; however, a strengthening of the United States Dollar could make our software products less competitive in foreign markets. We enter into forward foreign currency contracts to manage the exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. At December 31, 2006, we had outstanding forward foreign currency contracts with notional amounts totaling approximately $10.2 million. The forward foreign currency contracts expired in January 2007 and offset certain foreign currency exposures in the Euro, British Pound, Australian Dollar and Japanese Yen. At December 31, 2005, we had outstanding forward foreign currency contracts with notional amounts totaling approximately $5.8 million. The forward foreign currency contracts expire in February 2006 and offset certain foreign currency exposures in the Euro, British Pound and Australian Dollar. These forward foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and accordingly, are marked to market and recognized in the consolidated results of operations in interest income and other, net. The fair value of the liability associated with forward foreign currency contracts recognized in the consolidated financial statements as of December 31, 2006 and 2005 was $24,000 and $19,000, respectively.

The table below provides information about our forward foreign currency contracts at December 31, 2006. The information is provided in United States Dollar equivalent amounts. The following table presents the notional amounts, at contract exchange rates, and the contractual foreign currency exchange rates expressed as units of the foreign currency per United States Dollar, which in some cases may not be the market convention for quoting a particular currency (in thousands, except rates):

		Contract
	Notional	Exchange
	Principal	Rate

Australian Dollars	$2,053	0.79
Euros	3,386	1.32
British Pounds	4,106	1.96
Japanese Yen	653	0.01

	$10,198

Estimated fair value of liability	$24

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

Commodity Price Risk

As of December 31, 2006 and 2005, we did not hold commodity instruments and have never held such instruments in the past.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

The following tables set forth a summary of our quarterly financial information for each of the four quarters in 2006 and 2005 (in thousands, except per share amounts):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Revenues:
License	$21,021	$18,580	$18,508	$17,569
Support and service	32,896	32,335	30,521	28,889

Total revenues	53,917	50,915	49,029	46,458

Cost of revenues:
License	3,352	4,426	4,417	4,172
Support and service	12,932	13,140	12,327	11,857

Total cost of revenues	16,284	17,566	16,744	16,029

Gross profit	37,633	33,349	32,285	30,429
Operating expenses:
Sales and marketing	20,668	18,877	19,168	18,401
Research and development	9,085	8,902	8,528	8,554
General and administrative	3,772	3,964	3,791	5,260
Amortization of intangible assets	828	828	828	828
Restructuring and excess facilities charges (recoveries)	(15)	41	(591)	(337)

Total operating expenses	34,338	32,612	31,724	32,706

Income (loss) from operations	3,295	737	561	(2,277)
Interest income and other, net	1,888	1,631	1,531	1,274

Income (loss) before provision for income taxes	5,183	2,368	2,092	(1,003)
Provision for income taxes	853	595	315	440

Net income (loss)	$4,330	$1,773	$1,777	$(1,443)

Basic net income (loss) per common share	$0.10	$0.04	$0.04	$(0.03)

Shares used in computing basic net income (loss) per common share	43,813	43,045	42,629	42,430

Diluted net income (loss) per common share	$0.10	$0.04	$0.04	$(0.03)

Shares used in computing diluted net income (loss) per common share	45,337	43,922	43,350	42,430

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005
	As restated(1)	As restated(1)	As restated(1)	As restated(1)

Revenues:
License	$19,254	$17,417	$14,666	$16,417
Support and service	28,325	26,522	26,368	26,068

Total revenues	47,579	43,939	41,034	42,485

Cost of revenues:
License	4,481	3,951	3,342	3,488
Support and service	11,295	10,740	10,222	10,000

Total cost of revenues	15,776	14,691	13,564	13,488

Gross profit	31,803	29,248	27,470	28,997
Operating expenses:
Sales and marketing	18,760	17,966	16,679	17,326
Research and development	7,842	7,639	7,840	8,162
General and administrative	4,090	3,674	3,123	3,611
Amortization of intangible assets	886	834	782	856
Restructuring and excess
facilities charges (recoveries)	(94)	35	(303)	(330)

Total operating expenses	31,484	30,148	28,121	29,625

Income (loss) from operations	319	(900)	(651)	(628)
Interest income and other, net	969	984	908	713

Income before provision for income taxes	1,288	84	257	85
Provision for income taxes	185	278	325	300

Net income (loss)	$1,103	$(194)	$(68)	$(215)

Basic net income (loss) per common share	$0.03	$(0.01)	$(0.00)	$(0.01)

Shares used in computing basic net income (loss) per common share	42,244	41,988	41,635	41,137

Diluted net income (loss) per common share	$0.03	$(0.01)	$(0.00)	$(0.01)

Shares used in computing diluted net income (loss) per common share	43,085	41,988	41,635	41,137

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 3, “Restatement of Consolidated Financial Statements,” in the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

The tables below present the effects of adjustments made to our previously reported quarterly financial information for each of the four quarters in 2005 (in thousands, except per share amounts). We have not presented tables for previously reported quarterly financial information for the statements of operations for the quarters in 2006 as no adjustments were made to those periods.

	4th Quarter			3rd Quarter
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenues:
License	$19,254	$—	$19,254	$17,417	$—	$17,417
Support and service	28,325	—	28,325	26,522	—	26,522

Total revenues	47,579	—	47,579	43,939	—	43,939

Cost of revenues:
License	4,481	—	4,481	3,951	—	3,951
Support and service	11,293	2	11,295	10,731	9	10,740

Total cost of revenues	15,774	2	15,776	14,682	9	14,691

Gross profit	31,805	(2)	31,803	29,257	(9)	29,248
Operating expenses:
Sales and marketing	18,753	7	18,760	17,966	—	17,966
Research and development	7,840	2	7,842	7,639	—	7,639
General and administrative	4,088	2	4,090	3,673	1	3,674
Amortization of intangible assets	886	—	886	834	—	834
Restructuring and excess facilities charges (recoveries)	(94)	—	(94)	35	—	35

Total operating expenses	31,473	11	31,484	30,147	1	30,148

Income (loss) from operations	332	(13)	319	(890)	(10)	(900)
Interest income and other, net	969	—	969	984	—	984

Income before provision for income taxes	1,301	(13)	1,288	94	(10)	84
Provision for income taxes	185	—	185	278	—	278

Net income (loss)	$1,116	$(13)	$1,103	$(184)	$(10)	$(194)

Basic net income (loss) per common share	$0.03	$—	$0.03	$(0.00)	$—	$(0.00)

Shares used in computing basic net income (loss) per common share	42,244	—	42,244	41,988	—	41,988

Diluted net income (loss) per common share	$0.03	$—	$0.03	$(0.00)	$—	$(0.00)

Shares used in computing diluted net income (loss) per common share	43,085	—	43,085	41,988	—	41,988

	2nd Quarter			1st Quarter
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenues:
License	$14,666	$—	$14,666	$16,417	$—	$16,417
Support and service	26,368	—	26,368	26,068	—	26,068

Total revenues	41,034	—	41,034	42,485	—	42,485

Cost of revenues:
License	3,342	—	3,342	3,488	—	3,488
Support and service	10,227	(5)	10,222	10,029	(29)	10,000

Total cost of revenues	13,569	(5)	13,564	13,517	(29)	13,488

Gross profit	27,465	5	27,470	28,968	29	28,997
Operating expenses:
Sales and marketing	16,671	8	16,679	17,328	(2)	17,326
Research and development	7,842	(2)	7,840	8,168	(6)	8,162
General and administrative	3,122	1	3,123	3,608	3	3,611
Amortization of intangible assets	782	—	782	856	—	856
Restructuring and excess facilities charges (recoveries)	(303)	—	(303)	(330)	—	(330)

Total operating expenses	28,114	7	28,121	29,630	(5)	29,625

Loss from operations	(649)	(2)	(651)	(662)	34	(628)
Interest income and other, net	908	—	908	713	—	713

Income before provision for income taxes	259	(2)	257	51	34	85
Provision for income taxes	325	—	325	300	—	300

Net loss	$(66)	$(2)	$(68)	$(249)	$34	$(215)

Basic and diluted net loss
per common share	$(0.00)	$—	$(0.00)	$(0.01)	$—	$(0.01)

Shares used in computing basic and diluted net income (loss) per common share	41,635	—	41,635	41,137	—	41,137

The following table summarizes the impact of the restatement on each line item of our interim condensed consolidated balance sheets for the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 (in millions):

	September 30, 2006			June 30, 2006
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$79,019	$—	$79,019	$60,312	$—	$60,312
Short-term investments	81,349	—	81,349	86,231	—	86,231
Accounts receivable, net	29,851	—	29,851	33,466	—	33,466
Prepaid expenses and other current assets	5,564	—	5,564	5,254	—	5,254

Total current assets	195,783	—	195,783	185,263	—	185,263

Property and equipment, net	4,873	—	4,873	5,163	—	5,163
Goodwill	191,620	—	191,620	191,595	—	191,595
Other intangible assets, net	13,904	—	13,904	18,474	—	18,474
Other assets	2,997	—	2,997	3,284	—	3,284

Total assets	$409,177	$—	$409,177	$403,779	$—	$403,779

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,493	$—	$2,493	$2,430	$—	$2,430
Accrued liabilities	29,763	—	29,763	28,185	—	28,185
Restructuring and excess facilities accrual	6,520	—	6,520	7,214	—	7,214
Deferred revenues	53,112	(501)	52,611	56,308	(501)	55,807

Total current liabilities	91,888	(501)	91,387	94,137	(501)	93,636

Accrued liabilities	2,504	—	2,504	2,290	—	2,290
Restructuring and excess facilities accrual	3,966	—	3,966	5,140	—	5,140

Total liabilities	98,358	(501)	97,857	101,567	(501)	101,066

Stockholder’s equity:
Preferred stock	—	—	—	—	—	—
Common stock	43	—	43	43	—	43
Additional paid-in capital	715,235	31,500	746,735	708,519	31,500	740,019
Cumulative translation adjustment	(64)	—	(64)	16	—	16
Accumulated other comprehensive loss	(112)	—	(112)	(310)	—	(310)
Accumulated deficit	(404,283)	(30,999)	(435,282)	(406,056)	(30,999)	(437,055)

Total stockholders’ equity	310,819	501	311,320	302,212	501	302,713

Total liabilities and
stockholders’ equity	$409,177	$—	$409,177	$403,779	$—	$403,779

	March 31, 2006
	As		As
	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$60,266	$—	$60,266
Short-term investments	82,814	—	82,814
Accounts receivable, net	30,826	—	30,826
Prepaid expenses and other current assets	4,769	—	4,769

Total current assets	178,675	—	178,675

Property and equipment, net	5,001	—	5,001
Goodwill	191,595	—	191,595
Other intangible assets, net	22,924	—	22,924
Other assets	2,891	—	2,891

Total assets	$401,086	$—	$401,086

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,740	$—	$2,740
Accrued liabilities	25,881	—	25,881
Restructuring and excess facilities accrual	7,145	—	7,145
Deferred revenues	57,176	(501)	56,675

Total current liabilities	92,942	(501)	92,441

Accrued liabilities	2,499	—	2,499
Restructuring and excess facilities accrual	7,645	—	7,645

Total liabilities	103,086	(501)	102,585

Stockholder’s equity:
Preferred stock	—	—	—
Common stock	42	—	42
Additional paid-in capital	706,292	31,500	737,792
Accumulated other comprehensive loss	(501)	—	(501)
Accumulated deficit	(407,833)	(30,999)	(438,832)

Total stockholders’ equity	298,000	501	298,501

Total liabilities and stockholders’ equity	$401,086	$—	$401,086

The following table summarizes the impact of the restatement on each line item of our interim condensed consolidated balance sheets during the year ended December 31, 2005 (in thousands):

	December 31, 2005			September 30, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$73,618	$—	$73,618	$49,480	$—	$49,480
Short-term investments	63,581	—	63,581	77,236	—	77,236
Accounts receivable, net	31,542	—	31,542	29,001	—	29,001
Prepaid expenses and other current assets	4,732	—	4,732	6,242	—	6,242

Total current assets	173,473	—	173,473	161,959	—	161,959

Property and equipment, net	5,044	—	5,044	5,528	—	5,528
Goodwill	191,595	—	191,595	191,480	—	191,480
Other intangible assets, net	25,527	—	25,527	30,134	—	30,134
Other assets	2,967	—	2,967	1,907	—	1,907

Total assets	$398,606	$—	$398,606	$391,008	$—	$391,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,318	$—	$2,318	$4,196	$—	$4,196
Accrued liabilities	24,371	—	24,371	21,253	—	21,253
Restructuring and excess facilities accrual	7,266	—	7,266	7,475	—	7,475
Deferred revenues	54,010	(501)	53,509	49,574	(501)	49,073

Total current liabilities	87,965	(501)	87,464	82,498	(501)	81,997

Accrued liabilities	2,761	—	2,761	2,904	—	2,904
Restructuring and excess facilities accrual	9,681	—	9,681	11,529	—	11,529

Total liabilities	100,407	(501)	99,906	96,931	(501)	96,430

Stockholder’s equity:
Preferred stock	—	—	—	—	—	—
Common stock	42	—	42	42	—	42
Additional paid-in capital	705,908	31,500	737,408	703,661	31,501	735,162
Deferred stock-based compensation	(1,002)	—	(1,002)	(1,752)	(14)	(1,766)
Accumulated other comprehensive loss	(359)	—	(359)	(368)	—	(368)
Accumulated deficit	(406,390)	(30,999)	(437,389)	(407,506)	(30,986)	(438,492)

Total stockholders’ equity	298,199	501	298,700	294,077	501	294,578

Total liabilities and
stockholders’ equity	$398,606	$—	$398,606	$391,008	$—	$391,008

	June 30, 2005			March 31, 2005
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$57,249	$—	$57,249	$58,647	$—	$58,647
Short-term investments	86,820	—	86,820	82,456	—	82,456
Accounts receivable, net	25,194	—	25,194	23,523	—	23,523
Prepaid expenses and other current assets	6,480	—	6,480	8,480	—	8,480

Total current assets	175,743	—	175,743	173,106	—	173,106

Property and equipment, net	5,782	—	5,782	5,590	—	5,590
Goodwill	185,464	—	185,464	185,464	—	185,464
Other intangible assets, net	22,947	—	22,947	26,454	—	26,454
Other assets	1,947	—	1,947	1,947	—	1,947

Total assets	$391,883	$—	$391,883	$392,561	$—	$392,561

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,536	$—	$4,536	$5,623	$—	$5,623
Accrued liabilities	19,032	—	19,032	19,171	—	19,171
Restructuring and excess facilities accrual	7,750	—	7,750	8,197	—	8,197
Deferred revenues	50,831	(501)	50,330	51,633	(501)	51,132

Total current liabilities	82,149	(501)	81,648	84,624	(501)	84,123

Accrued liabilities	3,078	—	3,078	3,194	—	3,194
Restructuring and excess facilities accrual	13,214	—	13,214	14,935	—	14,935

Total liabilities	98,441	(501)	97,940	102,753	(501)	102,252

Stockholder’s equity:
Preferred stock	—	—	—	—	—	—
Common stock	42	—	42	41	—	41
Additional paid-in capital	702,045	31,503	733,548	698,791	31,522	730,313
Deferred stock-based compensation	(1,074)	(26)	(1,100)	(1,534)	(47)	(1,581)
Accumulated other comprehensive loss	(249)	—	(249)	(234)	—	(234)
Accumulated deficit	(407,322)	(30,976)	(438,298)	(407,256)	(30,974)	(438,230)

Total stockholders’ equity	293,442	501	293,943	289,808	501	290,309

Total liabilities and
stockholders’ equity	$391,883	$—	$391,883	$392,561	$—	$392,561

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Audit Committee Review

As discussed in the Explanatory Note preceding Part I, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and in Note 3 in Notes to Consolidated Financial Statements of this Annual Report on Form 10-K, on January 30, 2007, we announced that the Audit Committee of the Board of Directors, with the assistance of independent outside legal counsel and forensic accounting experts, was conducting a voluntary review of our historical stock option granting practices and related accounting. As a result of the Audit Committee review management concluded, and the Audit Committee agreed, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Accordingly, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, and are restating previously filed consolidated financial statements in this Annual Report on Form 10-K.

In connection with the review of our historical stock option practices, we determined that our historical grant procedures were not adequately designed to ensure the proper accounting for option grants and the contemporaneous documentation of grants. The Audit Committee found these deficiencies occurred predominately during the period from 1999 through 2001.

Beginning in 2001, we implemented improved procedures to provide additional safeguards and greater internal control over stock option granting and administration. These improvements included issuing employee new hire, promotion and merit grants on the last trading day of each month. Also, prior to 2006, we implemented improvements to procedures, processes and systems to provide additional safeguards and greater internal control over the stock option granting and administration functions. These improvements included:

•	Documenting and assessing the design and operation of internal controls;

•	Segregating responsibilities, adding reviews and reconciliations;

•	Upgrading systems that support the processes;

•	Providing training to the stock administration function; and

•	Identifying key controls, developing test plans and testing controls in the stock option granting and administration function.

We believe these changes remediated the historical control deficiencies. There was no additional stock-based compensation expense related to grants issued during the years 2004, 2005 and 2006 and we did not identify any material weakness in our stock option grant processes or internal control over financial reporting as of December 31, 2006.

In 2007, the Audit Committee recommended enhancements to our stock option grant procedures to ensure that future granting actions are documented and accounted for properly. In October 2007, we have adopted all of the Audit Committee’s recommendations, including updating our equity compensation award policy that provides for the methodology of determining the timing and exercise price of all awards and related procedures.

Restatement of Financial Statements

On November 9, 2007, we announced our conclusion, based on the Audit Committee review, that the measurement dates for financial accounting purposes differed from the recorded grant dates for certain stock option grants, with the result that we would be required to recognize additional non-cash charges for stock-based compensation expense in amounts that would be material with respect to certain periods. We also advised that our previously issued consolidated financial statements, related notes and selected financial data and all financial press releases and similar communications issued by us and the related reports of our independent registered public accounting firm should no longer be relied upon.

Following the conclusion of the Audit Committee review, and with the concurrence of management and the Audit Committee, we determined that we should have recognized approximately $31.5 million of pre-tax stock-based compensation expense during the Review Period that was not accounted for in the previously issued consolidated financial statements. We also recorded previously unrecorded adjustments for the years ended December 31, 2004, 2003, 2002 and 2001 for support and services revenues and allowance for doubtful accounts expense not related to accounting for stock options that were previously deemed to be immaterial on an interim and annual basis to our consolidated financial statements. Therefore, we are restating our consolidated balance sheet as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), cash flows for the years ended December 31, 2005 and 2004 as a result of a voluntary review of our historical stock option granting practices and related accounting issues. We also have restated the pro forma expense disclosed in accordance with SFAS No. 123 in the Notes to Consolidated Financial Statements for the years ended December 31, 2005 and 2004.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006.

The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Annual Report on Form 10-K. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, had been taken. This type of evaluation is done every quarter so that our conclusions concerning the effectiveness of these controls can be reported in the reports we file or submit under the Exchange Act. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal controls over financial reporting are effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principals. Our independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2006.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Interwoven have been detected.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning our internal control over financial reporting and the evaluations referred to in those certifications. Item 15 of this Annual Report on Form 10-K sets forth the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of management’s assessment of our internal control over financial reporting set forth below in this section.

ITEM 9B.	OTHER INFORMATION

2007 Annual Meeting of Stockholders

We hereby announce that the date of our 2007 Annual Meeting of Stockholders has been scheduled to be held on February 21, 2008, and that Monday, January 14, 2008, at the close of business, has been set as the record date for the determination of stockholders entitled to vote on the matters to be presented at that meeting. Our 2006 Annual Meeting of Stockholders was held on July 12, 2006. Because the date of our 2007 Annual Meeting of Stockholders varies by more than 30 calendar days from the anniversary of the 2006 Annual Meeting of Stockholders, pursuant to Rule 14a-5(f) under the Exchange Act, stockholders are advised that the deadline for a stockholder proposal to be considered for inclusion in our proxy statement for the 2007 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Exchange Act set forth under the caption “Stockholder Proposals to be Presented at the Next Annual Meeting” in our proxy statement for our 2006 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission on June 19, 2006, continues to apply, and that stockholder proposals made outside of Rule 14a-8 under the Exchange Act will be considered timely under our bylaws if notice thereof is delivered to, or mailed and received at, our principal executive offices on or before the close of business on December 24, 2007. Any such notice must set forth the information required by our bylaws with respect to each matter the stockholder proposes to bring before the meeting. Stockholder proposals should be directed to the attention of the Secretary, at 160 East Tasman Drive, San Jose, California 95134.

2008 Annual Meeting of Stockholders

We hereby announce that the date of our 2008 Annual Meeting of Stockholders has been scheduled to be held on June 5, 2008. Because the date of our 2008 Annual Meeting of Stockholders varies by more than 30 calendar days from the anniversary of the 2007 Annual Meeting of Stockholders, pursuant to Rule 14a-5(f) under the Exchange Act, stockholders are advised that the following deadlines for stockholder proposals apply:

1. In order for a stockholder proposal to be considered for inclusion in our proxy statement for the 2008 Annual Meeting of Stockholders pursuant to Rule 14a-8 under the Exchange Act, the proposal must be received by us at our principal executive offices on or before February 1, 2008.

2. In addition, in order for a stockholder proposal made outside of Rule 14a-8 under the Exchange Act to be considered timely under our bylaws, notice of such proposal must be delivered to, or mailed and received at, our principal executive offices not less than 60 days (April 6, 2008) nor more than 90 days (March 7, 2008) prior to the meeting; the notice shall set forth the information required by our bylaws as to each matter the stockholder proposes to bring before the meeting.

Stockholder proposals should be directed to the attention of the Secretary, at 160 East Tasman Drive, San Jose, California 95134.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The names, ages and positions of our directors as of October 31, 2007 are as follows:

Name of Director	Age	Principal Occupation	Director Since

Charles M. Boesenberg(1)(3)(4)	59	Retired	July 2006
Ronald E. F. Codd(1)(3)	52	Independent Business Consultant	July 1999
Bob L. Corey *(1)	56	Independent Business Consultant	November 2003
Joseph L. Cowan	59	Chief Executive Officer, Interwoven, Inc.	April 2007
Frank J. Fanzilli, Jr.(2)(3)(4)	51	Independent Business Consultant	July 2002
Roger J. Sippl(2)(4)	52	Partner, Sippl MacDonald Ventures	April 2007
Thomas L. Thomas(1)(2)	58	President and Chief Operating Officer of GXS	February 2004

*	Chairman of the Board of Directors

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Governance Committee

(4)	Member of the Strategy Committee

Charles M. Boesenberg was the Chief Executive Officer and Chairman of NetIQ Corporation from August 2002 until it was acquired by Attachmate Corporation in June 2006, and he retired. Mr. Boesenberg was President and Chief Executive Officer of NetIQ Corporation from January 2002 to August 2002 when he was named Chairman of the Board of Directors. Mr. Boesenberg serves on the board of directors of Callidus Software, Inc., a provider of sales performance management solutions, Keynote Systems, Inc., a provider of on-demand test and measurement products for mobile communications and internet performance, and Rackable Systems, Inc., a provider of high-density computer and storage rack-mount servers. Mr. Boesenberg holds a Bachelor of Science in mechanical engineering from the Rose Hulman Institute of Technology and a Master of Science in business administration from Boston University.

Ronald E. F. Codd has been an independent business consultant since May 2002. From 1999 to April 2002, he served as President, Chief Executive Officer and a director of Momentum Business Applications, Inc., a software company, and from 1991 to 1998 he served as Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary of PeopleSoft, Inc., an enterprise software developer that was acquired by Oracle Corporation in January 2005. Mr. Codd also serves on the board of directors of Data Domain, Inc., a provider of capacity-optimized storage appliances, and DemandTec, Inc., a provider of Consumer Demand Management software. Mr. Codd holds a Bachelor of Science in accounting from the University of California at Berkeley and a Master of Management from the J. L. Kellogg Graduate School of Management (Northwestern University).

Bob L. Corey has served as the Chairman of the Board of Directors since March 2007. Mr. Corey has been an independent business consultant since March 2007. From May 2003 until his retirement in January 2006, he served as Executive Vice President and Chief Financial Officer of Thor Technologies, Inc., a provider of enterprise provisioning software that was acquired by Oracle Corporation in November 2005. Prior to joining Thor Technologies, Inc., Mr. Corey served as Executive Vice President and Chief Financial Officer of Documentum, Inc., a provider of enterprise content management software, from May 2000 to August 2002. Mr. Corey also serves on the board of directors of Extreme Networks, Inc., a provider of network infrastructure solutions and services, and Veraz Networks, Inc., a provider of packet telephony solutions. Mr. Corey holds a Bachelor of Administration with a concentration in accounting from California State University at Fullerton.

Joseph L. Cowan has served as our Chief Executive Officer since April 2007. Prior to joining Interwoven, Mr. Cowan was an independent business consultant from July 2006 to April 2007. Mr. Cowan served as Chief Executive Officer of Manugistics Group, Inc., a provider of synchronized supply chain and revenue management solutions, from July 2004 to July 2006, when it was acquired by JDA Software Group, Inc. He also served on the board of directors of Manugistics Group, Inc. from August 2004 to July 2006. From December 2003 to July 2004, Mr. Cowan was an independent business consultant. From November 2002 to December 2003, he served as President and Chief Executive Officer of EXE Technologies, Inc., a provider of supply chain management and work management software and services. From April 1998 to November 2002, he served in various capacities with business units of Invensys plc, including most recently as President and Chief Executive Officer of Invensys Automation & Information Systems, a provider of enterprise resource planning and supply chain management software, from April 2001 to November 2002, and as President and Chief Executive Officer of Wonderware, a provider of industrial automation software, from July 2000 to April 2001. Mr. Cowan serves on the board of directors of Blackboard Inc., a provider of e-Education enterprise software applications and services. Mr. Cowan holds a Bachelor of Science degree in electrical engineering from Auburn University and a Master of Science degree in electrical engineering from Arizona State University.

Frank J. Fanzilli, Jr. served as our Lead Independent Director from January 2005 to January 2006 and as Chairman of the Board of Directors from January 2006 to March 2007. He has been an independent business consultant since July 2002. From 1985 to June 2002, Mr. Fanzilli served in various positions in Information Technology at Credit Suisse First Boston, an investment bank, including most recently as Managing Director and Global Chief Information Officer. Mr. Fanzilli currently serves on the board of directors of CommVault Systems, Inc., a provider of data management solutions, Sona Mobile Holdings Corporation, a provider of wireless technologies, and Avaya Inc., a provider of communications networks and services. Mr. Fanzilli holds a Bachelor of Science in management from Fairfield University and a Master of Business Administration in finance from New York University.

Roger J. Sippl has been a managing member of Sippl Investments, LLC, a venture capital firm that he co-founded, since 1995. In 2002, Mr. Sippl founded Above All Software, Inc., a business integration software company, and served as its Chief Executive Officer until April 2005 and as its Chairman of the Board from April 2005 until March 2007. From March 1998 to July 1998, he served as Chief Technology Officer of Borland International, Inc., a software development tools provider that acquired Visigenic Software, Inc. From 1993 until February 1998, Mr. Sippl served as the Chief Executive Officer and Chairman of the Board of Visigenic Software, Inc., a software development tools provider company that he founded. He founded The Vantive Corporation, a global enterprise software company specializing in customer relationship management software that was acquired by PeopleSoft, Inc. in 2000. From 1980 to 1989, Mr. Sippl served as Chief Executive Officer of Informix Corporation, a database company that he founded, and from 1989 to 1993, as its Chairman of the Board of Directors. Mr. Sippl holds a Bachelor of Science degree in computer science from the University of California at Berkeley.

Thomas L. Thomas has been President and Chief Operating Officer of GXS, Inc., a global provider of B2B e-commerce solutions, since June 2006. From June 2004 to November 2005, he was President and General Manager

of G-International, Inc., an electronic data interchange and information exchange company that was merged into GXS in August 2005. Prior to that, Mr. Thomas was Chairman and Chief Executive Officer of HAHT Commerce, Inc., a developer of business-to-business software applications, until it was acquired by GXS in February 2004. Mr. Thomas also serves on the board of directors of Iteris, Inc., an infrastructure security and control company. Mr. Thomas holds a Bachelor of Science in commerce from Bellarmine University.

Each director holds office until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.

Executive Officers

The names, ages and positions of our executive officers as of October 31, 2007 are:

Joseph L. Cowan, age 59, has served as our Chief Executive Officer since April 2007. Additional background information is included above under “Board of Directors.”

Scipio M. Carnecchia, age 44, has served as President since September 2006. He served as our Senior Vice President of Worldwide Sales since July 2003 and as our interim President from March 2006 to September 2006. From July 2002 through June 2003, he served as our Vice President of Sales, and from March 2001 to June 2002, he was our Vice President of Alliances. Mr. Carnecchia holds a Bachelor of Engineering in electrical engineering and computer science from Stevens Institute of Technology.

John E. Calonico, Jr., age 51, has served as our Chief Financial Officer, Senior Vice President and Secretary since March 2004. From November 2003 until March 2004, he served as our Senior Vice President, Finance. From January 2002 until November 2003, he served as Chief Financial Officer and Secretary of iManage, Inc., a collaborative document management software company acquired by Interwoven in November 2003. Mr. Calonico holds a Bachelor of Science in accounting from Golden Gate University.

Benjamin E. Kiker, Jr., age 41, has served as our Senior Vice President and Chief Marketing Officer since September 2006. From August 2005 to February 2006, Mr. Kiker served as Vice President of Americas Marketing for Siebel Systems, Inc., a provider of customer relationship management software and services, and, from April 2005 to August 2005, Mr. Kiker served as Vice President and General Manager of Siebel Systems, Inc.’s Travel, Hospitality and Transportation industry group. From 2002 to March 2005, Mr. Kiker served as Senior Vice President and Chief Marketing Officer of Onyx Software Corporation, a provider of customer relationship management software and services.

Steven J. Martello, age 57, has served as our Senior Vice President of Client Services since joining Interwoven in April 2002. Prior to joining Interwoven, from November 1999 to April 2002, Mr. Martello served as the Vice President of Delivery Services of Scient Corporation, an e-business solutions and services company. Mr. Martello holds a Bachelor of Science from the State University of New York at Albany, a Master of Science in educational psychology from the State University of New York at Albany and a Master of Science in computer science from Union College.

Rafiq R. Mohammadi, age 47, has served as our Senior Vice President and Chief Strategy Officer since July 2007. From November 2003 to July 2007, he served as our Senior Vice President and Chief Technology Officer. From October 1995 to November 2003, Mr. Mohammadi served as Chief Technology Officer and Director of iManage, Inc., a collaborative document management software company, where his responsibilities included technology research and development. Mr. Mohammadi holds a Bachelor of Science and a Master of Science in Computer Science from the University of Illinois in Chicago and an MBA from the Kellogg School of Management at Northwestern University.

David A. Nelson-Gal, age 47, has served as our Senior Vice President of Engineering since joining Interwoven in September 2004. Prior to joining Interwoven, from 1991 to September 2004, Mr. Nelson-Gal served in various roles at Sun Microsystems, Inc., a provider of Internet-related hardware, software and services, most recently as a Vice President of Engineering in its Software Division. Mr. Nelson-Gal holds a Bachelor of Science in computer science and a Master of Science in computer science from University of Michigan.

There are no family relationships among any of our directors or officers.

Identification of Audit Committee and Financial Expert

Audit Committee.  The Audit Committee of the Board of Directors oversees our financial reporting process pursuant to a written charter, which is available on our website at http://www.interwoven.com/company/investors/corp_governance.html. The Audit Committee oversees our financial reporting process and performs several functions: it selects and engages our independent registered public accounting firm; reviews the scope and results of the examination of our consolidated financial statements by our independent registered public accounting firm; reviews with the independent registered public accounting firm and management our quarterly and annual consolidated financial statements and independent registered public accountants’ opinion; approves all professional services and related fees performed by the independent registered public accounting firm; and reviews our key accounting policies and internal accounting and financial controls. The Audit Committee meets regularly with management and our independent registered public accounting firm together and in private sessions. The current members of the Audit Committee are Messrs. Boesenberg, Codd, Corey and Thomas. Mr. Corey serves as Chairman of the Audit Committee.

Each member of the Audit Committee qualifies as an “independent director” under NASDAQ Marketplace Rule 4200(a)(15) and meets the other general audit committee composition requirements of NASDAQ Marketplace Rule 4350(d)(2)(A). In addition, the Board of Directors has determined that Mr. Codd and Mr. Corey are “audit committee financial experts” within the meaning of the rules of the Securities and Exchange Commission and meet the financial sophistication requirement of The NASDAQ Stock Market.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with, except that David A. Nelson-Gal, Steven J. Martello, Scipio M. Carnecchia and John E. Calonico, Jr. each failed to timely file a Form 4 reporting an award of restricted stock units on June 19, 2006.

Code of Conduct and Business Ethics

We have established and review annually a Code of Conduct and Business Ethics applicable to our executive officers (including our principal executive officer and senior financial and accounting officers), directors and employees, in discharging their work-related responsibilities. The Code of Conduct and Business Ethics is available on our website at http://www.interwoven.com/company/investors/corp_governance.html.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This compensation discussion and analysis describes the material elements of compensation awarded to each of seven current or former executive officers who are identified in the Summary Compensation Table (the “named executive officers”). This discussion and analysis serves as an introduction to the 2006 executive compensation information provided in narratives, tables and footnotes that follow. We also describe compensation actions taken in prior years or in 2007 to the extent it enhances the understanding of our executive compensation disclosure for 2006. This discussion and analysis contains statements about individual and company performance targets and goals, and the likelihood of achieving these targets and goals, in the limited context of our compensation programs. Those statements should not be understood to be statements of our expectations or estimates of future performance or other guidance, and should not be applied to other contexts. These statements are subject to many risks and uncertainties, including those identified in this report under “Item 1A. Risk Factors”.

Our Compensation Committee determines the compensation of our executive officers, including the named executive officers, and it administers our equity incentive plans. During 2006 our Board of Directors also participated in decisions about our equity compensation programs and other executive compensation matters, including the separation agreement with our former Chief Executive Officer. The Board of Directors determined director compensation for 2006. Our principal executive officer makes recommendations to the Compensation Committee about the compensation of named executive officers other than himself. In setting the compensation for named executive officers other than our principal executive officer, the Compensation Committee gives weight to the recommendations of our Chief Executive Officer, but final decisions about the compensation of our named executive officers are made by the Compensation Committee.

General Compensation Policy and Objectives

In order to attract, motivate and retain executives responsible for our success, the Compensation Committee designed our compensation programs with a framework of rewards, in the short term and the long term, for meeting and exceeding measurable company-wide goals and individual goals. We also seek to reward executives for qualitative contributions to our objectives and success generally. Within this overall philosophy, the objectives of our executive compensation program are to:

•	Provide competitive total compensation compared to similar positions at comparable companies, assuming that our performance and that the executive’s performance meet specified goals;

•	Link compensation to company performance and individual achievement;

•	Link specific cash-based elements of compensation to our near-term financial performance; and

•	Align the interests of our executives and our stockholders to provide long-term incentives to build stockholder value.

The elements of compensation for our named executive officers include base salaries, cash incentive bonuses, stock options and restricted stock units. In order to recruit and retain our named executive officers, we seek to offer total compensation that is competitive with the compensation offered by companies with which we compete for executive talent. We target total compensation for named executive officers at approximately the 50th percentile of total compensation paid to comparable executives at comparable companies. However, the Compensation Committee has not always selected, and in 2006 it did not use, a formal peer group for purposes of benchmarking competitive compensation. Cash compensation is designed to vary with our results in achieving financial and non-financial objectives selected or confirmed by the Compensation Committee. This incentive cash compensation, tied to the achievement of company-wide goals or individual goals, generally targeted at 40% to 60% of total cash compensation for our Chief Executive Officer and executives primarily responsible for sales and service functions, and from 30% to 40% of total cash compensation for our other executive officers. The Compensation Committee believes that this allocation between salary and incentive cash compensation strikes a balance of its goal of retaining named executive officers and its goal of creating proper incentives for their achievement of company-wide and individual goals, with the principal focus of incentive cash compensation being the achievement of company-wide goals. In 2006 executive officer retention was a special focus of the Compensation Committee’s decisions about executive compensation, given the January 2006 retirement of our former Chief Executive Officer and the level of competition for qualified executives in our industry and in our region.

From time to time, special business conditions may warrant additional compensation to attract, retain or motivate executives. Examples of such conditions include acquisitions, recruiting or retaining specific or unique talent, and recognition for exceptional contributions. In these situations, the Compensation Committee considers the business needs and the potential costs and benefits of special rewards. For example, the Committee approved sign-on bonuses to Joseph L. Cowan in 2007 and to Benjamin E. Kiker, Jr. in 2006, in each case pursuant to the executive’s offer letter with us.

Compensation Surveys and Consultants

In 2005 the Compensation Committee sought strategic advice about our equity compensation programs, and obtained related survey data, from Compensia, Inc. (“Compensia”). Compensia was retained to assist the Board of

Directors in updating our long-term equity compensation strategy in light of mandated expensing of stock options. In 2006, the Compensation Committee and the Board of Directors considered this survey data and trend information in formulating our overall equity compensation strategy.

For 2006, our Human Resources staff compiled competitive compensation data from a “peer group” consisting of all the software companies that participate in the surveys described below that had 2005 revenues of between $50 million and $200 million. On average, these companies had average 2005 revenue of $113 million. The compensation data was derived from the results of surveys by Radford Surveys + Consulting, a San-Jose based business unit of Aon Consulting (“Radford”). The Radford database includes compensation data from a large number of companies across a number of industries, including software, that participate in the Radford surveys. In 2006 the Compensation Committee determined levels of named executive compensation after referring to the competitive compensation data, but did not base its compensation decisions on any formal benchmarks.

For 2007, the Compensation Committee retained Radford to help it establish industry compensation benchmarks and to determine compensation for the Named Executive Officers. In particular, the Compensation Committee engaged Radford to assist in the selection of the appropriate peer group for executive compensation benchmarking purposes. For 2007, Radford compiled the following “peer group” of companies under the direction of our Compensation Committee:

Ariba	OpenText Corporation	Salesforce.com
Borland Software	Openwave Systems	TIBCO Software
Digital Insight	QAD	Vignette
Epicor Software	Quest Software	WebEx Communications
Informatica	Radiant Systems	Wind River Systems
Macrovision

Radford selected these companies based on a number of factors that it believed were appropriate, including industry, size and revenue. The 2007 peer group generally includes similarly-sized software companies with 2006 revenues of between $200 million and $500 million, although larger companies were included to the extent they were direct competitors for executive talent. Our 2006 revenues were at the low end of the range of revenues of companies in the 2007 peer group, aligning roughly with the 25th percentile. The Compensation Committee used this peer group to benchmark named executive officer compensation for 2007 because the Compensation Committee believes that these companies more closely resemble our profile with respect to the above factors than the peer group used in 2006. Since first engaging Radford as its consultant for 2007, the Compensation Committee determines the scope of Radford’s assignments and Radford reports exclusively to the Compensation Committee. While under this assignment, Radford has provided the Compensation Committee with reports and analysis regarding 2007 peer group compensation data and has provided recommendations regarding our equity and non-equity compensation program and compensation level changes.

For 2006, the Compensation Committee determined compensation of named executive officers with reference to the market data compiled by our Human Resources staff, and based upon the recommendations of our former Chief Executive Officer, but without the active involvement of a compensation consultant and with no particular benchmarking targets with reference to a peer group. The Committee examined data available to it and made subjective judgments about appropriate compensation structures and the contributions of various executives that should be rewarded.

In determining the 2007 compensation for our named executive officers, the Compensation Committee retained Radford to provide its recommendations on competitive 2007 peer group pay practices. Radford conducted a study to develop its recommendations, concluding that base salaries and on-target cash incentive bonuses for our named executive officers were below the 50th percentile of the 2007 peer group, in all cases either at the low end of or below the competitive range — which Radford determined was 10% above or below the 50th percentile of base salary and 15% above or below the 50th percentile of base salary plus on-target cash incentive bonus. Radford also determined that 2007 long-term equity award values for our named executive officers on average were below the 50th percentile of the 2007 peer group and in all but one case either at the low end of or below the competitive range — which Radford determined was 30% above or below the 50th percentile.

For 2007, the Compensation Committee decided to target each element of named executive officer compensation — base salaries, target incentive cash compensation and equity awards (and hence total compensation) — at the 50th percentile of the peer group for each of the executives’ positions. The Compensation Committee believed that this would appropriately balance its objectives of promoting retention, provide performance incentives and aligning executives’ interests with interests of shareholders. The Committee also believes that this arrangement substantially achieves internal equity among named executive officers.

Elements of Compensation

The three material elements of our named executive officer compensation program are base salary, cash incentive awards and equity incentive awards.

Base Salary

We seek to provide our senior management with a base salary that is appropriate for their roles and responsibilities, and that provides them with a level of income stability. The Compensation Committee reviews base salaries annually, and adjusts them from time to time in light of market conditions and individual factors, including responsibilities, qualitative performance, experience and salary history. For 2006, the base salaries of our named executive officers were determined for each individual by evaluating his scope of responsibility, qualitative performance and other contributions, prior experience and salary history, and salaries for similar positions at comparably sized companies. During 2006, the Compensation Committee made its compensation decisions based on its subjective judgment taking into account the available information. In setting salaries for 2006, the Compensation Committee considered base salary increases for our named executive officers other than our former Chief Executive Officer. After careful consideration, the Compensation Committee approved no increases for any of these individuals other than Mr. Calonico, whose base salary was increased by $35,000, or 16%. The Compensation Committee believed salary levels were competitive and would serve as an effective means of retaining these individuals.

During 2006, in connection with the retirement of our former Chief Executive Officer and Mr. Carnecchia’s appointment as Interim President, the Compensation Committee approved an increase to Mr. Carnecchia’s base salary in the amount of $30,000 per quarter for each quarter in which Mr. Carnecchia served as our principal executive officer following the first quarter of 2006. This additional pay, on top of Mr. Carnecchia’s annual base salary of $200,000, reflected the fact that Mr. Carnecchia’s responsibilities as Senior Vice President of Worldwide Sales would continue while he served as our principal executive officer. The Compensation Committee did not benchmark other companies’ pay practices in similar situations, but did determine that this arrangement and the additional salary was fair and reasonable in view of the Compensation Committee’s qualitative assessment of Mr. Carnecchia’s expected contributions in his expanded role, our business needs and the potential costs and benefits, including the retention and incentive benefits. In reaching this determination, the Compensation Committee concluded that annual base salary of our former Chief Executive Officer — $400,000 prior to his retirement — was competitive with then-current market practice. The Compensation Committee also believed that this additional pay would serve the purpose of retaining Mr. Carnecchia as our principal executive officer until a permanent decision was made regarding our Chief Executive Officer succession.

Our former Chief Executive Officer announced his retirement in January 2006 and his 2006 base salary was unchanged from 2005. During 2005, the Compensation Committee had increased our former Chief Executive Officer’s base annual salary by $50,000 to $400,000, primarily for retention purposes, targeting a total compensation package for our former Chief Executive Officer at roughly the 75th percentile for the software companies that it considered comparable and recognizing that his previous salary had been established in 2003.

For 2007, the Compensation Committee reviewed the base salaries for each of our named executive officers. Based on its conclusion that these base salaries were below the 50th percentile of the 2007 peer group on average and in all but one case either at the low end of or below the competitive range, the Compensation Committee adjusted the 2007 base salaries of the named executive officers other than our Chief Executive Officer to align them more closely with the competitive practices of our 2007 peer group and promote internal pay equity.

In connection with the hiring of our Chief Executive Officer in April 2007, we negotiated an employment arrangement with him that provides for an annual base salary of $450,000. This amount was below the 50th percentile of base salaries among, the 2007 peer group. In negotiating and setting his annual base salary, the Compensation Committee targeted roughly the 50th percentile of the 2007 peer group, but within the competitive range, which the Compensation Committee believed was the level of compensation necessary to attract qualified candidates. The Compensation Committee also awarded our Chief Executive Officer a $50,000 signing bonus as an inducement to accept our offer of employment.

Cash Incentive Awards

Our named executive officers are eligible to receive incentive cash compensation based on his individual performance and our corporate performance in each quarter and for the entire year. These bonuses are payable quarterly and after the end of the year. The Compensation Committee adopted incentive bonus plans for 2006 and 2007 (each, a “Bonus Plan”) as the primary method of compensating these individuals for achieving our corporate performance goals and the officer’s individual performance goals. These corporate and individual goals are established by our principal executive officer and approved by the Compensation Committee. The Compensation Committee also adopted commission-based compensation plans in each of 2006 and 2007 (each, a “Commission Plan”) for two of its named executive officers, Mr. Carnecchia and Mr. Martello. Mr. Carnecchia’s plans called for commissions for software license bookings and revenues from consulting and education services. Mr. Martello’s plans called for commissions for revenues from maintenance, consulting and education services. The terms of the Bonus Plans and Commission Plans are described below following the table captioned “Grants of Plan-Based Awards”. Although the Bonus Plan provides that the Compensation Committee has the discretion to adjust quarterly or annual bonus amounts under the Bonus Plan based on a recommendation by our Chief Executive Officer after review of a participant’s performance, there were no such adjustments in 2006 and 2007.

In general, the Compensation Committee designed its named executive officer incentive bonus plans to ensure that each of the named executive officer had interests that were aligned with those of our stockholders and that the named executive officers are provided incentives to maximize their efforts throughout the year. Each year, the Bonus Plan is intended to compensate participating executive officers for their contribution to achieving annual and quarterly financial goals contained in our company financial plan and, in the case of our named executive officers other than our principal executive officer, for success in meeting individual performance goals. Each year, the Commission Plans are intended to compensate participating executives for the performance of sales or service functions for which he is responsible, measured with reference to that function’s contribution to achieving annual and quarterly financial goals contained in our company financial plan.

For 2006, the individual on-target bonuses for the named executive officers ranged from 41% to 138% of base salary. For 2007, the individual on-target bonuses for the named executive officers range from 40% to 98% of base salary. Our named executive officers who are responsible for sales and service functions were gathered toward the high end of this range and the others were gathered at the bottom of this range, reflecting our compensation philosophy to link specific cash based elements of compensation to our near term financial performance, and to increase the percentage of total cash compensation represented by cash incentive awards where doing so would have the greatest impact on revenue generation. The on-target bonus amounts for each of the named executive officers for 2006 were and 2007 are as follows:

	2006				2007
	Bonus Plan				Bonus Plan
	Company		Commission		Company		Commission
Name	Performance	MBO	Plan	Total	Performance	MBO	Plan	Total

Martin W. Brauns(1)	*	*	*	*	*	*	*	*
John E. Calonico, Jr.	$100,000	$25,000	*	$125,000	$100,000	$38,000	*	$138,000
Scipio M. Carnecchia	*	*	$275,000	$275,000	*	*	$275,000	$275,000
Joseph L. Cowan(2)	*	*	*	*	$400,000	*	*	$400,000
Benjamin E. Kiker, Jr.(3)	$16,000	$7,500	*	$23,500	$80,000	$30,000	*	$110,000
Steven J. Martello	$25,000	$25,000	$150,000	$200,000	*	$40,000	$160,000	$200,000
David A. Nelson-Gal	$73,000	$30,000	*	$103,000	$76,000	$32,000	*	$108,000
William Seawick	$80,000	$30,000	*	$110,000	*	*	*	*

*	Not applicable.

(1)	Mr. Brauns announced his retirement prior to the Compensation Committee’s determination of bonus targets.

(2)	Mr. Cowan’s employment commenced in April 2007.

(3)	Mr. Kiker’s annual target goal was $110,000, prorated based on his date of hire of September 12, 2006.

In connection with the hiring of our Chief Executive Officer in April 2007, we negotiated an employment arrangement with him that provides for an on-target bonus amount of $400,000. This amount was below the 50th percentile of the 2007 peer group, but within the competitive range. In negotiating and setting the amount of his on-target cash incentive award, the Compensation Committee targeted roughly the 50th percentile of the 2007 peer group, which it believed was the level of compensation required to attract qualified candidates and provide him with appropriate incentives during his first year of service.

Bonus Plans.  Actual bonus payments equal the target bonus amount multiplied by a percentage that varies depending upon achievement of the following three separate goals for the year and for each quarter of the year:

•	non-GAAP operating income goals, which, in 2006 and 2007, were the same as the quarterly and annual non-GAAP operating income targets contained in our financial plan, as approved by the Board of Directors (“Non-GAAP Operating Income Goals”);

•	revenue targets, which, in 2006 and 2007, were the same as the quarterly and annual revenue targets contained in our financial plan, as approved by the Board of Directors (“Revenue Goals”); and

•	Individual goals and objectives established for each of those persons by our principal executive officer (“MBO Goals”).

For each of our named executive officers, half of the portion of his bonus under the Bonus Plans that is contingent upon the achievement of company performance goals depends on achievement of Non-GAAP Operating Income Goals and the other half depends on achievement of Revenue Goals. The portion of the named executive officers’ bonus under the Bonus Plans that is contingent upon the achievement of MBO Goals depends on a number of individualized goals that vary from named executive officer to named executive officer. Named executive officers who are responsible for functions other than sales and service have a higher percentage of their target bonuses that could be earned by achievement of MBO Goals. For additional information regarding this plan, see the narrative accompanying the table captioned “Grants of Plan-Based Awards” below.

The Compensation Committee selected Non-GAAP Operating Income Goals and Revenue Goals because it believes that these two measures are correlated with stockholder value creation, improvement in these measures aligns with our overall growth strategy, we and our investors see these measures as among the most critical of our financial information, and these measures balance growth and profitability. The Non-GAAP Operating Income Goals and the Revenue Goals are set at levels that are intended to reward the named executive officers for achieving results that meet our expectations. The Compensation Committee believes that to provide for an appropriate incentive effect, the goals should be such that to achieve 100% of the goal the performance for the applicable period must be aligned with our financial plan, and that named executive officers should not be rewarded for performance that does not approximate our quarterly and annual financial plan. Accordingly, the named executive officer will receive no payment for the portion of the target bonus that is based on a company performance goal if the minimum achievement threshold level of a particular goal is not met — not more than $1 million below our Non-GAAP Operating Income Goal and not less than 90% of the Revenue Goal. Conversely, if the achievement threshold of a particular goal is exceeded, the Named Executive Officer may receive a payment amount that exceeds his target bonus associated with that goal, with a maximum cap of 300%.

For 2006, Messrs. Calonico, Kiker, Martello, Nelson-Gal and Seawick earned cash payments of $113,900, $19,600, $253,394, $83,147 and $33,600, respectively, under the Bonus Plan as a result of achievement of goals related to company performance. For the named executive officers who participated in the Bonus Plan, these payments represent 113.9% of the target bonus amount that is based on company performance goals for each named executive officer who was employed by us for the entire year and 123.0% and 105.0% for Mr. Kiker and Mr. Seawick, each of whom was employed for a shorter period. For the full year 2006, our Non-GAAP Operating Income Goals were $18.7 million and our Revenue Goals were $193.5 million. We exceeded the minimum achievement threshold of the Non-GAAP Operating Income Goals and Revenue Goals in every quarter and for the full year, and met or exceeded these goals in every quarter and for the full year, except with respect to the first quarter Non-GAAP Operating Income Goal. Overall, our 2006 non-GAAP income exceeded the related goal by 23.0% and our 2006 revenue exceeded the related goal by 3.5%.

For 2007, our company performance goals were also obtained directly from our annual plan, as approved by the Board of Directors. Following a year in which our revenue and non-GAAP Operating Income growth rates exceeded the average rates of other companies in the Content Management software industry, particularly with respect to license revenues, our Board of Directors established goals for our company that, in view of market factors, our scale and the transition in our principal executive officer, were challenging but relatively consistent with our 2006 growth rates. To achieve these goals, we would have to outperform average industry growth rates in 2006 and expected growth rates for 2007, in some cases significantly. Accordingly, the Compensation Committee believed that achieving these goals would be a challenge for our company. The Compensation Committee also modified the Bonus Plan to require achievement above 102% of the Revenue Goal before rewarding compensation in excess of the bonus target, as compared to 100% of the Revenue Goal in 2006, increasing the difficulty of achieving additional bonus compensation should the targets have been set too low and providing added incentives to outperform our financial plan.

The portion of the bonus that is linked to achievement of MBO Goals depends on individualized quarterly objectives designed to promote achievement of non-financial operational goals. Named executive officers responsible for functions other than sales and service had a higher percentage of their target bonuses that could be earned by achievement of MBO Goals, because the Compensation Committee expected those officers to influence primarily our achievement of operational and other non-financial goals. Accordingly, this component of compensation serves retention purposes, because it allows individuals greater influence over the achievement of their bonus goals and enhances internal equity.

Each named executive officer typically has three to five MBO Goals in any quarterly period. The specific MBO Goals, and the relative weighting of each, is determined by the principal executive officer and confirmed by the Compensation Committee. Bonus payments associated with MBO Goal achievement are based on the degree to which each of the objectives is achieved, as determined by the Compensation Committee, based on the assessments and recommendations of the principal executive officer, but in no event can the amount of the bonus payment exceed the target for the bonus that is linked to achievement of MBO Goals.

The 2006 MBO Goals for our Chief Financial Officer, Mr. Calonico, were focused on the management of his area of responsibility, enhancements to our financial systems and other operational goals, such as securing a new headquarters facility. The objectives of our Senior Vice President of Consulting Services, Mr. Martello, focused on enhancing customer satisfaction and experience and management of his area of responsibility, and included strategic integration and development goals. The 2006 MBO Goals for our Chief Marketing Officers, Mr. Kiker and Mr. Seawick, consisted of operational objectives within their area of responsibility, including strategic development of our marketing plan and staffing and exceeding customer satisfaction metrics. For our Senior Vice President of Engineering, Mr. Nelson-Gal, MBO Goals consisted primarily of operational objectives within his business area, including strategic directives related to our products and development.

The 2007 MBO Goals for our named executive officers consisted of similar strategic and operational objectives, related to each named executive officer’s business area of responsibility.

In 2007 the Compensation Committee introduced a minimum achievement threshold requirement to the MBO Goals component of the Bonus Plan, requiring the named executive officer to achieve 60% of his MBO Goals before any related payments are earned. Based partly on this threshold, the Compensation Committee believed that the 2007 MBO Goals are moderately difficult to achieve.

The Compensation Committee believes that our overall financial performance is the best measurement to use in establishing the cash incentive compensation of our principal executive officer, and, therefore, the cash incentive portion of Mr. Cowan’s total compensation is based upon the degree to which company performance goals are achieved, and since his first quarter of employment does not include MBO Goals. Similarly, the cash incentive compensation for our most senior sales executive (currently our President) does not include MBO Goals because the Compensation Committee believes that his cash incentive compensation should be based solely on our financial performance related to his area of responsibility.

Commission Plans.  As further described above and under the table captioned “Grants of Plan-Based Awards” below, the Compensation Committee established Commission Plans for Mr. Carnecchia and Mr. Martello in each of 2006 and 2007.

Mr. Carnecchia’s 2006 and 2007 Compensation Plans provides for commissions on software license bookings and revenues from consulting and education services. Under each plan, the commissions are earned and paid quarterly based upon attainment of the quarterly goals contained in our company financial plan for software license bookings and revenues from consulting and education services, and quarterly goals for such bookings and revenue less the cost of license revenues and sales expenses to attain such bookings and revenue (“Direct Margin”), with no maximum cap on the amount of bonus that could be earned. The Compensation Committee selected these three measures because they directly relate to increases in our revenues and margins and, therefore, are strongly correlated with the creation of stockholder value, improvement in these measures aligns with our overall growth strategy, and we and our investors see these measures as among the most critical of our financial information. In addition, these measures were selected because Mr. Carnecchia could directly influence achievement of them, as the executive officer with primary responsibility for the sales organization. All three goals are set at levels that are intended to incentivize Mr. Carnecchia for achieving results that meet our expectations, and reward him for doing so. His ability to directly influence the achievement of these measures also reflects the fact that his base annual salary is significantly less than the amount of his on-target bonus and typically has been substantially less than his actual bonus payment. The Compensation Committee believes that in order to provide for an appropriate incentive effect, the goals should be such that to achieve 100% of the target bonus amount the performance for that year must be aligned with our company financial plan, but for retention purposes Mr. Carnecchia should earn commissions at a lower rate on performance that does not meet or exceed our quarterly financial plan. The Compensation Committee did not establish a minimum achievement threshold requirement under Mr. Carnecchia’s compensation plans, reflecting the fact that Mr. Carnecchia has a greater percentage of his total compensation at risk than all other Named Executive Officers. For 2006, Mr. Carnecchia earned cash payments totaling $533,520 under his Commission Plan as a result of achievement of the software license bookings goals and goals for revenue from consulting and education services, after factoring in the Direct Margin, representing 194% of his on-target bonus. In 2006, the full-year goals for software license bookings and revenues from consulting and education services were $74.76 million and $35.3 million, respectively, and our Direct Margin goals averaged 49%. Overall, in 2006, our full-year software license bookings exceeded the related goal by $5.9 million, our full-year revenue from consulting and education services exceeded the related goal by $2.8 million, and Direct Margin averaged 52%.

As was the case in 2006, the software license bookings goals, goals for revenues from consulting and education services and Direct Margin goals for 2007 are obtained directly from our financial plan, as approved by the Board of Directors. Following a year in which our revenue growth rates exceeded the average rates of other companies in the Content Management software industry, particularly with respect to license revenues, our Board of Directors established goals for our company that, in view of market factors, our scale and the transition in our principal executive officer, were challenging, although relatively consistent with our 2006 growth rates. To achieve our revenue goals, particularly license revenue goals, our company would have to significantly outperform average industry growth rates in 2006 and expected growth rates for 2007. Accordingly, the Compensation Committee believed that achieving these bookings, revenue and Direct Margin goals would be a challenge for our Company.

Mr. Martello’s 2006 and 2007 Compensation Plans provide for commissions on revenue from revenues from maintenance, consulting and education services. Under each plan, the commissions are earned and paid quarterly based upon attainment of quarterly goals contained in our company financial plan for revenues from maintenance, consulting and education services and quarterly goals for that revenue, less the cost of the customer support and professional services organization to attain such revenues (“Services Direct Contribution”), with no maximum cap on the amount of bonus that could be earned. The Compensation Committee selected these two measures for reasons similar to the reasons they selected the goals under Mr. Carnecchia’s compensation plan, and since Mr. Martello is directly responsible for the services organization, he could influence the achievement of these critical measures. These goals are set at levels that are intended to incentivize Mr. Martello for achieving results that meet our expectations, and reward him for doing so. His ability to directly influence the achievement of these measures also reflects the fact that his base annual salary is significantly less than the amount of his on-target bonus. The Compensation Committee believes that in order to provide for an appropriate incentive effect, the goals should be such that to achieve 100% of the target bonus amount, the performance for that year must be aligned with our company financial plan, and that Mr. Martello should not receive payment of bonus for achievement of less that 96% of goal for revenues from maintenance, consulting and education services. The Compensation Committee established a minimum achievement threshold requirement under Mr. Martello’s compensation plans, reflecting the fact that maintenance, consulting and education services has less variability as compared to license revenues and bookings. For 2006, Mr. Martello earned cash payment totaling $224,919 under his Commission Plan as a result of achievement of the professional services revenue goals, after factoring in the Services Direct Contribution, representing 150% of his on-target bonus related to his Commission Plan. In 2006, the full-year goal for revenues from maintenance, consulting and education services was $118.1 million, and our Services Direct Contribution goals averaged 65%. Overall, in 2006, our full-year revenues from maintenance, consulting and education services exceeded the related goal by $6.6 million, and Services Direct Margin averaged 65%.

As was the case in 2006, goals for revenues from maintenance, consulting and education services and Services Direct Contribution goals for 2007 are obtained directly from our financial plan, as approved by the Board of Directors. Following a year in which our revenue growth rates exceeded the average rates of other companies in the Content Management software industry, our Board of Directors established goals for our company that, in view of market factors, our scale and the transition in our principal executive officer, were challenging, although relatively consistent with our 2006 growth rates. To achieve our revenue goals, our company would have to significantly outperform average industry growth rates in 2006 and expected growth rates for 2007. Accordingly, although our revenues from maintenance, consulting and education services are less variable than our license revenues, the Compensation Committee believed that achieving goals for these revenues and Services Direct Contribution would be a challenge for our Company.

Long-Term Equity Awards

Each named executive officer is eligible to receive equity awards, which the Compensation Committee believes will reward the named executive officers if stockholder value is created over the long-term, as the value of the equity awarded increases with the appreciation of the market value of our common stock. Accordingly, the primary purpose of our long-term equity awards is to align the interests of the named executive officers with those of the stockholders through incentives to create stockholder value. Equity awards also improve our ability to attract and retain our executives by providing compensation that is competitive with market levels.

The Compensation Committee seeks to provide equity incentive awards that are generally competitive with market practice, which it determines by reference to market data compiled by our Human Resources staff, and more recently by reference to the practice among companies in our peer group. Our equity compensation plans provide for awards of stock options, restricted stock, restricted stock units and stock bonuses. Equity grants are typically awarded to executive officers upon hiring or promotion, in connection with a significant change in responsibilities, or sometimes to achieve internal equity. Each year, the Compensation Committee reviews the equity ownership of our executive officers and considers whether to make an additional award. In making this determination, the Compensation Committee takes into account, on a subjective basis, the responsibilities, past performance and anticipated future contribution of the executive, the competitiveness of the executive’s overall compensation package, as well as the executive’s existing equity holdings, accumulated realized and unrealized stock option gains, the potential reward to the executive if the market value of our common stock appreciates, and the recommendations of our principal executive officer. Beginning in 2007, the Compensation Committee determined to target long-term equity award grant guideline levels for our named executive officers with reference to the 50th percentile of the peer group. However, during 2007, the Compensation Committee has not awarded equity compensation to any of our named executive officers, as a result of our Audit Committee’s voluntary review of our historical stock option grant procedures and the restatement of our consolidated financial statements.

Prior to 2006, we used stock options as the principal mechanism of providing long-term incentive compensation. However, as the market value of our common stock had declined or fluctuated over time, outstanding stock options were not serving their intended purpose, because many had exercise prices significantly higher than the market value of our common stock, so they had limited incentive or retention effect. In view of this fact and the fact that the expensing of stock options was mandated in 2006, in October 2005 the Board of Directors approved the acceleration of vesting of all outstanding, unvested stock options with exercise prices above $8.23 per share. Beginning in June 2006, the Compensation Committee began granting restricted stock units — the right to receive one share of our common stock for each restricted stock unit upon the vesting or settlement date — in lieu of stock options. The Compensation Committee believes that restricted stock units align the interests of the named executive officers with the interests of stockholders because the value of restricted stock unit awards appreciates if the market value of our common stock appreciates. In addition, the Compensation Committee believes that use of restricted stock units may reduce the rate at which the total number of shares underlying stock options and other awards outstanding increases over time because the fair value per share of restricted stock units is typically higher than the fair value per share of stock options. The Compensation Committee also believes that these awards have significant retention value and support continuity among the executive team, and gave special weight to this consideration in 2006, after our Chief Executive Officer retired and the Company was searching for his replacement.

During 2006, our named executive officers were granted restricted stock units representing 155,000 shares of our common stock, including awards of restricted units covering 50,000 shares to Mr. Carnecchia, 40,000 shares to Mr. Calonico, 35,000 shares to Mr. Martello, 10,000 shares to Mr. Nelson-Gal and 20,000 shares to Mr. Kiker. Each restricted stock unit award will vest in equal annual installments over four years from the vesting commencement date, as disclosed below in the Grants of Plan-Based Awards table. The Compensation Committee selected this vesting schedule to be consistent with competitive market practice, based on market data obtained from our Human Resources staff and Compensia. The Compensation Committee set the number of restricted stock units granted to each named executive officer based on its subjective judgment of an appropriate level of long-term incentive compensation for each individual named executive officer, taking into account, in particular, the executive’s existing equity holdings, accumulated realized and unrealized stock option gains, the potential reward to the executive if the market value of our common stock appreciates. Details of the restricted stock units granted to our named executive officers in 2006 are disclosed in the Grants of Plan-Based Awards table below.

During 2006, our named executive officers were granted options to purchase 190,000 shares of our common stock. After its subjective consideration of the factors mentioned above for each named executive officer, the Compensation Committee determined to award of stock options to only two named executive officers, as a result of a change in responsibilities or in connection with the commencement of employment. In May 2006, in connection with setting his compensation as our principal executive officer, Mr. Carnecchia was granted an option to purchase a total of 100,000 shares of common stock at an exercise price of $9.24 per share, of which options to purchase 50,000 shares vested on March 31, 2007 and the remainder will vest on March 31, 2008. In addition, his option grant contained acceleration of vesting provisions that were subsequently adjusted as discussed under the sections entitled “Severance Arrangements” and “Change of Control Arrangements” below. In September 2006, upon his joining Interwoven as our Chief Marketing Officer, Mr. Kiker was granted an option to purchase 90,000 shares of our common stock at an exercise price of $8.10 per share, of which options to purchase 22,500 shares vested on September 12, 2007, and the remainder will vest in equal monthly increments over the 36 months thereafter. Further details of stock options granted to our named executive officers in 2006 are disclosed in the Grants of Plan-Based Awards table below.

In connection with the hiring of our Chief Executive Officer in April 2007, we negotiated an employment arrangement with him that provides for a restricted stock award representing 300,000 shares of our common stock and an option to purchase 300,000 shares of our common stock at a price of $15.27 per share. In negotiating and setting his equity awards, the Compensation Committee targeted roughly the 50th percentile of the 2007 peer group, which it believed was the level of compensation required to attract qualified candidates and retain and provide him with incentives to perform substantially over the duration of vesting of those awards.

Prior to October 2007, the grant date for any stock options awarded to any of our named executive officers was typically the date on which the Compensation Committee determined to make the award and the exercise price of any stock options so granted was the closing price on the grant date. In September 2007, we adopted an equity compensation award policy that provides that the grant date will be the 5th trading day of the month following the date on which the Board of Directors approves the grant, and the exercise price of any options so granted is the closing price on the grant date.

Employee Benefits.

All of our named executive officers are eligible to participate in our 401(k) plan (which includes our Company matching contributions), health and dental coverage, life insurance, disability insurance, paid time off, and paid holidays on the same terms as are available to all employees generally. These rewards are designed to be competitive with overall market practices, and are in place to attract and retain the talent needed for the operation of the business.

Severance Arrangements.

As an inducement to join our company, our offer letters with Benjamin E. Kiker, Jr., our current Senior Vice President and Chief Marketing Officer, and William Seawick, our former Senior Vice President and Chief Marketing Officer, provided that these executive officers would be entitled to receive severance equal to six months of their base salary in the event that they were terminated without cause and they signed a general release of claims against us. In connection with his termination in July 2006, we entered into a separation agreement and release with Mr. Seawick that provided for the severance payments and other benefits that are disclosed under “Potential Payments Upon Termination or Change in Control — Severance Arrangements” below. Mr. Kiker’s offer letter provides that his severance benefit ceases after the first six months of his employment. Under “Potential Payments Upon Termination or Change in Control — Severance Arrangements” below, we have disclosed the possible severance payments Mr. Kiker would have received assuming a qualifying termination on December 31, 2006.

During 2007, we entered into severance arrangements with Joseph L. Cowan, John E. Calonico, Jr. and Scipio M. Carnecchia, each of which is disclosed under “Potential Payments Upon Termination or Change in Control” below. These arrangements were provided to our named executive officers in 2007, in connection with our Chief Executive Officer succession plan, and were designed to retain our senior executive team through and beyond the hiring of a new Chief Executive Officer.

The value of our severance arrangements for our named executive officers was not a material factor in the Compensation Committee’s determination of the level of any other element of named executive officer compensation.

Change in Control Arrangements.

During 2006, the only change in control arrangements with our named executive officers were those contained in stock options and restricted stock units that provided for accelerated vesting of fifty percent of the unvested shares subject to the award in the event the named executive officer’s employment is terminated without cause, or is constructively terminated, within 12 months following a change in control (as defined in the award). The intent of these arrangements is to enable the named executive officers to have a balanced perspective in making overall business decisions, and to be competitive with market practices. The Compensation Committee believes that change in control benefits, if structured appropriately, serve to minimize the distraction caused by a potential transaction and reduce the risk that key talent would leave the Company before a transaction closes. We typically do not provide for gross-ups of excise tax values under Section 4999 of the Internal Revenue Code. Rather, we allow the named executive officer to reduce the benefit received or defer the accelerated vesting of options to avoid excess payment penalties. To encourage Mr. Cowan to accept our offer of employment, we agreed to provide him with a gross-up for excise tax values. Details of each individual named executive officer’s change in control benefits, including estimates of amounts payable in specified circumstances, are disclosed under “Potential Payments Upon Termination or Change in Control — Other Change in Control Arrangements” below.)

During 2007, we entered into change in control benefit arrangements with several of our named executive officers. These arrangements included severance pay, payment of COBRA premiums and accelerated vesting of equity awards. These arrangements were provided to the named executive officers in connection with our Chief Executive Officer succession plan, and were also designed to improve retention of our senior executives whose roles would likely be eliminated in connection with a change in control of the Company. Details of each named executive officer’s change in control benefits, including estimates of amounts payable in specified circumstances, are disclosed under “Potential Payments Upon Termination or Change in Control” below.)

Supplementary Compensation Policies

We use several additional policies to ensure that the overall compensation structure is responsive to stockholder interests and competitive with the market. Specific policies include:

Limitations on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits Interwoven to a deduction for federal income tax purposes of no more than $1 million of compensation paid to the principal executive officer, principal financial officer and the next three most highly compensated executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code. The Compensation Committee has considered the requirements of Section 162(m) and believes that stock option grants made to the principal executive officer, principal financial officer and other applicable officers satisfy the requirements for “performance-based compensation” and are, therefore, exempt from the limitations on deductibility. Restricted stock unit awards are not performance-based, and therefore are not deductible. However, deductibility is not the sole factor used by the Compensation Committee in ascertaining appropriate levels or manner of compensation and corporate objectives may not necessarily align with the requirements for full deductibility under Section 162(m). Accordingly, we may enter into compensation arrangements under which payments are not deductible under Section 162(m). The Compensation Committee’s present intention is to comply with Section 162(m) unless the Compensation Committee believes that these requirements are not in the best interest of Interwoven or its stockholders.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material,” to be “filed” with the Securities and Exchange Commission or be subject to Regulation 14A or Regulation 14C (other than as provided in Item 407 of S-K) or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and shall not deemed to be incorporated by reference in future filings with the Securities and Exchange Commission except to the extent that Interwoven, Inc. specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Compensation Committee has reviewed and discussed the “Compensation Discussion and Analysis” section of this Annual Report on Form 10-K with Interwoven’s management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” section be included in this Annual Report on Form 10-K.

Compensation Committee:

Thomas L. Thomas, Chairperson
Frank J. Fanzilli, Jr.
Roger J. Sippl (member since April 2007)
Bob L. Corey (member from October 2006 to March 2007)
Charles M. Boesenberg (member from October 2006 to April 2007)

Compensation Committee Interlocks and Insider Participation

In 2006, the members of the Compensation Committee were Mr. Thomas for the entire year, Mr. Fanzilli through October 12, 2006 and Messrs. Boesenberg and Corey since October 2006. Mr. Thomas serves as Chairman of the Compensation Committee. No interlocking relationships exist between any person who served as a member of our Compensation Committee in 2006 and any member of any other company’s board of directors or compensation committee.

Summary Compensation

The following table sets forth the compensation awarded, earned or paid for services rendered in all capacities to Interwoven, Inc. and its subsidiaries during 2006 to each individual who served as our principal executive officer during 2006, our principal financial officer, the three most highly compensated executive officers who were serving as executive officers (other than as our principal executive officer or principal financial officer) at December 31, 2006 and an additional individual for whom disclosure would have been required had he continued serving as an executive officer through December 31, 2006.

SUMMARY COMPENSATION TABLE — 2006

								Non-Equity
				Stock		Option		Incentive Plan		All Other
		Salary		Awards		Awards		Compensation		Compensation
Name and Principal Position	Year	($)(1)		($)(2)		($)(3)		($)(4)		($)(5)		Total ($)

Scipio M. Carnecchia President(6)	2006	$290,000	(7)	$51,969		$144,983		$533,520	(8)	$750		$1,021,222
John E. Calonico, Jr. Senior Vice President and Chief Financial Officer	2006	$255,000		$41,575		$13,592		$137,775		$750		$448,692
Steven J. Martello Senior Vice President of Client Services	2006	$250,000		$36,378		$36,291		$275,894	(9)	—		$598,563
David A. Nelson-Gal Senior Vice President of Engineering	2006	$253,651		$10,394		$249,618		$108,872		$750		$623,285
Benjamin E. Kiker, Jr. Senior Vice President and Chief Marketing Officer	2006	$76,705		$14,692		$23,994		$25,360		—		$140,751
Former Officers
Martin W. Brauns(6) Former Chief Executive Officer and Director	2006	$100,000		$738,400	(10)	—	(10)	—		$1,437,052	(11)	$2,275,452
William Seawick(12) Former Senior Vice President and Chief Marketing Officer	2006	$113,720		—		—		$45,060		$129,016	(13)	$287,796

(1)	Effective January 31, 2007, the following Named Executive Officers received an increase in annual base salary to the following amounts: Mr. Calonico — $280,000 and Mr. Nelson-Gal — $268,000. Effective April 19, 2007, Mr. Carnecchia received an increase in annual base salary to $300,000. Effective August 1, 2007, Mr. Calonico’s annual base salary was increased to $305,000.

(2)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with Statement of Financial Accounting Standard SFAS No. 123R of restricted stock unit awards issued pursuant to the 1999 Equity Incentive Plan. For restricted stock unit awards, fair value is calculated using the closing price on the grant date as if these awards were vested and issued on the grant date. No stock awards were forfeited by any of our Named Executive Officers during the year. See the “Grants of Plan-Based Awards — 2006” table for information on restricted stock unit awards made in 2006. See also Footnote 10 below. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be recognized by the Named Executive Officers.

(3)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 in accordance with SFAS No. 123R of stock option awards issued pursuant to the 1999 Equity Incentive Plan and thus includes amounts from outstanding stock option awards granted during and prior to 2006. Assumptions used, except for forfeiture assumptions, in the calculation of these amounts are included in the notes to our audited consolidated financial statements for the year ended December 31, 2006 as included in this Annual Report on Form 10-K. No stock options were forfeited by any of our Named Executive Officers during 2006 other than Mr. Brauns and Mr. Seawick who forfeited options to purchase 1,275,000 shares and 200,000 shares, respectively, in connection with the cessation of their employment. See the “Grant of Plan-Based Awards — 2006” table for information on stock option grants made in 2006. See also Footnote 10 below. These amounts reflect our stock-based compensation expense for these awards, and do not correspond to the actual value that may be recognized by the Named Executive Officers.

(4)	Except as disclosed in footnotes 8 and 9, the amounts reflect the cash awards paid to the Named Executive Officers under the 2006 Executive Officer Incentive Bonus Plan, as further described in “Compensation Discussion and Analysis” above and the “Grants of Plan-Based Awards — 2006” table below. The MBO Bonus portion of the awards for Messrs. Calonico, Kiker, Martello, Nelson-Gal and Seawick was $23,875, $5,760, $22,500, $25,725 and $11,460, respectively.

(5)	The “All Other Compensation” column includes the items described and quantified below and, to the extent amounts are not described and quantified below, matching contributions we made under our 401(k) plan during 2006 on behalf of each Named Executive Officer.

(6)	Mr. Brauns retired on March 31, 2006. Mr. Carnecchia served as Interim President from the time Mr. Brauns retired until September 14, 2006, when he was appointed President. Mr. Carnecchia has served as our President since that date, and as our principal executive officer from that date until Joseph L. Cowan became our Chief Executive Officer on April 2, 2007.

(7)	Mr. Carnecchia was paid an additional $30,000 per quarter for each quarter in which he served as our principal executive officer for a total of $90,000 in 2006.

(8)	Represents cash awards paid pursuant to Mr. Carnecchia’s 2006 Compensation Plan.

(9)	Includes cash awards of $224,919 paid pursuant to Mr. Martello’s 2006 Compensation Plan.

(10)	Reflects amounts expensed in 2006 for Mr. Brauns and does not include expense for awards that were forfeited in connection with his retirement (which amounts have not been previously disclosed). We issued 80,000 shares of restricted stock under the 1999 Equity Incentive Plan pursuant to the terms of our separation agreement with Mr. Brauns and in exchange for his surrender of outstanding options to purchase 1.0 million shares of our common stock, with a weighted average exercise price of $14.39 per share. In addition, Mr. Brauns agreed to surrender an option to purchase 250,000 shares, with an exercise price of $49.38 per share, and an option to purchase 25,000 shares, with an exercise price of $111.52 per share. Accordingly, the entire amount of expense reflected in the column entitled “Stock Awards” for these 80,000 shares of restricted stock was offset by the value of options surrendered.

(11)	Mr. Brauns received a cash payment of $1,400,000 in connection with his retirement, representing the sum of his annual base salary of $350,000 plus the amount equal to the sum of his targeted annual cash bonuses for 2006 and 2007; $17,419 for accrued vacation and $18,883 in perquisites and other personal benefits. Of the $18,883 in perquisites and other personal benefits, $10,000 represents reimbursement of Mr. Brauns’ legal fees in connection with the review and execution of his separation agreement and $8,083 represents Consolidated Omnibus Budget Reconciliation Act of 1995 (“COBRA”) premium payments for Mr. Brauns and his spouse during 2006. The balance of his perquisites and other personal benefits consists of the value of our personal computer equipment that we permitted Mr. Brauns to retain following his retirement and our incremental cost of providing post-termination telephone and e-mail support.

We are obligated to provide Mr. Brauns and his spouse continued group medical coverage through COBRA for up to 21 months following March 31, 2006 at our expense. We have paid $8,083 for COBRA premiums for Mr. Brauns and his spouse during the first nine months of 2007, and expect to pay an additional $2,694 for such payments during the last three months of 2007.

(12)	Mr. Seawick’s employment was terminated on July 6, 2006.

(13)	Mr. Seawick received severance of $110,000, representing six months of his base salary, $6,466 for accrued vacation and $12,500 in perquisites or other personal benefits, which amount represents the benefit to Mr. Seawick as a result of our not requesting that he repay a portion of his sign-on bonus in connection with the termination of his employment per the terms of his offer letter.

GRANTS OF PLAN-BASED AWARDS — 2006

									All	All
									Other	Other		Grant
									Stock	Option		Date
									Awards:	Awards:	Exercise	Fair
									Number of	Number of	or Base	Value
									Shares of	Securities	Price of	of Stock
			Estimated Possible Payouts under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			Stock or	Underlying	Option	and
	Grant		Threshold	Target	Maximum	Threshold	Target	Maximum	Units (#)	Options	Awards	Option
Name	Date		($)	($)	($)	(#)	(#)	(#)	(1)	(#) (2)(3)	($/Sh.)	Awards ($)

Scipio M. Carnecchia		(4)	—	$275,000	—	—	—	—	—	—	—	—
	5/19/06		—	—	—	—	—	—	—	100,000	$9.24	$359,180
	6/19/06		—	—	—	—	—	—	50,000			$431,000
John E. Calonico, Jr.		(5)	$30,000	$100,000	$300,000	—	—	—	—	—	—	—
		(6)	—	$25,000	$25,000	—	—	—	—	—	—	—
	6/19/06		—	—	—	—	—	—	40,000	—	—	$344,800
Steven J. Martello		(7)	$18,740	$150,000	—	—	—	—	—	—	—	—
		(5)	$7,500	$25,000	$75,000	—	—	—	—	—	—	—
		(6)	—	$25,000	$25,000	—	—	—	—	—	—	—
	6/19/06		—	—	—	—	—	—	35,000	—	—	$301,700
David A. Nelson-Gal		(5)	$21,900	$73,000	$219,000
		(6)	—	$30,000	$30,000	—	—	—	—	—	—	—
	6/19/06		—	—	—	—	—	—	10,000	—	—	$86,200
Benjamin E. Kiker		(5)	—
	9/12/06		—	—	—	—	—	—		90,000	$10.80	$352,764
	9/12/06		—	—	—	—	—	—	20,000	—	—	$216,000
Former Officers
Martin W. Brauns		(8)	—	—	—	—	—	—	80,000	—	—	$738,400
William Seawick		(5)	$24,000	$80,000	$240,000	—	—	—	—	—	—	—
		(6)	—	$30,000	$30,000	—	—	—	—	—	—	—

(1)	Except as indicated in footnote 8, all awards reported in this column are awards of restricted stock units. These restricted stock unit awards were granted under the 1999 Equity Incentive Plan, vest annually in 25% increments on each of the first through fourth anniversaries of the date of grant and are settled in shares on the vesting date.

(2)	These stock option awards were granted under the 1999 Equity Incentive Plan. Mr. Carnecchia’s options vest as to 50% of the shares subject to the options on the first anniversary of grant and thereafter vest in monthly pro-rata increments over the following twelve months. Mr. Kiker’s options vest as to 25% of the shares subject to the options on the first anniversary of grant and thereafter vest in monthly pro-rata increments over the following thirty-six months. The options have a maximum term of ten years subject to earlier termination upon cessation of service to us. The exercise price of each option may be paid in cash or in shares of common stock valued at the closing price on the exercise date or may be paid with the proceeds from a same-day sale of the purchased shares.

(3)	In the event of a change of control in which we sell all or substantially all of our assets or an entity acquires us by means of consolidation, corporate reorganization or merger, or other transaction or series of related transactions in which more than 50% of the outstanding voting power of our company is transferred, and the executive officer is terminated without Cause in connection with or following the transaction, then the stock options granted and restricted stock units awarded will immediately vest as to the greater of 50% of the unvested shares or the number of shares that would have vested had the termination not involved a change in control.

(4)	Mr. Carnecchia’s awards were granted under his 2006 Compensation Plan, which provides for commissions for software license bookings and revenues from consulting and education services. As further described below, the commissions are earned and paid quarterly upon attainment of quarterly goals for such bookings and revenues, and quarterly goals for such bookings and revenue less the cost of license revenues and sales expenses to attain such bookings and revenue. The actual payments from this incentive compensation are included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table — 2006 above. Mr. Carnecchia’s 2006 Compensation Plan did not contain any threshold or maximum value. Accordingly, no such values have been included in the table for this plan.

(5)	Represents the Company Performance Bonus portion of the participant’s Target Bonus award under the 2006 Executive Officer Incentive Bonus Plan, which is further described below. The actual payments from these awards are included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table — 2006 above. The maximum values are calculated by multiplying the Company Performance Target Bonus amount by 300% and the threshold values are calculated by multiplying the Company Performance Target Bonus amount by 30%.

(6)	Represents the MBO Bonus portion of the participant’s Target Bonus award under the 2006 Executive Officer Incentive Bonus Plan, which is further described below. The actual payments from these awards are included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table — 2006 above. There was no set “Threshold” payout established with respect to this portion of the participant’s Target Bonus award under the 2006 Executive Officer Incentive Bonus Plan.

(7)	Mr. Martello’s incentive compensation award was granted under his 2006 Compensation Plan that provides for commissions for revenues from maintenance, consulting and education services. As further described below, the commissions are earned and paid quarterly upon attainment of quarterly goals for such revenues, and quarterly goals for such revenues less the cost of the customer support and professional services organization to attain such revenues. The actual payments from this incentive compensation are included in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table — 2006 above. The threshold value is calculated by multiplying the sum of each quarterly goal for such revenues by the product of 0.0635% multiplied by 25%. Mr. Martello’s 2006 Compensation Plan did not contain any maximum value. Accordingly, no such value has been included in the table for this plan.

(8)	Pursuant to his separation agreement with us, Mr. Brauns surrendered options to purchase an aggregate of 1.0 million shares in exchange for 80,000 shares of restricted stock. Additionally, in connection with his retirement, he surrendered options to purchase an additional 275,000 shares.

Non-equity incentive plans consist of the 2006 Executive Officer Incentive Bonus Plan and commission-based compensation plans for Mr. Carnecchia and Mr. Martello.

2006 Executive Officer Incentive Bonus Plan.  All Named Executive Officers other than Mr. Carnecchia participated in the 2006 Executive Officer Incentive Bonus Plan. The plan provides for the payment of Company Performance Bonuses and MBO Bonuses. The Company Performance Bonus depends upon the extent to which the goals identified in the two bullets below have been achieved. These two goals are given equal weight in the determination of bonus and are not mutually dependent. Under the plan, participants are eligible to receive up to four quarterly bonuses and one annual bonus, each targeted at an amount equal to 20% of the participant’s on-target bonus based on attainment of Company Performance Bonuses for the year.

The MBO Bonuses depend on individualized, quarterly objectives that are described under “Compensation Discussion and Analysis” above. The number of goals identified in the third bullet below, for each participant who has such goals, typically ranges from three to five, each of which is weighted differently depending on organizational strategy and other factors considered by the principal executive officer. Under the plan, participants are eligible to receive up to four quarterly bonuses, each targeted at an amount equal to 25% of the participant’s on-target bonus based on attainment of MBO Bonuses for the year.

The actual bonus payment equals the target bonus payment multiplied by a percentage that varies depending upon achievement of the following three separate goals to the extent they are met for the year and for each quarter in that year:

•	achievement of non-GAAP operating income goals, which, in 2006, were the same as the quarterly and annual non-GAAP operating income targets contained in our financial plan, as approved by the Board of Directors (the “Non-GAAP Operating Income Goals”);

•	achievement of revenue targets, which, in 2006, were the same as the quarterly and annual revenue targets contained in our financial plan, as approved by the Board of Directors (the “Revenue Goals”); and

•	in the case of each Named Executive Officer other than our President and Chief Executive Officer, achievement of individual goals and objectives established for each of those persons by our President (the “MBO Goals”).

For purposes of the Non-GAAP Operating Income, non-GAAP operating income is calculated based on our operating income (loss) for the applicable period computed in accordance with generally accepted accounting principles less the impact of amortization of deferred stock compensation and intangible assets, restructuring and excess facilities charges, in-process research and development charges and other non-recurring items.

Information regarding the actual Non-GAAP Operating Income Goals, Revenue Goals and MBO Goals for 2006 is provided under “Compensation Discussion and Analysis” above. The extent to which Non-GAAP Operating Income Goals and Revenue Goals are met and became payable was determined quarterly by reference to our quarterly financial press release, subject to adjustment to the extent the results of operations reflected in the consolidated financial statements filed with Securities and Exchange Commission differed. Payments of the bonus associated with the attainment of MBO Goals are paid to participants based on the degree to which each of his objective and qualitative MBO Goals are determined by the Compensation Committee to have been achieved, based on the assessments and recommendations of the principal executive officer. The extent to which a Named Executive Officer met his MBO Goals was approved by the Compensation Committee, based upon recommendations from the President.

Under the 2006 Executive Officer Incentive Bonus Plan, if the minimum threshold level of a particular goal is not met, as described below, the Named Executive Officer will receive no payment for the portion of the target bonus that is based on that goal. Conversely, if the threshold of a particular goal is exceeded, the Named Executive Officer may receive a payment amount that exceeds his target bonus under the plan.

Achievement of not less than $1.0 million below the Non-GAAP Operating Income Goal was required to receive any payment of the portion of his bonus that was based on attainment of the Non-GAAP Operating Income Goal. The possible percent of payment ranged from:

•	60% to 72% for achievement of less than $500,000 below the Non-GAAP Operating Income Goal;

•	75% to 95% for achievement of not more than $500,000 below the Non-GAAP Operating Income Goal;

•	100% for achievement of the Non-GAAP Operating Income Goal;

•	101% to 104% for achievement of $100,000 to less than $500,000 above the Non-GAAP Operating Income Goal;

•	105% to 113% for achievement of $500,000 to less than $1.0 million above the Non-GAAP Operating Income Goal; and

•	115% to 300% for achievement of $1.0 million or more above the Non-GAAP Operating Income Goal;

in each case, based on a straight-line, linear scale, resulting in an incremental increase within the ranges described in the first, second, fourth, fifth and sixth bullets of 3%, 5%, 1%, 2% and 4%, respectively, for achievement of each additional $100,000 of non-GAAP operating income.

Achievement of at least 90% of the Revenue Goal was required for payment of the portion of his bonus that was based on attainment of the Revenue Goal. The possible percent of payment ranged from:

•	60% to 70% for achievement of 95% or less of the Revenue Goal;

•	76% to 94% for achievement of not more than 96% below the Revenue Goal;

•	100% for achievement of 100% of the Revenue Goal;

•	102% to 110% for achievement of 101% to 105% above the Revenue Goal; and

•	115% to 300% for achievement of 106% or more above the Revenue Goal;

in each range, based on a straight-line, linear scale, resulting in an incremental increase within the ranges described in the first, second, fourth and fifth bullets of 2%, 6%, 2% and 5%, respectively, for achievement of each additional amount of revenue that represents 1% of the Revenue Goal.

In the case of each of our Named Executive Officers, other than our President and Chief Executive Officer, no minimum threshold of achievement of his MBO Goals was required for payment of the portion of his bonus that was based on attainment of the MBO Goals. The percent of payment for each goal was based on a straight-line, linear scale and was equivalent to the percent of the MBO Goal achieved, with a maximum cap of 100% for each goal and for aggregate on-target bonus based on attainment of MBO Goals.

Commissions Plans.

Mr. Carnecchia’s 2006 Compensation Plan provides for commissions on software license bookings and revenues from consulting and education services. The commissions are earned and paid quarterly upon attainment of quarterly goals for such bookings and revenues, and quarterly goals for such bookings and revenues less the cost of the license revenue and sales expenses to attain such bookings and revenues (“Direct Contribution”). Under this plan, Mr. Carnecchia’s on-target incentive pay was $275,000, of which $250,000 was tied to achievement of license bookings goals and $25,000 was tied to achievement of goals for revenues from consulting and education services. Mr. Carnecchia is eligible to receive up to four quarterly bonuses, each designed to result in payment of an amount equal to the applicable portion of his total target bonus under this plan if there is full achievement of the quarterly goals relating to such bookings and revenues and Direct Contribution contained in our financial plan, as approved by the Board of Directors. Information regarding the actual goals for 2006 is provided under “Compensation Discussion and Analysis” above. Direct Contribution consists solely of costs of license revenues and the direct expenses incurred by our worldwide sales organization to acquire such revenues. The actual bonus payments equal the applicable quarterly license bookings goal or goal for revenues from consulting and education services, as the case may be, multiplied by the product of a commission rate that varies depending upon the extent to which the applicable goal is achieved or exceeded, multiplied by a percentage that varies depending upon the extent to which the applicable Direct Contributions is above or below the applicable goals. Commission rates and multipliers vary by the level of license bookings or revenues from consulting and education services, resulting in commission payments increasing non-linearly only with respect to the portion of bookings or revenue that exceeds a given range, and linearly within each range. There was no minimum level of achievement required for the payment of Mr. Carnecchia’s quarterly bonus under this plan. The possible payment for the bonus tied to achievement of:

•	license bookings ranged from 0.3344% to 1.6720% of actual license bookings at 0% to more than 107% of the license bookings goal, respectively, each quarter, with the rate only increasing above 0.3344% if achievement exceeds 100% of the license bookings goal; and

•	professional services revenue ranged from 0.0708% to 0.3540% of actual professional services revenue from 0% to more than 107% of the license bookings goal, respectively, each quarter, with the rate only increasing above 0.0708% if achievement exceeds 100% of the professional services revenue goal;

in each case, multiplied by a percentage that could have ranged each quarter from 80% to 150% at more than 3% below and more than 4% above the Direct Contribution goals, respectively.

Mr. Martello’s 2006 Compensation Plan provides for commissions on revenues from maintenance, consulting and education services. The commissions are earned and paid quarterly upon attainment of quarterly goals for such revenues and quarterly goals for that revenue less the cost the cost of the customer support and professional services organization to attain such revenues (“Direct Services Contribution”). Under this plan, Mr. Martello is eligible to receive up to four quarterly bonuses, each designed to result in payment of an amount equal to the applicable portion of his total target bonus under this plan if there is full achievement of the quarterly goals relating to such revenues and Direct Services Contribution contained in our financial plan, as approved by the Board of Directors. Information regarding the actual goals for 2006 is provided under “Compensation Discussion and Analysis” above. Direct Services Contribution consist solely of revenues from maintenance, consulting and education services less direct expenses to acquire and provide the maintenance, consulting and educational services. The actual bonus payment equals the applicable quarterly goals for such revenues from maintenance, consulting and education services multiplied by the product of a commission rate that varies depending upon the extent to which the applicable goal is achieved or exceeded, multiplied by a percentage that varies depending upon the extent to which the applicable Direct Services Contribution are above or below the applicable goals. Achievement of not less than 96% of these goals each quarter was required for the payment of Mr. Martello’s quarterly bonus under this plan. The possible payment ranged from 0.0635% to 0.2541% of actual revenues from maintenance, consulting and education services at 96% and in excess of 110% of the goal for such revenues, respectively, each quarter, multiplied by a percentage that could have ranged each quarter from 25% to 200% at more than 2% below and more than 3% above the Direct Services Contribution goals, respectively. The plan provided that Mr. Martello would receive no commissions if actual revenues from maintenance, consulting and education services were lower than 96% of the goal for such revenues.

The extent to which license bookings goals and goals for revenues from consulting and education and/or maintenance services, and Direct Contribution or Direct Services Contribution goals related thereto, were met and bonuses under the commission-based compensation plans became payable was determined quarterly by our finance team and the Audit Committee of the Board of Directors, based on our reported financial results, and each quarterly payment was approved by the Compensation Committee. Under these commission-based compensation plans, fractional percentages are rounded to the nearest whole percentage in determining the extent to which goals have been achieved.

OUTSTANDING EQUITY AWARDS AT 2006 YEAR-END

	Option Awards						Stock Awards
	Number of		Number of						Market Value
	Securities		Securities				Number of		of Shares
	Underlying		Underlying		Option		Shares or		or Units of
	Unexercised		Unexercised		Exercise	Option	Units of Stock		Stock That
	Options (#)		Options (#)		Price	Expiration	That Have		Have Not
Name	Exercisable		Unexercisable		($)	Date	Not Vested (#)		Vested* ($)

Scipio M. Carnecchia	21,251	(1)	—		$24.25	4/3/2011
	6,250	(4)†	—		$25.60	2/6/2012
	10,000	(6)†	—		$13.60	5/7/2012
	10,000	(7)†	—		$9.60	7/11/2012
	10,000	(9)†	—		$9.92	12/5/2012
	22,917		2,083	(10)	$6.60	4/15/2013
	25,000	(12)†	—		$10.00	8/1/2013
	65,000	(14)†	—		$13.72	1/30/2014
	50,000	(15)†	—		$8.83	6/22/2014
	40,000	(17)†	—		$9.43	1/10/2015
	30,000	(18)†	—		$8.38	6/22/2015
	—		100,000	(19)	$9.24	5/19/2016

							50,000	(20)	$733,500
John E. Calonico, Jr.	104,602	(2)†	—		$11.76	1/14/2012
	29,886	(3)†	—		$11.76	1/14/2012
	44,829	(2)	—		$6.69	1/14/2012
	74,716	(8)	—		$4.10	10/18/2012
	47,500	(13)†	—		$13.41	12/4/2013
	20,000	(17)†	—		$9.43	1/10/2015
							40,000	(20)	$586,800
Steven J. Martello	50,000	(5)†	—		$16.88	4/30/2012
	22,396		2,604	(11)	$7.24	5/1/2013
	80,000	(14)†	—		$13.72	1/30/2014
	50,000	(15)†	—		$8.83	6/22/2014
	40,000	(17)†	—		$9.43	1/10/2015
	50,000	(18)†	—		$8.38	6/22/2015
							35,000	(20)	$513,450
David A. Nelson-Gal	112,500		87,500	(16)	$7.77	9/10/2014
	10,000	(17)†	—		$9.43	1/10/2015
							10,000	(20)	$146,700
Benjamin E. Kiker, Jr.	—		90,000	(21)	$10.80	9/12/2016
							20,000	(22)	$293,400
Former Officers
Martin W. Brauns	—		—		—	—	—		—
William Seawick	—		—		—	—	—		—

*	The market value of the restricted stock units that have not vested is calculated by multiplying the number of units that have not vested by the closing price of our common stock at December 29, 2006, the last trading day in 2006, which was $14.67.

†	On October 3, 2005, the Board of Directors approved the acceleration of vesting of all outstanding, unvested common stock options, with exercise prices in excess of $8.23 per share, previously awarded to employees and officers under our equity compensation plans. As a condition to the acceleration of vesting, holders of the options accelerated were required to refrain from selling any shares acquired upon exercise before the date on which the shares to be sold would have vested had the vesting of common stock options not been accelerated.

Vesting Schedule for Outstanding Stock Options and Unvested Stock Units

Note	Grant Dates	Incremental Vesting Dates

(1)	4/3/2001	25% on 4/3/02; pro-rata monthly for next 36 months
(2)	1/14/2002	1/8th on 7/14/02; pro-rata monthly for next 42 months
(3)	1/14/2002	1/3rd on 1/14/04; pro-rata monthly for next 48 months
(4)	2/6/2002	25% on 5/6/02; pro-rata monthly for next 45 months
(5)	4/30/2002	25% on 4/22/03; pro-rata monthly for next 36 months
(6)	5/7/2002	25% on 11/7/02; pro-rata monthly for next 42 months
(7)	7/11/2002	25% on 1/11/03; pro-rata monthly for next 42 months
(8)	10/18/2002	Pro-rata monthly over 36 months
(9)	12/5/2002	25% on 6/5/03; pro-rata monthly for next 42 months
(10)	4/15/2003	25% on 10/15/03; pro-rata monthly for next 42 months
(11)	5/1/2003	25% on 11/1/03; pro-rata monthly for next 48 months
(12)	8/1/2003	25% on 8/1/04; pro-rata monthly for next 36 months
(13)	12/4/2003	25% on 11/19/04; pro-rata monthly for next 36 months
(14)	1/30/2004	1/8th on 1/30/05; pro-rata monthly for next 42 months
(15)	6/22/2004	25% on 12/22/04; pro-rata monthly for next 42 months
(16)	9/10/2004	25% on 9/10/05; pro-rata monthly for next 36 months
(17)	1/10/2005	25% on 1/10/06; pro-rata monthly for next 36 months
(18)	6/22/2005	25% on 12/22/06; pro-rata monthly for next 42 months
(19)	5/19/2006	50% on 3/31/07; pro-rata monthly for next 12 months
(20)	6/19/2006	Pro-rata annually for 4 years
(21)	9/12/2006	25% on 9/12/07; pro-rata monthly for next 36 months
(22)	9/12/2006	Pro-rata annually for 4 years

The options have a maximum term of ten years measured from the applicable grant date, subject to earlier termination in the event of the optionee’s cessation of service with us.

The following table shows the number of shares acquired by the exercise of stock options by each of the Named Executive Officers during 2006 along with the value realized on such exercises as calculated based on the difference between the market price of our stock at exercise and the option exercise price. None of the Named Executive Officers had any vesting of restricted stock unit awards during 2006.

OPTIONS EXERCISES AND STOCK VESTED — 2006

Option Awards
Number of Shares
	Acquired on	Value Realized on
Name	Exercise (#)	Exercise ($)

Scipio M. Carnecchia	—	—
John E. Calonico, Jr.	—	—
Steven J. Martello	—	—
David A. Nelson-Gal	—	—
Benjamin E. Kiker	—	—
Former Officers
Martin W. Brauns(1)	750,000	$2,734,146
William Seawick	—	—

(1)	Excludes any value associated with the forfeiture of options to purchase an aggregate of 1.0 million shares of our common stock, with a weighted average exercise price of $14.39 per share, in exchange for the issuance of 80,000 shares of restricted stock under the terms of Mr. Brauns’ separation agreement. There was $738,400 of expense associated with such issuance, which was offset by the value of options surrendered.

Potential Payments Upon Termination or Change in Control

Joseph L. Cowan

On March 16, 2007, we entered into an employment letter agreement with Joseph L. Cowan, our Chief Executive Officer. Mr. Cowan’s letter agreement provides for an initial base annual salary of $450,000, on-target incentive pay of $400,000 and eligibility under our benefits programs. Mr. Cowan also received one-time sign-on bonus in the total amount of $50,000. Under the terms of the agreement, Mr. Cowan was granted an option to purchase 300,000 shares of our common stock and restricted stock units with respect to 300,000 shares. The employment letter agreement also provides that, in the event Mr. Cowan resigns with good reason (i.e., material reduction in duties, responsibilities or authority, we breach our agreement with him or, in the case of change in control, a material reduction in position or salary) or is terminated without cause (as defined in the agreement), he will be entitled to a severance payment equal to 150% of the sum of his then-current annual base salary plus his then-current on-target incentive pay, less applicable withholdings, the vesting of his initial stock option grant will be accelerated by two years and he will be entitled to the provision of group medical coverage through the COBRA for up to 18 months at our expense. Additionally, the employment letter agreement provides that, in the event Mr. Cowan resigns with good reason or is terminated without cause, in either case within 12 months following a change in control, then he will be entitled to receive the same benefits described above, except his initial stock option grant and his initial restricted stock unit award will immediately vest as to 100% of the number of any unvested shares subject to such options or restricted stock units. We also have agreed to increase Mr. Cowan’s severance payments to offset any excise tax imposed by Section 4999 of the Internal Revenue Code, up to $2 million. Mr. Cowan’s entitlement to these severance payments is conditioned upon him providing us and our affiliates a general liability release and waiver of claims.

The following table summarizes the value of the payouts to Mr. Cowan pursuant to his employment letter agreement, assuming the agreement had been entered into on, his equity awards had been granted on and a qualifying termination as of December 31, 2006 (intrinsic values are based upon the closing price for a share of our common stock of $14.67 on December 29, 2006, the last trading day in 2006, and in the case of stock options minus the exercise price):

				Intrinsic
			Intrinsic	Value of
			Value of	Accelerated
		COBRA	Accelerated	Restricted
	Severance Pay	Premiums(1)	Stock Options(2)	Stock Units	Total

Resignation with Good Reason or Termination without Cause	$1,275,000	$15,993	$—	N/A	$1,290,993
Resignation with Good Reason or Termination without Cause within 12 months of a change in control	$1,275,000	$15,993	$—	$4,401,000	$5,691,993

(1)	Represents the estimated value of COBRA premiums for medical, dental and vision benefits over the 18-month term of the obligation, based on the number of his dependents that received medical, dental or vision benefits under our benefit plans as of September 30, 2007.

(2)	The exercise price of Mr. Cowan’s stock option is $15.27 per share.

In the event that Mr. Cowan’s employment is terminated due to his death or disability, he will not be entitled to the benefits described above.

Scipio M. Carnecchia

On September 4, 2007, we entered into a letter agreement with Scipio M. Carnecchia, our President. Mr. Carnecchia’s letter agreement provides that if he is terminated for reasons other than cause (as defined in the agreement) or terminates his employment with us within twelve months after the occurrence of good reason (i.e., material reduction in responsibilities, duties, authority, position or salary), then he will be entitled to a severance payment equal to the sum of (a) nine months of his salary at the time of termination (or, if greater, his salary as of the date of the agreement) and (b) 75% of his on-target bonus amount in effect for the year in which he is terminated, plus any earned but unpaid bonus for any prior year to the extent previously accrued by us; the vesting of each stock option granted and restricted stock unit awarded to him after October 1, 2005 will be accelerated by nine months; and continued group medical coverage through COBRA to Mr. Carnecchia and his dependents for up to nine months at our expense. Additionally, the letter agreements provides that in the event of a change in control and Mr. Carnecchia is terminated without cause (as defined in the agreement), including if he resigns within 30 days after the effective date of a reduction in his annual base salary or annual total on-target earnings as in effect immediately prior to the change in control, in connection with or following the change in control, then he will be entitled to receive the same benefits described above, except the stock options granted and restricted stock units awarded after October 1, 2005 will immediately vest as to the greater of (a) 50% of the number of any unvested shares subject to such options or restricted stock units at the consummation of the change in control or (b) the number of shares that would have vested had the termination for cause not involved a change in control. Mr. Carnecchia’s entitlement to these severance payments is conditioned upon him providing us and our affiliates a general liability release and waiver of claims, and, in the case of a change in control, him providing certain transitional services to us.

The following table summarizes the value of the payouts to Mr. Carnecchia pursuant to his letter agreement, assuming the agreement had been entered into on and a qualifying termination as of December 31, 2006 (intrinsic values are based upon the closing price for a share of our common stock of $14.67 on December 29, 2006, last trading day in 2006, and in the case of stock options minus the exercise price):

				Intrinsic
			Intrinsic	Value of
			Value of	Accelerated
		COBRA	Accelerated	Restricted
	Severance Pay	Premiums(1)	Stock Options	Stock Units	Total

Resignation with Good Reason or Termination without Cause	$401,250	$12,114	$271,500	$183,375	$868,239
Resignation with Good Reason or Termination without Cause in connection with a change in control	$802,500	$12,114	$271,500	$366,750	$1,452,864

(1)	Represents the estimated value of COBRA premiums for medical, dental and vision benefits over the 9-month term of the obligation, based on the number of his dependents that received medical, dental or vision benefits under our benefit plans as of December 31, 2006.

John E. Calonico, Jr.

On September 4, 2007, we entered into a letter agreement with John E. Calonico, Jr., our Senior Vice President and Chief Financial Officer. Mr. Calonico’s letter agreement provides that if he is terminated for reasons other than cause (i.e., material reduction in responsibilities, duties, authority, position or salary) or terminates his employment with us within twelve months after the occurrence of good reason (as defined in the agreement), then he will be entitled to a severance payment equal to the sum of (a) nine months of his salary at the time of termination (or, if greater, his salary as of the date of the agreement) and (b) 75% of his on-target bonus amount in effect for the year in which he is terminated, plus any earned but unpaid bonus for any prior year to the extent previously accrued by us; the vesting of each stock option granted and restricted stock unit awarded to him after October 1, 2005 will be accelerated by nine months; and continued group medical coverage through COBRA to Mr. Calonico and his dependents for up to nine months at our expense. Additionally, the letter agreement provides that in the event of a change in control and Mr. Calonico is terminated without cause (as defined in the agreement), including if he resigns within 30 days after the effective date of a reduction in his annual base salary or annual total on-target earnings as in effect immediately prior to the change in control, in connection with or following the change in control, then he will be entitled to receive the same benefits described above, except the stock options granted and restricted stock units awarded after October 1, 2005 will immediately vest as to the greater of (a) 50% of the number of any unvested shares subject to such options or restricted stock units at the consummation of the change in control or (b) the number of shares that would have vested had the termination for cause not involved a change in control. Mr. Calonico’s entitlement to these severance payments is conditioned upon him providing us and our affiliates a general liability release and waiver of claims, and, in the case of a change in control, him providing with certain transitional services to us.

The following table summarizes the value of the payouts to Mr. Calonico pursuant to his letter agreement, assuming the agreement had been entered into on and a qualifying termination as of December 31, 2006 (intrinsic values are based upon the closing price for a share of our common stock of $14.67 on December 29, 2006, last trading day in 2006, and in the case of stock options minus the exercise price):

			Intrinsic	Intrinsic
			Value of	Value of
			Accelerated	Accelerated
		COBRA	Stock	Restricted
	Severance Pay	Premiums(1)	Options(2)	Stock Units	Total

Resignation with Good Reason or Termination without Cause	$285,000	$12,114	$—	$146,700	$443,814
Resignation with Good Reason or Termination without Cause in connection with a change of control	$570,000	$12,114	$—	$293,400	$875,514

(1)	Represents the estimated value of COBRA premiums for medical, dental and vision benefits over the 9-month term of the obligation, based on the number of his dependents that received medical, dental or vision benefits under our benefit plans as of December 31, 2006.

(2)	No stock options have been granted to Mr. Calonico since prior to October 3, 2005, the date on which the Board of Directors approved the acceleration of vesting of all unvested stock options, with an exercise price in excess of $8.23 per share, previously awarded to employees and officers under our equity compensation plans, including all of Mr. Calonico’s outstanding stock options on that date.

Other Change in Control Arrangements

Certain option agreements of Messrs. Carnecchia (relating to an aggregate of 125,000 shares), Kiker (relating to an aggregate of 90,000 shares) and Martello (relating to 25,000 shares) include vesting acceleration of fifty percent of the unvested shares in the event of a change in control and his employment is terminated without cause, or is constructively terminated, within one year following the consummation of the change in control. In addition, all awards of restricted stock units in 2006 provided for acceleration of vesting and settlement of the awards as to fifty percent of the unvested shares under the same conditions.

The following table summarizes the value of the payouts to these executive officers pursuant to these awards, assuming a qualifying termination as of December 31, 2006 (values are based upon the closing price for a share of our common stock of $14.67 on December 29, 2006, last trading day in 2006, and in the case of stock options minus the exercise price):

		Intrinsic Value of
	Intrinsic Value of	Accelerated of
Name	Accelerated Stock Options	Restricted Stock Units	Total

Scipio M. Carnecchia	$279,905	$366,750	$646,655
John E. Calonico, Jr.	—	$293,400	$293,400
Steven Martello	$9,674	$256,725	$266,399
David A. Nelson-Gal	—	$73,350	$73,350
Benjamin E. Kiker, Jr.	$174,150	$146,700	$320,850

In the event of a change in control in which equity awards are not assumed or converted by the acquiror or the acquiror does not issue in place of outstanding equity awards, substantially similar equity awards or other property, the Compensation Committee could, in its discretion, accelerate the vesting of outstanding equity awards prior to consummation of such a change in control held by participants under our equity compensation plans, including the Named Executive Officers. No policies have been adopted or other arrangements made by the Compensation Committee with respect to the exercise of its discretion in such an event.

Severance Arrangements

Martin W. Brauns (Former Chief Executive Officer and Chairman)

Mr. Brauns’ retired on March 31, 2006. In connection with his retirement, on January 26, 2006, we entered into a separation agreement and release with him. Under the agreement, in exchange for a general release and waiver of claims, he received severance equal to the sum of his base salary plus the sum of his targeted annual cash bonuses for 2006 and 2007. Pursuant to the agreement, we also permitted him to keep the personal computer equipment provided to him by us, provided him with telephone and e-mail support for a three-month period following March 31, 2006, and have been providing (or will provide) Mr. Brauns and his spouse continued group medical coverage through the COBRA over the 21-month period following March 31, 2006 at our expense. Mr. Brauns surrendered options to purchase an aggregate of 1.0 million shares of our common stock, with a weighted average exercise price of $14.39 per share, in exchange for the issuance of 80,000 shares of restricted stock under the terms of the terms of the separation agreement. In addition, Mr. Brauns agreed to surrender an option to purchase 250,000 shares, with an exercise price of $49.38 per share, and an option to purchase 25,000 shares, with an exercise price of $111.52 per share. The amounts of these benefits are disclosed in the “Stock Awards” and “All Other Compensation” columns of the Summary Compensation Table and related footnotes.

William Seawick (former Senior Vice President and Chief Marketing Officer)

Mr. Seawick’s last day of employment was July 6, 2006. Pursuant to his offer letter, in exchange for executing a general release of claims against us, he received severance equal to six months of his base salary. In connection with the termination of Mr. Seawick’s employment, we did not request that Mr. Seawick repay a portion of his sign-on bonus under the terms of his offer letter. These amounts are disclosed in the “All Other Compensation” column of the Summary Compensation Table.

Benjamin E. Kiker, Jr. (Senior Vice President and Chief Marketing Officer)

Pursuant to Mr. Kiker’s offer letter, in exchange for executing a general release of claims against us, he would have been entitled to receive severance equal to six months of his base salary had he been terminated without cause (as defined in his offer letter) on or before March 12, 2007. Assuming a qualifying termination as of December 31, 2006, we would have been obligated to pay him $125,000.

Director Compensation

The following table provides information for our year ended December 31, 2006 regarding all plan and non-plan compensation awarded to, earned by or paid to each person who served as a non-employee director for some portion or all of 2006. A discussion of this compensation and the related policies for non-employee directors follows thereafter. Other than as set forth in the table and the narrative that follows it, we did not pay any fees to or reimburse any expenses of our directors, make any equity or non-equity awards to directors, or pay any other compensation to directors during 2006.

DIRECTOR COMPENSATION — 2006

	Fees Earned or	Option	All Other
Name	Paid in Cash ($)	Awards ($)(1)	Compensation ($)(2)	Total ($)

Charles M. Boesenberg	$12,500	$41,245	$4,499	$58,244
Ronald E.F. Codd	$26,250	$41,245	$15,401	$82,897
Bob L. Corey	$31,250	$41,245	$10,662	$83,158
Frank J. Fanzilli, Jr.	$40,625	$41,245	$14,865	$96,361
Thomas L. Thomas	$30,625	$41,245	$10,744	$82,614
Anthony Zingale(3)	$12,500	—	—	$12,500

(1)	The amounts reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with SFAS No. 123R of stock option awards issued pursuant to the 1999 Equity Incentive Plan and predecessor stock option plans and thus include amounts from outstanding stock option awards granted during and prior to 2006. Assumptions used, except for forfeiture assumptions, in the calculation of these amounts are included in the notes to our audited consolidated financial statements for the year ended December 31, 2006 included in this Annual Report on Form 10-K. No stock options were forfeited by any of our non-employee directors during 2006 other than Anthony Zingale, who forfeited options to purchase 30,000 shares upon his cessation of service on the board of directors. There is no dollar amount recognized in the table relating to those forfeited options because there was no accounting expense relating to those options in 2006. The grant date fair value of the options granted on July 12, 2006 to each non-employee director re-elected on that date, and to Mr. Boesenberg, who was appointed to the Board of Directors on that date, was $33,763; the grant date fair value of the options granted to each of the non-employee directors on October 31, 2006, was $89,666. For information regarding the number of stock options held by each non-employee director as of December 31, 2006, see the column “Stock Options Outstanding” in the table below. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be recognized by the non-employee directors.

(2)	Represents the amount of contributions by us on behalf of the non-employee director for medical, dental and vision benefits provided to the non-employee director that would have been required to be paid by the non-employee director had he been our employee.

(3)	Mr. Zingale served on the Board of Directors through July 12, 2006, the date of our 2006 Annual Meeting of Stockholders.

Each of the below non-employee directors (and former non-employee director) owned the following number of shares subject to outstanding stock options as of December 31, 2006.

Stock Options
Name	Outstanding

Charles M. Boesenberg	30,000
Ronald E.F. Codd	90,500
Bob L. Corey	68,966
Frank J. Fanzilli, Jr.	80,000
Thomas L. Thomas	60,000
Anthony Zingale	—

During 2006, cash fees earned by non-employee directors and reflected under the column “Fees earned or paid in cash” in the Director Compensation table were as follows:

•	Annual retainer fee of $20,000 for each non-employee director other than Mr. Boesenberg and Zingale, whose retainers were $10,000 for serving roughly half of 2006;

•	Additional annual retainer fee of $10,000 for Mr. Fanzilli for serving as Lead Independent Director and Chairman during a portion of 2006;

•	Additional annual retainer fee of $5,000 for Mr. Corey for serving as chair of the Audit Committee for 2006;

•	Additional retainer fee of $1,500 for Mr. Fanzilli for serving as chair of the Compensation Committee during the first three quarters of 2006;

•	Additional retainer fee of $625 for Mr. Thomas for serving as chair of the Compensation Committee during the fourth quarter of 2006; and

•	The balance for each non-employee director consists of additional annual retainer fees of $5,000 for each standing committee of the Board of Directors on which a non-employee director serves, which fees are prorated in accordance with the policy below.

All annual retainer fees for serving as a member of a committee of the Board of Directors other than as chair of the committee are paid in equal quarterly installments on the first day of each quarter for each capacity in which the non-employee is then serving in that capacity. Typically, non-employee directors who begin serving in that capacity after the first day of a quarter are paid the full quarterly installment for the quarter in which their service in that new capacity commenced. Quarterly installments are considered earned when paid. Accordingly, we did not require non-employee directors to repay such payments if they ceased serving in the capacity for which they were paid.

On October 12, 2006, the Board of Directors approved modifications to the compensation arrangements for non-employee directors. On April 19, 2007, the Board of Directors supplemented these arrangements by establishing annual retainer fees for service on the newly formed Strategy Committee. In 2007, the annual retainer fee for service on the Board of Directors is $30,000, and the additional annual retainer fee for service:

•	on the Audit Committee is $25,000 for the Chairman of that committee and $12,500 for each of its other members;

•	on the Compensation Committee is $15,000 for the Chairman of that committee and $7,500 for each of its other members;

•	on the Nomination and Governance Committee is $10,000 for the Chairman of that committee and $5,000 for each of its other members;

•	on the Strategy Committee is $10,000 for the Chairman of that committee and $5,000 for each of its other members; and

•	as the Chairman of the Board of Directors is $20,000.

These amounts are due in equal quarterly installments at the beginning of each quarter for each capacity in which the non-employee director is then serving on the Board of Directors or its committees. Non-employee directors who begin serving in a capacity for which they would receive director compensation after the first day of a quarter are paid the full quarterly installment for service in that new capacity as if they were serving on the first day of the quarter in which such service commenced. Quarterly installments are considered earned when paid. Accordingly, we do not require non-employee directors to repay such payments in the event they cease serving in the capacity for which they were paid.

Under the 1999 Equity Incentive Plan, each non-employee director is automatically granted an option to purchase 10,000 shares of common stock under this plan when first becoming a member of the Board of Directors. Subsequently, each non-employee director is automatically granted an additional option to purchase 10,000 shares of common stock on the date of each annual meeting of stockholders if the director is re-elected and has served continuously as a member of the Board of Directors for at least one year. In addition, non-employee directors are eligible to receive discretionary awards under the 1999 Equity Incentive Plan.

On July 12, 2006, the date of the 2006 Annual Meeting of Stockholders, each of the non-employee directors re-elected to the Board of Directors (Messrs. Codd, Corey, Fanzilli and Thomas) were granted an option to purchase 10,000 shares under the 1999 Equity Incentive Plan. The per share exercise price of the stock options is equal to the closing price of a share of our common stock on the grant date, which was $8.67. Additionally, upon his appointment to the Board of directors on July 12, 2006, Mr. Boesenberg was automatically granted an option to purchase 10,000 shares under the 1999 Equity Incentive Plan, with the per share exercise price of the stock option equal to the closing price of a share of our common stock on the grant date, which was $8.67.

On October 12, 2006, the Board of Directors authorized the grant, effective October 31, 2006, of an option to purchase 20,000 shares under the 1999 Equity Incentive Plan to Messrs. Boesenberg, Codd, Corey, Fanzilli and Thomas. The per share exercise price of the stock options is equal to the closing price per share of our common stock on the grant date, which was $12.72.

Each option granted to a director under the 1999 Equity Incentive Plan has a ten-year term measured from the grant date and terminates three months following the date the director ceases to be one of our directors or consultants, 12 months afterwards if termination is due to death or disability. All automatically granted options are fully vested and immediately exercisable as of the grant date. Automatically granted options are fully vested and immediately exercisable as of the grant date. Each of the discretionary stock options grants to members of the Board of Directors on October 31, 2006 vest ratably on a monthly basis over 24 months following the grant date, so long as the director continues to serve as a member of the Board of Directors. The shares subject to each such stock option will vest in full immediately upon a change in control.

On April 19, 2007, Roger J. Sippl was appointed as a member of the Board of Directors. In connection with his appointment, Mr. Sippl was automatically granted on April 19, 2007 an option to purchase 10,000 shares under the 1999 Equity Incentive Plan, with the per share exercise price of the stock option equal to the closing price of a share of our common stock on the grant date, which was $16.30, and the Board of Directors authorized the grant, effective April 30, 2007, an option to purchase 20,000 shares of our common stock, with an exercise price equal to the closing selling price per share on April 30, 2007, which was $15.27, and on the same terms as the discretionary stock option grants to members of the Board of Directors on October 31, 2006.

Non-employee directors are also eligible for and may elect to receive medical, dental and vision benefits. These benefits are available to our employees, officers and directors generally and in operation provide for the same method of allocation of benefits between management and non-management participants, except that, unlike employees, non-employee directors are not required to make any payments or other contributions to receive these benefits. During 2006, if Messrs. Boesenberg, Codd, Corey, Fanzilli and Thomas had been our employees, they would have been required to contribute $648, $2,202, $1,505, $2,202 and $1,554, respectively, to receive the amounts set forth opposite their names under the column entitled “All Other Compensation” in the Director Compensation — 2006 table.

Non-employee directors receive no other form of remuneration, perquisites or benefits, but are reimbursed for their expenses in attending meetings, including travel, meal and other expenses incurred to attend meetings solely among the non-employee directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of October 31, 2007, with respect to the beneficial ownership of our common stock by:

•	each of our Named Executive Officers;

•	each of our directors;

•	each person known by us to be the beneficial owner of more than 5% of our common stock; and

•	all of our executive officers and directors as a group.

Except as otherwise indicated, the address of each beneficial owner is c/o Interwoven, Inc., 160 East Tasman Drive, San Jose, California 95134.

The percentage of shares beneficially owned is based on 45,284,342 shares of common stock outstanding as of October 31, 2007. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of common stock subject to options or restricted stock units that are currently exercisable or exercisable or settleable within 60 days of October 31, 2007 are deemed to be outstanding for the purposes of calculating the amount of beneficial ownership of that person, and for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

		Shares Issuable
		Under Options or
		Restricted Stock
	Amount of	Units Exercisable
	Beneficial	or Settleable	Aggregate
Name and Address of Beneficial Owner	Ownership(1)	Within 60 Days	Percentage

Goldman Sachs Asset Management, L.P.(2)	5,129,169	—	11.3%
Dimensional Fund Advisors LP(3)	3,641,504	—	8.0
Martin W. Brauns(4)	49,125	—	*
John E. Calonico, Jr.	365,584	321,533	*
Scipio M. Carnecchia	422,932	371,668	*
Benjamin E. Kiker, Jr.	44,963	26,250
Steven J. Martello	326,872	295,000	*
David A. Nelson-Gal	180,041	168,334	*
William Seawick(5)	—	—
Charles M. Boesenberg	20,000	20,000	*
Ronald E. F. Codd	58,966	58,966	*
Bob L. Corey	83,027	80,500	*
Frank J. Fanzilli, Jr.	70,000	70,000	*
Roger J. Sippl	15,000	15,000	*
Thomas L. Thomas	73,634	50,000	*
All 13 directors and executive officers as a group	2,226,389	1,649,637	4.7%

*	Less than 1%

(1)	Includes shares over which the person currently holds or shares voting or investment power. Also includes shares listed under “Shares Issuable Under Options Exercisable Within 60 Days.”

(2)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on June 11, 2007 by Goldman Sachs Asset Management, L.P., reporting sole power to vote or direct the vote over 4,514,573 shares and sole power to dispose or direct the disposition of 5,129,169 shares. The address of Goldman Sachs Asset Management, L.P. is 32 Old Slip, New York, NY 10005.

(3)	Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 9, 2007 by Dimensional Fund Advisors LP, reporting sole power to vote or dispose or direct the vote over or disposition of 3,641,504 shares. The address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(4)	Based solely on information obtained from our transfer agent. As such, this number does not include any shares Mr. Brauns beneficially owns that are held for his account in street name by brokers and other nominees. Mr. Brauns ceased serving as a director and our Chief Executive Officer in March 2006.

(5)	Based solely on information obtained from our transfer agent. Although he is not a record holder of any shares of our common stock, he may beneficially own shares that are held for his account in street name by brokers and other nominees. Mr. Seawick ceased serving as our Senior Vice President and Chief Marketing Officer in July 2006.

Equity Compensation Plan Information

We maintain the 1996 Stock Option Plan, 1998 Stock Option Plan, 1999 Equity Incentive Plan and 1999 Employee Stock Purchase Plan, each of which was approved by our stockholders, and the 2000 Stock Incentive Plan and 2003 Acquisition Plan, which were not subject to stockholder approval. The following table presents information as of December 31, 2006 with respect to compensation plans under which shares of our common stock may be issued:

			Number of
			Securities
			Remaining Available
			for Future Issuance
			under Equity
	Number of Securities to be		Compensation Plans
	Issued upon Exercise	Weighted-average Exercise	(Excluding
	of Outstanding	Price of	Securities
	Options, Warrants	Outstanding Options,	Reflected
Plan Category	and Rights	Warrants and Rights	in Column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	4,633,625	$16.21	2,690,005	(2)
Equity compensation plans not approved by security holders	1,606,395	$18.68	1,581,150

Total	6,240,020	$16.84	4,271,155

(1)	Excludes shares that were subject to purchase rights accruing under the 1999 Employee Stock Purchase Plan and 691,000 shares that were subject to restricted stock units under the 1999 Equity Incentive Plan. Our 1999 Equity Incentive Plan provides for the award of stock options, restricted stock, restricted stock units and stock bonuses.

(2)	Includes 672,081 shares that remain available for purchase under the 1999 Employee Stock Purchase Plan. The 1999 Employee Stock Purchase Plan incorporates an evergreen formula pursuant to which on January 1 of each year, the aggregate number of shares reserved for issuance under this plan will increase by a number of shares equal to 1% of the outstanding shares on December 31 of the preceding year.

Summary Description of Non-Stockholder Approved Plans

2000 Stock Incentive Plan.  In May 2000, the Board of Directors adopted the 2000 Stock Incentive Plan. The Board of Directors reserved 1.0 million shares (as adjusted for stock splits, combinations and other similar events) of common stock for issuance thereunder. In September 2000, the Board of Directors reserved an additional 2.0 million shares (as adjusted for stock splits, combinations and other similar events) of common stock for issuance thereunder. Options, restricted stock and restricted stock units may be granted or issued under this plan to employees, officers, directors, consultants, independent contractors and advisors; however, aggregate awards to officers may not exceed 40% of the aggregate number of shares that have been reserved for grant, and the aggregate number of restricted stock awards to officers may not exceed 40% of the aggregate number of shares issued as restricted stock awards made under this plan. Only nonstatutory stock options are available for grant under the 2000 Stock Incentive Plan. Options may be granted for periods of up to ten years at a price per share no less than par value of the shares on the date of grant. Restricted stock awards may be granted at a price per share no less than par value of the shares on the day of grant. Restricted stock awards may be granted for no consideration on the date of grant. Options generally vest as to 25% of the shares on the first anniversary of the date of grant and the remainder vest ratably over a 36-month period thereafter. Restricted stock awarded to participants under this plan is generally subject to our lapsing right to repurchase those shares upon termination of the participant’s employment, which right generally lapses over a four-year period. Restricted stock units awarded to participants under this plan are generally subject to expiration/forfeiture upon termination of the participant’s employment, which expiration/forfeiture condition generally lapses over a four-year period. In general, in the event a participant’s employment or service with us terminates prior to the expiration date of the option or our repurchase right completely lapses, the participant’s option may thereafter be exercised (to the extent vested on the date of termination) for up to 12 months (in the case of death or disability) or 90 days, the participant’s shares may thereafter be repurchased (to the extent our repurchase right has not lapsed on the date of termination) for up to 90 days, or the participant’s restricted stock units will immediately expire, as the case may be. If we are acquired and the acquiring company does not assume, replace or substitute the outstanding awards under this plan, these awards will terminate to the extent unexercised, unvested or not settled at the time the acquisition closed.

2003 Acquisition Plan.  In connection with our merger with iManage, Inc. in November 2003, the Board of Directors adopted the 2003 Acquisition Plan and reserved 503,000 shares of common stock for issuance thereunder, as permitted by The NASDAQ Stock Market. Only nonqualified stock options will be granted under this plan. Nonqualified stock options may be granted only to any employee, officer, director, consultant, independent contractor or advisor who provided services to iManage, Inc. prior to the merger. Options under the 2003 Acquisition Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant. Options generally vest as to 25% of the shares on the first anniversary of the date of grant and the remainder vest ratably over a 36-month period thereafter. In general, in the event a participant’s employment or services with us terminates prior to the expiration date of the option, the participant’s option may thereafter be exercised (to the extent vested on the date of termination) for up to 6 months (in the case of death or disability) or 90 days. If we are acquired and the acquiring company does not assume, replace or substitute the outstanding awards under this plan, these awards will terminate to the extent unexercised or unvested at the time the acquisition closed.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons

Our written Code of Conduct and Business Ethics, Related Party Policy and Audit Committee Charter, in combination, require that certain transactions between us and our executive officers and directors and greater than 5% beneficial owners of our common stock, and each of their immediate family members, must be reviewed and approved by our Audit Committee (or another independent body of our Board of Directors). Transactions subject to the review and approval of the Audit Committee include transactions between us and the related person in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which such person has or will have a direct or indirect material interest. These transactions may be identified through our Code of Conduct and Business Ethics, Related Party Policy or other procedures and reported to our legal, human resources or finance departments or directly to the Audit Committee. Our legal, human resources and finance departments facilitate communication under these codes, policies and procedures and are responsible for referring to the Audit Committee for review and approval transactions identified thereunder that potentially meet the criteria described above. In approving or rejecting any such transaction, the Audit Committee, considers the relevant facts and circumstances available to it, including but not limited to the risks, costs, benefits to the company, the terms of the transaction, the availability of other sources for comparable services or products and, if applicable, the impact on a director’s independence. Our Audit Committee approves only those transactions that it determines in good faith, are in, or are not inconsistent with, our best interests.

Certain Transactions with Related Persons

From January 1, 2006 to the present, there have been no transactions, and there are currently no proposed transactions, in which we or any of our subsidiaries was (or is to be) a party and the amount involved exceeds $120,000 to which and in which any related person had (or will have) a direct or indirect material interest, except for payments set forth under Item 11 above and the transactions described below.

Indemnification Agreements

We have entered into indemnity agreements with all officers and directors which provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings in which he or she is or may be made a party by reason of his or her position as a director, officer or other agent, and otherwise to the fullest extent permitted under Delaware law and our Bylaws.

Director Independence

The Board of Directors has determined that each member of the Board of Directors other than Mr. Cowan is independent under the criteria established by The NASDAQ Stock Market for independent board members. All members of our standing committees are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Ernst & Young LLP, our current independent registered public accountants for the year ended December 31, 2006, for the audit of our consolidated financial statements for 2006 and by KPMG LLP, our previous independent registered public accountants for the year ended December 31, 2005, for the audit of our consolidated financial statements for 2005, and fees billed for other services rendered by Ernst & Young LLP and KPMG LLP.

	Year Ended
	December 31,
	2006	2005
	E&Y(1)	KPMG

Audit fees(2)(3)	$2,190,200	$1,409,808
Audit-related fees	44,077	39,435
Tax fees	—	—
All other fees	—	—

	$2,234,277	$1,449,243

(1)	Excludes fees billed for services rendered of $22,000 by KPMG LLP in 2006.

(2)	Fees associated with the audit of our consolidated financial statement, the review of our Quarterly Reports on Form 10-Q and the audit of internal controls over financial reporting totaled $1,165,200 for 2006.

(3)	Audit fees for 2005 excludes costs of $1,250,000 associated with the review of historical stock options granting procedures and the related restatement.

Fees for audit services include fees associated with the audit of our consolidated financial statement, the review of our Quarterly Reports on Form 10-Q, the audit of internal controls over financial reporting and services associated with the review of our historical stock option granting practices. Audit related fees principally include auditing and accounting related consultation services.

Audit Committee Pre-Approval Policy

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services and other services performed by the independent registered public accounting firm.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements:

2. Consolidated Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

	Balance		Charged		Balance
	at Beginning		(Credited) to		at End
Description	of Period	Write-Offs	Expenses	Adjustments	of Period
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2006	$779	$(330)	$—	$—	$449
Year ended December 31, 2005	$961	$(218)	$36	$—	$779
Year ended December 31, 2004	$1,689	$(510)	$(218)	$—	$961
Allowance for sales returns:
Year ended December 31, 2006	$321	$(342)	$363	$—	$342
Year ended December 31, 2005	$670	$(278)	$(71)	$—	$321
Year ended December 31, 2004	$745	$(48)	$(27)	$—	$670

3. Exhibits:

			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

2.01		Agreement and Plan of Merger, dated October 17, 2007, by and among Registrant, Broadway Merger LLC, Optimost LLC and Mark Wachen, as representative	8-K	10/22/07	2.1
3.01		Registrant’s Fourth Amended and Restated Certificate of Incorporation	S-8	11/19/03	4.08
3.02		Registrant’s Amended and Restated Bylaws	8-K	4/25/07	3.01
4.01		Form of Certificate for Registrant’s common stock	S-1	09/23/99	4.01
10	.01*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers				X
10	.02*	1996 Stock Option Plan and related agreements	S-1	07/27/99	10.02
10	.03*	1998 Stock Option Plan and related agreements	S-1	07/27/99	10.03
10	.04*	1999 Equity Incentive Plan	10-Q	8/8/06	10.01
10	.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan	10-Q	8/8/06	10.02
10	.06*	1999 Employee Stock Purchase Plan				X
10	.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1	09/03/99	10.05
10	.08*	2000 Stock Incentive Plan	10-Q	8/8/06	10.03

			Incorporated by Reference
						Filed
Number		Exhibit Title	Form	Date	Number	Herewith

10	.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan	10-Q	8/8/06	10.04
10	.10*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under iManage, Inc. 1997 Stock Option Plan	S-8	11/19/03	4.02
10	.11*	iManage, Inc. 2000 Non-Officer Stock Option Plan and related forms of stock option and option exercise agreements	S-8	11/19/03	4.03
10	.12*	2003 Acquisition Plan	S-8	11/19/03	4.07
10	.13*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2003 Acquisition Plan	10-K	3/13/06	10.13
10	.14*	Form of Notice of Stock Option Acceleration and Share Restrictions	10-K	3/13/06	10.14
10	.15*	Regional Prototype Profit Sharing Plan and Trust/Account Standard Plan Adoption Agreement AA #001	S-1	07/27/99	10.06
10	.16*	Employment Agreement between Registrant and Scipio M. Carnecchia				X
10	.17*	Employment Agreement between Registrant and John E. Calonico, Jr.				X
10	.18*	Separation Agreement and Release between Registrant and Martin W. Brauns	10-K	03/13/06	10.19
10	.19*	Offer Letter, dated March 16, 2007, between Registrant and Joseph L. Cowan	8-K	04/02/07	10.1
10	.20*†	2007 Executive Officer Incentive Bonus Plan				X
10	.21*†	2007 Compensation Plan for Scipio M. Carnecchia				X
10	.22*†	2007 Compensation Plan for Steven J. Martello				X
10.23		Lease, dated December 20, 2006, by and between Registrant and Silicon Valley CA-I, LLC.	8-K	12/22/06	10.1
10.24		First Amendment to Lease, dated January 12, 2007, by and between Registrant and Silicon Valley CA-I, LLC				X
10.25		Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	(1)	(1)	(1)
10.26		First Amendment to Lease dated November 12, 2003 between iManage, Inc. and 303 Wacker Realty LLC	10-K	03/15/05	10.27
10.27		Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002	(2)	(2)	(2)
21.01		Subsidiaries of the Registrant				X
23.01		Consent of Independent Registered Public Accounting Firm				X
23.02		Consent of Independent Registered Public Accounting Firm				X
31.01		Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer				X
31.02		Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer				X
32.01		Section 1350 certification of Chief Executive Officer				X
32.02		Section 1350 certification of the Chief Financial Officer				X

(1)	Incorporated by reference to Exhibit 10.18 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 26, 2003.

(2)	Incorporated by reference to Exhibit 10.13 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 29, 2002.

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interwoven, Inc.

We have audited the accompanying consolidated balance sheet of Interwoven, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule for the year ended December 31, 2006 listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interwoven, Inc. as of December 31, 2006, and the consolidated results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Interwoven. Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 14, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in on January 1, 2006, with the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

/s/ ERNST & YOUNG LLP

San Francisco, California
December 14, 2007

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interwoven, Inc,

We have audited the accompanying consolidated balance sheet of Interwoven, Inc. and subsidiaries (the Company) as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2005 and 2004. In connection with our audits of the consolidated statements, we also have audited the related financial statement schedule for the years ended December 31, 2005 and 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interwoven, Inc., and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3, the consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2004 and 2005 have been restated.

/s/ KPMG LLP

Mountain View, California
March 13, 2006 except as to Note 3,
which is as of December 14, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interwoven, Inc.

We have audited Interwoven, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interwoven Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Interwoven, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Interwoven, Inc. as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2006 of Interwoven, Inc. and our report dated December 14, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
December 14, 2007

INTERWOVEN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
		As restated(1)
	(In thousands, except
	per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$74,119	$73,618
Short-term investments	102,342	63,581
Accounts receivable, net of allowances of $791 and $1,100 in 2006 and 2005, respectively	34,492	31,542
Prepaid expenses and other current assets	5,371	4,732

Total current assets	216,324	173,473
Property and equipment, net	4,815	5,044
Goodwill	190,935	191,595
Other intangible assets, net	10,655	25,527
Other assets	3,558	2,967

Total assets	$426,287	$398,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,897	$2,318
Accrued liabilities	31,684	24,371
Restructuring and excess facilities accrual	5,132	7,266
Deferred revenues	57,317	53,509

Total current liabilities	96,030	87,464
Accrued liabilities	2,733	2,761
Restructuring and excess facilities accrual	3,564	9,681

Total liabilities	102,327	99,906

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized at December 31, 2006 and 2005	—	—
Common stock, $0.001 par value, 125,000 shares authorized at December 31, 2006 and 2005; 44,417 shares and 42,386 shares issued and outstanding at December 31, 2006 and 2005, respectively	44	42
Additional paid-in capital	754,904	737,408
Deferred stock-based compensation	—	(1,002)
Accumulated other comprehensive loss	(36)	(359)
Accumulated deficit	(430,952)	(437,389)

Total stockholders’ equity	323,960	298,700

Total liabilities and stockholders’ equity	$426,287	$398,606

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
		As restated(1)	As restated(1)
	(In thousands, except per share amounts)

Revenues:
License	$75,678	$67,754	$67,341
Support and service	124,641	107,283	92,879

Total revenues	200,319	175,037	160,220

Cost of revenues:
License	16,367	15,262	13,336
Support and service	50,256	42,257	38,762

Total cost of revenues	66,623	57,519	52,098

Gross profit	133,696	117,518	108,122
Operating expenses:
Sales and marketing	77,114	70,731	72,644
Research and development	35,069	31,483	31,826
General and administrative	16,787	14,498	13,636
Amortization of intangible assets	3,312	3,358	4,541
Restructuring and excess facilities charges (recoveries)	(902)	(692)	9,782

Total operating expenses	131,380	119,378	132,429

Income (loss) from operations	2,316	(1,860)	(24,307)
Interest income and other, net	6,324	3,574	1,725

Income (loss) before provision for income taxes	8,640	1,714	(22,582)
Provision for income taxes	2,203	1,088	986

Net income (loss)	$6,437	$626	$(23,568)

Basic net income (loss) per common share	$0.15	$0.01	$(0.58)

Shares used in computing basic net income (loss) per common share	42,979	41,751	40,494

Diluted net income (loss) per common share	$0.15	$0.01	$(0.58)

Shares used in computing diluted net income (loss) per common share	43,995	42,390	40,494

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31, 2006

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
			As restated(1)	As restated(1)		As restated(1)	As restated(1)
	(In thousands)

Balances, December 31, 2003, as previously reported	40,008	$40	$693,773	$(9,564)	$25	$(383,340)	$300,934
Adjustment to opening stockholders equity	—	—	32,220	(635)	—	(31,107)	478

Balances, December 31, 2003, as restated	40,008	40	725,993	(10,199)	25	(414,447)	301,412
Components of comprehensive loss:
Net loss	—	—	—	—	—	(23,568)	(23,568)
Unrealized loss on investments	—	—	—	—	(264)	—	(264)
Cumulative translation adjustment	—	—	—	—	34	—	34

Comprehensive loss							(23,798)
Stock issued in acquisition	118	—	782	—	—	—	782
Issuance of common stock under stock plans	961	1	5,820	—	—	—	5,821
Reversal of stock-based compensation for terminated employees	—	—	(3,068)	3,068	—	—	—
Amortization of stock-based compensation	—	—	(64)	4,970	—	—	4,906

Balances, December 31, 2004	41,087	41	729,463	(2,161)	(205)	(438,015)	289,123
Components of comprehensive income:
Net income	—	—	—	—	—	626	626
Unrealized loss on investments	—	—	—	—	(129)	—	(129)
Cumulative translation adjustment	—	—	—	—	(25)	—	(25)

Comprehensive income							472
Stock options assumed in acquisition	—	—	1,354	—	—	—	1,354
Issuance of common stock under stock plans	1,299	1	7,101	—	—	—	7,102
Income tax related to exercise of common stock options	—	—	80	—	—	—	80
Reversal of stock-based compensation for terminated employees	—	—	(555)	555	—	—	—
Deferred stock-based compensation	—	—		(1,165)	—	—	(1,165)
Amortization of stock-based compensation	—	—	(35)	1,769	—	—	1,734

Balances, December 31, 2005	42,386	42	737,408	(1,002)	(359)	(437,389)	298,700
Components of comprehensive income:
Net income	—	—	—	—	—	6,437	6,437
Unrealized gain on investments	—	—	—	—	282	—	282
Cumulative translation adjustment	—	—	—	—	41	—	41

Comprehensive income							6,760
Issuance of common stock under stock plans	2,031	2	15,029	—	—	—	15,031
Income tax related to exercise of common stock options	—	—	18	—	—	—	18
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(1,002)	1,002	—	—	—
Stock-based compensation	—	—	3,451	—	—	—	3,451

Balances, December 31, 2006	44,417	$44	$754,904	$—	$(36)	$(430,952)	$323,960

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statement

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
		As restated(1)	As restated(1)
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$6,437	$626	$(23,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,809	3,728	4,276
Stock-based compensation expense	3,451	1,734	4,906
Amortization of intangible assets and purchased technology	16,495	15,499	15,177
Reduction in allowance for doubtful accounts and sales returns	(309)	(531)	(612)
Changes in operating assets and liabilities:
Accounts receivable	(2,653)	(1,749)	5,963
Prepaid expenses and other assets	(1,833)	2,423	579
Accounts payable and accrued liabilities	7,524	(992)	528
Restructuring and excess facilities accrual	(8,251)	(8,735)	(20,620)
Deferred revenues	3,808	3,515	6,139

Net cash provided by (used in) operating activities	28,475	15,518	(7,232)

Cash flows from investing activities:
Purchases of property and equipment	(3,580)	(2,848)	(2,704)
Purchases of investments	(189,420)	(86,274)	(118,378)
Maturities of investments	151,544	134,275	117,249
Acquisition of businesses and technology, net of cash acquired	(1,590)	(16,596)	(1,172)

Net cash provided by (used in) investing activities	(43,046)	28,557	(5,005)

Cash flows from financing activities:
Payment of bank borrowings	—	—	(1,213)
Net proceeds from issuance of common stock	15,031	7,102	5,821
Net cash provided by financing activities	15,031	7,102	4,608

Effect of exchange rates	41	(25)	34

Net increase (decrease) in cash and cash equivalents	501	51,152	(7,595)
Cash and cash equivalents at beginning of period	73,618	22,466	30,061

Cash and cash equivalents at end of period	$74,119	$73,618	$22,466

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1	$37

Cash paid for income taxes, net of refunds	$868	$267	$313

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$282	$(129)	$(264)

Common stock issued and stock options assumed in acquisitions	$—	$1,354	$782

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Interwoven, Inc. (“Interwoven” or the “Company”) is a provider of content management software solutions. The Company’s software and services enable organizations to leverage content to drive business growth by maximizing online business performance, increasing collaboration, and streamlining business processes both internally and externally. Interwoven markets and licenses its software products and services in North America and through subsidiaries in Europe and Asia Pacific.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, on January 1, 2006 using the modified prospective transition method. The Company’s income from operations for the year ended December 31, 2006 includes $3.5 million of stock-based compensation expense from common stock options, restricted stock units and the Company’s Employee Stock Purchase Plan (“ESPP”). Since the Company elected to use the modified prospective transition method, the consolidated results of operations have not been restated for prior periods. In accordance with Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS No. 123R, the Company reclassified expenses associated with the amortization of stock-based compensation which had previously been recorded in a single line item in operating expense in the Company’s consolidated statement of operations into their respective functional categories.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current period presentation. In accordance with SAB No. 107 regarding the Staff’s interpretation of SFAS No. 123R, the amortization of stock-based compensation has been reclassified to their respective functional categories. For the year ended December 31, 2005, the Company reclassified $227,000 to cost of support and service, $379,000 to sales and marketing expenses, $215,000 to research and development expenses and $913,000 to general and administrative expenses from amortization of stock-based compensation. For the year ended December 31, 2004, the Company reclassified $338,000 to cost of support and service, $1.8 million to sales and marketing expenses, $1.0 million to research and development expenses and $1.7 million to general and administrative expenses from amortization of stock-based compensation.

All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with SFAS No. 52, Foreign Currency Translation, the Company recorded an unrealized gain (loss) due to foreign currency translation of $41,000, $(25,000) and $34,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenue consists principally of perpetual software licenses, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized for the delivered elements in a multiple element arrangement provided vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements. The Company’s VSOE for support is based on the renewal rate as stated in the agreement, so long as the rate is substantive. The Company’s VSOE for other undelivered elements, such as professional services and training, is based on the price of the element when sold separately. Once the Company has established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the residual fee attributable to the elements initially delivered (i.e., software product) when the basic criteria in SOP No. 97-2 have been met. Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP No. 98-9, revenue from support services is recognized ratably over its respective support period and revenue from professional services is recognized as the services are rendered. For arrangements that include a support renewal rate that the Company determines is not substantive, all revenue for such arrangement is recognized ratably over the applicable support period.

Under SOP No. 97-2, revenue attributable to an element in a customer arrangement is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, (iv) collectibility is probable and (v) the arrangement does not require services that are essential to the functionality of the software.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Services provided to customers under support contracts include technical support and unspecified product upgrades when and if available. Support contracts are typically priced based on a percentage of license fees and have a one-year term. Revenues from support contracts are recognized ratably over the term of the agreement.

In 2005, the Company applied SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, to account for a software arrangement which included services that constituted significant production, modification or customization of the software. As the Company was not in a position to make dependable estimates as to completion, the completed contract method of accounting was applied and revenues were recognized upon contract completion. For classification purposes in the consolidated statement of operations, the Company included the amount representing VSOE of fair value of the service revenues as service revenues and the residual portion of the total fee as license revenue.

The Company expenses all manufacturing, packaging and distribution costs associated with its software as cost of license revenues.

Cash, Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper, government agency securities and various deposit accounts. Cash equivalents are recorded at fair value, which approximates cost.

The Company’s short-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, United States government agency securities and certificate of deposits. Realized gains and losses are calculated using the specific identification method. The Company realized losses of $0, $3,000 and $15,000 in 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, unrealized losses totaled $86,000 and $368,000, respectively. Unrealized gains and losses are included as a separate component of accumulated other comprehensive loss in the stockholders’ equity section of the consolidated balance sheets.

Allowance for Doubtful Accounts

The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2006 and 2005, the Company’s allowance for doubtful accounts was $449,000 and $779,000, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Sales Returns

The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The accumulated allowance for sales returns is reflected as a reduction of accounts receivable. The Company analyzes its revenue transactions, customer software installation patterns, historical return patterns current economic trends and customer payment terms when evaluating the adequacy of the allowance for sales returns. At December 31, 2006 and 2005, the Company’s allowance for sales returns was $342,000 and $321,000, respectively.

Risks and Concentrations

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company maintains the majority of its cash, cash equivalents and short-term investments with four financial institutions domiciled in the United States and one financial institution in the United Kingdom. The Company performs ongoing evaluations of its customers’ financial condition and generally requires no collateral from its customers on accounts receivable. The Company maintains an allowance for doubtful accounts based on various factors, including the review of credit profiles of its customers, contractual terms and conditions and historical payment experience. The Company does not expect to incur material losses with respect to financial instruments that potentially subject the Company to concentration of credit risk.

The Company derived a significant portion of its total revenue for the years ended December 31, 2006, 2005 and 2004 from its Web content management and collaborative document management products and services. The Company expects that these products will continue to account for a significant portion of its total revenues in future periods.

Interwoven relies on software licensed from third parties, including software that is integrated with internally developed software. These software license agreements expire on various dates from 2008 to 2011 and the majority of these agreements are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If the Company cannot renew these licenses, shipments of its products could be delayed until equivalent software could be developed or licensed and integrated into its products. These types of delays could seriously harm the Company’s business. In addition, the Company would be seriously harmed if the providers from whom the Company licenses its software ceased to deliver and support reliable products or fail to enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to the Company on commercially reasonable terms or at all.

Financial Instruments

The Company enters into forward foreign exchange contracts where the counterparty is a bank. The Company purchases forward foreign exchange contracts to mitigate the risk of changes in foreign exchange rates on accounts receivable. The Company’s forward foreign exchange contracts generally have terms of 45 days or less. Although these contracts are or can be effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and, therefore, are marked to market each period with the change in fair value recognized in results of operations in interest income and other and classified as either other current assets or other current liabilities in the consolidated balance sheet.

At December 31, 2006 and 2005, the notional equivalent of forward foreign currency contracts aggregated $10.2 million and $5.8 million, respectively. The fair value of the liability associated with these forward foreign exchange contracts recorded in the consolidated financial statements were $24,000 and $19,000 at December 31, 2006 and 2005, respectively. The forward contracts outstanding as of December 31, 2006 are scheduled to expire in January 2007.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term, generally three to five years. Upon the sale or retirement of an asset, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of operations.

Repair and maintenance expenditures, which are not considered improvements and do not extend the useful life of an asset, are expensed as incurred.

Goodwill

The Company follows SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested annually for impairment or more frequently if events and circumstances warrant. This impairment testing involves a two-step process as follows:

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

Based on the annual impairment tests performed in the third quarter of 2006, 2005 and 2004, the Company determined that the carrying value of its recorded goodwill had not been impaired and no impairment charge was recorded in those years. The Company will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that the Company’s goodwill may be impaired include the Company’s market capitalization declining below its net book value or the Company suffering a sustained decline in its stock price. A significant impairment could have a material adverse effect on the Company’s consolidated financial position and results of operations.

Impairment of Long-Lived Assets

The Company accounts for the impairment and disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of an asset is measured by a comparison of the carrying amount of an asset to its estimated undiscounted future cash flows. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less estimated selling costs, and would no longer be depreciated. The assets and liabilities of a disposal group classified as held for sale, if any, would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Software Development Costs

SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, requires companies to expense costs incurred in the research and development of software products and enhancements as incurred until technological feasibility has been established at which time such costs are capitalized, subject to a net realizable value evaluation. Technological feasibility is established upon the completion of an integrated working model. Once a new product is ready for general release, costs are no longer capitalized. Costs incurred between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, the Company has charged all costs to research and development expense in the period incurred.

Restructuring and Related Expenses

SFAS No. 146, Accounting for costs associated with Exit or Disposal Activities, requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. SFAS No. 146 also requires that: (i) liabilities associated with exit and disposal activities be measured at fair value; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (iv) all other costs related to an exit or disposal activity be expensed as incurred. The Company estimated the fair value of its lease obligations included in its 2003 and later restructuring activities based on the present value of the remaining lease obligation, operating costs and other associated costs, less estimated sublease income.

Restructuring obligations incurred prior to the adoption of SFAS No. 146 were accounted for and continue to be accounted for in accordance with Emerging Issues Task Force Issue (“EITF”) No. 88-10, Cost Associated with Lease Modification or Termination, and EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

In accordance with EITF No. 88-10, the Company recorded the costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit to the Company. Under EITF No. 88-10, the liability associated with lease termination and/or abandonment represents the sum of the total remaining lease costs and related exit costs, less probable sublease income. Accordingly, the Company has not reduced the obligations incurred in 2002 and prior to their net present value.

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

Upon adoption of SFAS No. 123R, the Company has elected to use the short form method to calculate the tax effects of stock-based compensation. Under the short form method, the Company uses the cumulative effect of award grants to establish its hypothetical additional paid-in capital pool related to the tax effects of the employee stock-based compensation “as if” the Company had adopted the recognition provisions of SFAS No. 123, Accounting for Stock-based Compensation, since its effective date of January 1, 1995.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertisement and Sales Promotion Expenses

Advertisement and sales promotion costs are expensed as incurred and reflected, net of recoveries, if any, from sponsorship support from partners and other third parties. Advertising costs expensed for the years ended December 31, 2006, 2005 and 2004 were $90,000, $257,000 and $131,000, respectively.

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

The Company’s chief operating decision-maker is considered to be Interwoven’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. For the years ended December 31, 2006, 2005 and 2004, revenues derived from customers outside the United States of America represented 36%, 32% and 34% of total revenues, respectively. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

No customer accounted for more than 10% of total revenues in 2006, 2005 and 2004. At December 31, 2006 and 2005, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

Foreign Currency Translation

The functional currencies of most of the Company’s international operations are their local currencies. Assets and liabilities are translated using the exchange rate on the balance sheet date. Revenue and expenses are translated using average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to accumulated other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with SFAS No. 52, the Company recorded an unrealized gain (loss) due to foreign currency translation of $41,000 and $(25,000) for the years ended December 31, 2006 and 2005, respectively.

Comprehensive Income (Loss)

Other comprehensive income (loss) refers to gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from operations.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss) is comprised of the following (in thousands):

	December 31,
	2006	2005

Unrealized loss on available-for-sale investments*	$(86)	$(368)
Cumulative translation adjustment*	50	9

	$(36)	$(359)

*	The tax effect on translation adjustments and unrealized gain (loss) was not significant.

Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed using the weighted average number of outstanding shares of common stock during the period. Diluted net income (loss) per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from share-based compensation plans to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
		As restated(1)
			As restated(1)

Net income (loss)	$6,437	$626	$(23,568)

Weighted-average shares used in computing basic net income (loss) per common share	42,979	41,751	40,494
Dilutive common equivalent shares from stock options and ESPP	1,016	639	—

Weighed-average shares used in computing diluted
net income (loss) per common share	43,995	42,390	40,494

Basic net income (loss) per common share	$0.15	$0.01	$(0.58)

Diluted net income (loss) per common share	$0.15	$0.01	$(0.58)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

For the years ended December 31, 2006, 2005 and 2004, 6.0 million, 9.4 million and 10.9 million stock options, respectively, were anti-dilutive and excluded from the diluted net income (loss) per share calculation due to either the exercise price being greater than the average fair market value of the common stock during the year or due to the Company’s net loss in the year.

Accounting for Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (“APB”) No. 25 Accounting for Stock Issued to Employees, and elected to adopt the disclosure-only provisions of SFAS No. 123. Accordingly, compensation cost for stock options was measured as the difference, if any, between the market price on the date of grant and the exercise price of the option. The resulting stock-based compensation was amortized over the estimated term of the stock option, generally four years, using an accelerated approach. This accelerated approach was consistent with the

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

For the years ended December 31, 2005 and 2004, had the Company accounted for stock-based compensation cost based on the fair value at the grant date, the Company’s net loss and basic and diluted net loss per common share would have been as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
	As restated(1)	As restated(1)

Net income (loss):
As reported	$626	$(23,568)
Stock-based employee compensation included in net income (loss) as reported, net of related tax*	1,734	4,906
Stock-based employee compensation using the fair value method, net of related tax*	(23,300)	(21,287)

Pro forma	$(20,940)	$(39,949)

Basic and diluted net income (loss) per common share:
As reported	$0.01	$(0.58)
Pro forma	$(0.50)	$(0.99)

*	The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance.

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for years beginning after December 15, 2006. The Company believes that the adoption of FIN No. 48 will not have a material impact on its consolidated results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating the effect, if any, its consolidated results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company is currently evaluating the effect, if any, of SFAS No. 159 on its consolidated results of operations, financial position and cash flows.

3.	Restatement of Consolidated Financial Statements

In this Annual Report on Form 10-K, Interwoven is restating its consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years ended December 31, 2005 and 2004 and each of the quarters in 2005 and the balance sheets for the first three quarters of 2006 as a result of a voluntary review of the Company’s historical stock option granting practices and related accounting issues.

In addition, the Company has restated the pro forma expense under SFAS No. 123, in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements to include these adjustments for the years ended December 31, 2005 and 2004.

Previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q prior to 2006 have been affected by the restatements, but have not been amended and should not be relied on.

Introduction

In the course of preparing for its year-end audit, the Company initiated a voluntary review of its historical option granting procedures, initially focusing on several historical stock option grants which took place on dates when its stock price was at a low for a period of time around the grant date. On January 30, 2007, the Company announced that a review of historical option grant procedures and related accounting was being undertaken by the Audit Committee of the Board of Directors, assisted by independent counsel, which in turn engaged an independent forensic accounting firm, to assist in the review. All aspects of the review by the Audit Committee and its advisors have been supervised directly and solely by the Audit Committee. One member of the Audit Committee, who was formerly a member of the Compensation Committee, did not participate in the Audit Committee review. On November 9, 2007, the Company announced the preliminary results of the voluntary review, which were set forth in the Current Report on Form 8-K filed on that date.

The scope of the Audit Committee review was extensive, and included review of all stock option grants made during the period commencing with the Company’s initial public offering in October 1999 through June 2006 (the “Review Period”). The Audit Committee and its advisors considered all available evidence, including reviewing electronic and hard copy documents and conducting interviews of current and former employees, directors and advisors. In December 2007, the Audit Committee completed its review and presented its report to the Company’s Board of Directors.

Based on the Audit Committee review, the Company recognized an additional $31.5 million in non-cash stock-based compensation expense with respect to several granting actions. Accordingly, to correct errors related to accounting for stock-based compensation expense, the Company has restated its previously-issued consolidated financial statements for years 2002 through 2005 and the unaudited quarterly financial statement information for the interim periods in 2006. To correct errors related to accounting for stock-based compensation expense for periods prior to 2002, the Company has recorded an adjustment to accumulated deficit as of December 31, 2001.

The pre-tax, non-cash charges to be restated are an aggregate $31.5 million of additional stock-based compensation expense over the Review Period. For the year ended December 31, 2004, the stock-based compensation adjustment has the effect of decreasing the Company’s previously reported net loss by $76,000 and, correspondingly, increasing accumulated deficit as reported in its 2004 consolidated financial statements. In 2005,

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the adjustment has the effect of increasing the Company’s previously reported net income by $9,000 and decreasing accumulated deficit as reported in its historical consolidated financial statements. The remaining stock-based compensation expense of $31.6 million, which is applicable to years prior to 2004, has been recorded as a charge to accumulated deficit as of December 31, 2003. However, the Company restated its consolidated balance sheet as of December 31, 2005 to reflect additional paid-in capital, deferred stock-based compensation and accumulated deficit balances as a result of previous period adjustments. The net tax impact of the stock-based compensation adjustments was insignificant for all periods.

All references to number of option shares, option exercise price and share price in this section have been adjusted for any stock splits.

Stock Option Grant Process

Historically, pursuant to the Company’s stock option plans, the Board of Directors has the authority to award stock option grants to employees, officers and directors, and the Compensation Committee has the authority to award stock option grants to employees and officers. The Board delegated authority to both the Chief Executive Officer and the Chief Financial Officer to award stock option grants to non-officer employees. Pursuant to contractual agreements, the Company also issued stock option grants to non-employees in consideration for services rendered to Interwoven.

Accounting Adjustments

Consistent with the applicable accounting literature and recent guidance from the staff of the Securities and Exchange Commission regarding determination of appropriate measurement dates, the Company analyzed all available relevant evidence, including evidence developed through the Audit Committee review, including, for example, physical documents, electronic documents, underlying electronic data about documents, and information provided through interviews. Based on the relevant facts and circumstances, the Company organized the option grants during the Review Period into categories based on the grant type and the processes by which the grant approval was finalized. Based on the relevant facts and circumstances, the Company applied the appropriate accounting standards in effect at the time of grant to determine, for every grant within each category, the appropriate measurement date. If the measurement date was not the recorded grant date, accounting adjustments were made as required resulting in stock-based compensation expense and the related tax effects. In some instances, the required adjustments did not result in any additional stock-based compensation expense. After accounting for forfeitures, the Company recognized additional stock-based compensation expense of $31.5 million on a pre-tax basis over the vesting terms for the affected grants. No adjustments were required for the remaining grants. The adjustments were determined by category as follows:

•	Employee New Hire, Promotion and Merit Grants. New hire, promotional and merit grants during the Review Period were made to non-officer employees pursuant to the authority delegated to both the Chief Executive Officer and Chief Financial Officer by the Board of Directors. Based on the Audit Committee review, the Company determined that the measurement dates for 12 of the 101 new hire, promotion and merit granting actions during the Review Period should be revised. For nine of these granting actions, the Company determined that insufficient contemporaneous documentation to support the recorded measurement date existed, so a later measurement date was selected based on the existence of adequate contemporaneous documentation to support the conclusion that the grant was fixed. The Company recognized a pre-tax stock-based compensation expense of $12.6 million in relation to these nine granting actions using the intrinsic value method of accounting under APB No. 25. For the other three granting actions, the Company determined that measurement date criteria had been met on a date prior to the recorded grant date when the stock price was higher, resulting in variable accounting for these granting actions. Accordingly, the Company recognized a pre-tax stock-based compensation expense of $7.5 million for these granting actions in accordance with FIN No. 44, Accounting for Certain Transactions involving Stock Compensation.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Corrections to Employee New Hire, Promotion and Merit Grants. In a small number of cases, corrections were made to employee new hire, promotion and merit grant. These corrections amounted to approximately 1% of total shares granted. The Company determined that in substantially all instances, these corrections were for new hire, promotion and merit grants that were inadvertently left off the initial authorization document and for new hires whose shares on the initial authorization document did not correctly reflect the number of shares stated in their offer letters. Based on the Audit Committee review, the Company did not identify evidence indicating that the corrections were effected to achieve a lower exercise price for the grantee, nor did the Company identify a pattern of effecting corrections to achieve a lower exercise price. The Company determined that the measurement dates for the individual option grants constituting these corrections should be revised to the date the correction was determined to be finalized. Accordingly, in addition to the granting actions described above, the Company recognized additional pre-tax stock-based compensation expense of $1.4 million related to corrections to employee new hire, promotion and merit granting actions.

•	Employee Refresh Grants. The Company periodically made broad-based equity compensation awards (“refresh grants”) to certain employees based on, such factors as, the employee’s unvested equity ownership, total equity ownership, market conditions and the importance of the employee’s expected contributions to Interwoven. Employee refresh grants were issued pursuant to the authority delegated to the Chief Executive Officer and Chief Financial Officer. Based on the Audit Committee review, the Company determined that the measurement dates for three of the employee refresh granting actions should be revised because the number of shares to be allocated to each individual employee was not determined with finality by the recorded grant dates. Accordingly, the Company recognized a pre-tax stock-based compensation expense of $1.7 million for these granting actions using the intrinsic value method of accounting under APB No. 25. The Company also determined that the measurement date criteria for one employee refresh granting action had been met on a date prior to the recorded grant date when the stock price was higher, resulting in variable accounting for this granting action. Accordingly, the Company recognized a pre-tax stock-based compensation expense of $964,000 for this granting action in accordance with FIN No. 44.

•	Grants to Officers and Certain Employees. The Company granted stock options to newly hired officers and certain non-officer members of management, employees who were promoted to officer positions or periodic refresh grants to officers and certain non-officer members of management based on such factors as the employee’s unvested equity ownership and total equity ownership, performance and market conditions. Grants to officers and certain non-officer members of management were authorized by the Board of Directors or the Compensation Committee in thirty-two granting actions during the review period. Based on the Audit Committee review, the Company determined that for four of these granting actions there was insufficient contemporaneous documentation to support the recorded measurement date. Accordingly, the Company recognized a pre-tax stock-based compensation expense of $6.8 million for such granting actions using the intrinsic value method of accounting under APB No. 25. The Company also determined that for four granting actions the measurement date criteria were met on a date prior to the recorded grant date when the stock price was higher, resulting in variable accounting. Accordingly, the Company recognized a pre-tax stock-based compensation expense of $54,000 for such granting actions in accordance with FIN No. 44.

•	Initial Director Grants. Under the 1999 Equity Incentive Plan, each non-employee director is automatically granted options to purchase shares of the Company’s common stock when he or she first joins the Board. Based on the Audit Committee review, the Company determined that the measurement date for one automatic initial Director grant should be revised because the measurement date criteria had been met on the date of the director’s appointment to the Board of Directors, but the recorded grant date was the following day, when the stock price was lower. The Company accounted for this grant as a variable award in accordance with FIN No. 44 and, accordingly, recorded stock-based compensation expense of approximately $1.7 million for 2000, which was reversed in 2001 due to fluctuation in the Company’s stock price. This stock option grant was never exercised by the non-employee director.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Terminations. The Company determined that the vesting of approximately 75,000 shares for eighteen employees was permitted after their respective stock option termination dates. Accordingly, as this additional vesting was considered a modification of the original terms of the respective option grants, the Company recognized a pre-tax stock-based compensation expense of $522,000 using the intrinsic value method of accounting under APB No. 25 and in accordance with FIN No. 44.

•	Grants to Non-Employees. During the Review Period, grants were made to non-employees in exchange for services as authorized in seven granting actions. In connection with one such granting action, the Company concluded that the grant had not been accounted for in accordance EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employee. Accordingly, the Company determined that an additional compensation expense should be recorded and recognized pre-tax stock-based compensation expense of $41,000.

Impact of Judgments and Interpretations on Restatement Values

In determining the appropriate measurement dates for stock option awards in the Review Period, the Company considered all available relevant data, including data supplied by the Audit Committee and its advisors. The Company evaluated this data and determined that incorrect measurement dates were used for financial accounting purposes for certain stock option granting actions. The Company evaluated the evidence surrounding each grant at issue and determined whether there was conclusive or inconclusive evidence to support the measurement date. The specific facts and circumstances surrounding each such grant were considered in selecting the measurement date. In certain instances, the evidence was inconclusive and significant judgment was exercised in determining the appropriate measurement date for accounting purposes. Evidence was considered conclusive where it represented contemporaneous evidence of the date of approval of the option price and the number of option grants allocated to specific individuals. Evidence was considered inconclusive where it provided some support for a particular measurement date, but there was insufficient contemporaneous documentary evidence available to identify the specific date on which the granting action was complete. In all cases, the earliest date when the terms of a grant were known with finality was determined to be the revised measurement date.

The Company identified four granting actions for Employee New Hire, Promotion and Merit grants, three corrections to granting actions for Employee New Hire, Promotion and Merit grants, one granting action for Officers and Certain Employees grants and three granting actions for refresh grants for which the evidence was inconclusive and judgment was applied to determine the measurement date for accounting purposes. For each of these eight granting actions and three corrections to granting actions, the Company evaluated all available relevant evidence to identify the range of dates in which the granting action may have been completed, and to determine the most appropriate measurement date within the range. In some instances, the Company determined that the granting action was not complete by the recorded grant date and that the first date in the range was after the recorded measurement date, based on the totality of available evidence. For seven granting actions and three corrections to granting actions, the Company determined that a revised measurement date was appropriate. For one refresh grant to employees and executives, the Company determined that the recorded grant date was the most appropriate measurement date within the date range. The Company made this determination after considering the totality of available evidence, including, but not limited to the following: the Board of Directors met one day prior to the grant date and contemporaneous notes of that meeting indicate that the executive grants had not been finalized and that the Board determined the employee and executive refresh grant should be made on the same date; the grant date was a Friday and interviews indicated that its former Chief Executive Officer typically endeavored to resolve compensation matters (including option grants) quickly so that they could be communicated to the recipients promptly thereafter; an employee “all-hands” meeting held in connection with the Company’s earnings release was scheduled to take place two business days after the grant date and provided an opportunity to announce this refresh grant company-wide; on the grant date, the Company’s closing stock price was approximately $20 lower than the

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previous day, a decline which did not appear to relate to the release of any information by Interwoven and coincided with a general market downturn that same day; the authorization document for this refresh grant also included new hire grants, all of which were to persons who commenced employment prior to the grant date, and to promotion grants, all of which related to promotions effective prior to the grant date; the grants were entered into stock administration system shortly after the grant date, beginning six business days after the grant date; and the absence of evidence to support a conclusion that the grant was finalized on a date other than the grant date.

Financial Impact of the Restatement

The increase in stock-based compensation expense resulting from the restatement is as follows (in thousands):

			Pre-Tax	After Tax
		As	(Income)	(Income)
	As	Previously	Expense	Expense
	Restated	Reported	Adjustments	Adjustments

For the year ended December 31,
1999	$3,722	$3,686	$36	$36
2000	25,066	7,522	17,544	17,544
2001	26,802	14,225	12,577	12,577
2002	4,712	4,880	(168)	(168)
2003	3,944	2,348	1,596	1,596

Total impact 1999 to 2003	64,246	32,661	31,585	31,585
2004	4,906	4,982	(76)	(76)
2005	1,734	1,743	(9)	(9)
2006	3,451	3,451	—	—

Total	$74,337	$42,837	$31,500	$31,500

From inception, the Company has provided a full valuation allowance against all of its United States federal and state net deferred tax assets in accordance with the provisions of SFAS No 109. In connection with the required stock-based compensation adjustments, the Company recorded additional deferred tax assets of $618,000 and a corresponding full valuation allowance for the incremental stock-based compensation expense over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction was available. Accordingly, the Company has not recorded any tax benefit in the consolidated statements of operations. The payroll tax consequences associated with the voluntary review of historical stock option granting practices were inconsequential.

The Company’s restatement also reflects previously unrecorded adjustments for the years ended December 31, 2004 for support and services revenues and allowance for doubtful accounts expense not related to accounting for stock options that were previously deemed to be immaterial on an interim and annual basis to its consolidated financial statements. None of the previously unrecorded adjustments individually or in aggregate exceeded 1.5% of the Company’s previously reported net loss from operations or net loss in any annual period.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the impact of the restatement adjustments, if any, for stock-based compensation and previously unrecorded adjustments on the Company’s net income (loss) for the years ended December 31, 1999 through 2006:

		Restatement Adjustments
	As	Stock-based	Previously
	Previously	Compensation	Unrecorded	Total	As
	Reported	Adjustments	Adjustments(1)	Adjustments	Restated

For the year ended December 31,
1999	$(28,882)	$36	$—	$36	$(28,918)
2000	(32,055)	17,544	—	17,544	(49,599)
2001	(129,175)	12,577	(336)	12,241	(141,416)
2002	(148,616)	(168)	(623)	(791)	(147,825)
2003	(47,531)	1,596	481	2,077	(49,608)
2004	(23,667)	(76)	(23)	(99)	(23,568)
2005	617	(9)	—	(9)	626
2006	6,437	—	—	—	6,437

(1)	Previously unrecorded adjustments reflect adjustments to support and services revenues of $(55,000), $(904,000), $290,000 and $168,000 for the years ended December 31, 2001, 2002, 2003 and 2004, respectively, and adjustments to the allowance for doubtful accounts of $(281,000), $281,000, $191,000 and $(191,000) for the years ended December 31, 2001, 2002, 2003 and 2004.

Accordingly, a reconciliation of all restatement adjustments to accumulated deficit as of December 31, 2003 is as follows (in thousands):

Accumulated deficit as of December 31, 2003, as previously reported	$(383,340)
Stock-based compensation expense adjustments through December 31, 2003	(31,585)
Previously unrecorded adjustments through December 31, 2003	478

Impact of adjustments	(31,107)

Accumulated deficit as of December 31, 2003, as restated	$(414,447)

This Annual Report on Form 10-K reflects the restatement of the Company’s consolidated balance sheet as of December 31, 2005, the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of 2004 and 2005, and each of the quarters in 2005 and the condensed consolidated balance sheets for the first three quarters of 2006.

The Company has also restated its deferred tax assets as of December 31, 2005 reducing its net operating loss and research and development tax credit carryforwards. Upon review, The Company determined that such carryforwards did not properly consider the impact of various statutory limitations and were overstated by approximately $34.6 million. This adjustment did not impact the Company’s consolidated statements of operations, balance sheets, stockholders’ equity and comprehensive income (loss), and cash flows as its deferred tax assets are subject to valuation allowance. The Company’s net operating loss carryforwards are more fully described in Note 16, “Income Taxes,” in the Notes to Consolidated Financial Statements.

In addition, the Company has restated the pro forma expense under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, in Note 2, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements to include these adjustments for 2004 and 2005.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Impact of the Restatement

The following table presents the effects of the stock-based compensation and previously unrecorded adjustments made to the previously reported consolidated balance sheet as of December 31, 2005 (in thousands, except per share amounts):

	December 31, 2005
	As		As
	Reported	Adjustments	Restated

Assets
Current assets:
Cash and cash equivalents	$73,618	$—	$73,618
Short-term investments	63,581	—	63,581
Accounts receivable, net	31,542	—	31,542
Prepaid expenses and other current assets	4,732	—	4,732

Total current assets	173,473	—	173,473
Property and equipment, net	5,044	—	5,044
Goodwill	191,595	—	191,595
Other intangible assets, net	25,527	—	25,527
Other assets	2,967	—	2,967

Total assets	$398,606	$—	$398,606

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,318	$—	$2,318
Accrued liabilities	24,371	—	24,371
Restructuring and excess facilities accrual	7,266	—	7,266
Deferred revenues	54,010	(501)	53,509

Total current liabilities	87,965	(501)	87,464
Accrued liabilities	2,761	—	2,761
Restructuring and excess facilities accrual	9,681	—	9,681

Total liabilities	100,407	(501)	99,906

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized at December 31, 2005	—	—	—
Common stock, $0.001 par value, 125,000 shares, authorized at December 31, 2005; 42,386 shares issued and outstanding at December 31, 2005, respectively	42	—	42
Additional paid-in capital	705,908	31,500	737,408
Deferred stock-based compensation	(1,002)	—	(1,002)
Accumulated other comprehensive loss	(359)	—	(359)
Accumulated deficit	(406,390)	(30,999)	(437,389)

Total stockholders’ equity	298,199	501	298,700

Total liabilities and stockholders’ equity	$398,606	$—	$398,606

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the stock-based compensation and previously unrecorded adjustments made to the previously reported consolidated statements of operations (in thousands, except per share amounts):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As		As	As		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated

Revenues:
License	$67,754	$—	$67,754	$67,341	$—	$67,341
Support and service	107,283	—	107,283	93,047	(168)	92,879

Total revenues	175,037	—	175,037	160,388	(168)	160,220

Cost of revenues:
License	15,262	—	15,262	13,336	—	13,336
Support and service	42,280	(23)	42,257	38,743	19	38,762

Total cost of revenues	57,542	(23)	57,519	52,079	19	52,098

Gross profit	117,495	23	117,518	108,309	(187)	108,122
Operating expenses:
Sales and marketing	70,718	13	70,731	72,532	112	72,644
Research and development	31,489	(6)	31,483	31,874	(48)	31,826
General and administrative	14,491	7	14,498	13,986	(350)	13,636
Amortization of intangible assets	3,358	—	3,358	4,541	—	4,541
Restructuring and excess facilities charges (recoveries)	(692)	—	(692)	9,782	—	9,782

Total operating expenses	119,364	14	119,378	132,715	(286)	132,429

Loss from operations	(1,869)	9	(1,860)	(24,406)	99	(24,307)
Interest income and other, net	3,574	—	3,574	1,725	—	1,725

Income (loss) before provision for income taxes	1,705	9	1,714	(22,681)	99	(22,582)
Provision for income taxes	1,088	—	1,088	986	—	986

Net income (loss)	$617	$9	$626	$(23,667)	$99	$(23,568)

Basic net income (loss) per common share)	$0.01	$—	$0.01	$(0.58)	$—	$(0.58)

Shares used in computing basic net income (loss) per common share	41,751	—	41,751	40,494	—	40,494

Diluted net income (loss) per common share)	$0.01	$—	$0.01	$(0.58)	$—	$(0.58)

Shares used in computing diluted net income (loss) per common share	42,390	—	42,390	40,494	—	40,494

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the cumulative adjustments to each component of stockholders’ equity at the end of each year (in thousands):

	Additional	Deferred		Net Impact
	Paid-in	Stock-Based	Accumulated	to Stockholders’
As of December 31,	Capital	Compensation	Deficit	Equity

2001	$(40,916)	$10,759	$29,821	$(336)
2002	$(33,748)	$3,759	$29,030	$(959)
2003	$(32,220)	$635	$31,107	$(478)
2004	$(31,603)	$94	$31,008	$(501)
2005	$(31,500)	$—	$30,999	$(501)

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the stock-based compensation and related tax adjustments made to the previously reported consolidated statements of cash flows (in thousands):

	Year Ended December 31, 2005			Year Ended December 31, 2004

Cash flows from operating activities:
Net income (loss)	$617	$9	$626	$(23,667)	$99	$(23,568)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,728	—	3,728	4,276	—	4,276
Amortization of deferred stock-based compensation	1,743	(9)	1,734	4,982	(76)	4,906
Amortization of intangible assets and purchased technology	15,499	—	15,499	15,177	—	15,177
Reduction in allowance for doubtful accounts and sales returns	(531)	—	(531)	(612)	—	(612)
Changes in operating assets and liabilities:
Accounts receivable	(1,749)	—	(1,749)	6,154	(191)	5,963
Prepaid expenses and other assets	2,423	—	2,423	579	—	579
Accounts payable and accrued liabilities	(992)	—	(992)	528	—	528
Restructuring and excess facilities accrual	(8,735)	—	(8,735)	(20,620)	—	(20,620)
Deferred revenues	3,515	—	3,515	5,971	168	6,139

Net cash provided by (used in) operating activities	15,518	—	15,518	(7,232)	—	(7,232)

Cash flows from investing activities:
Purchases of property and equipment	(2,848)	—	(2,848)	(2,704)	—	(2,704)
Purchases of investments	(86,274)	—	(86,274)	(118,378)	—	(118,378)
Maturities and sales of investments	134,275	—	134,275	117,249	—	117,249
Acquisition of business and technologies, net of cash acquired	(16,596)	—	(16,596)	(1,172)	—	(1,172)

Net cash provided by (used in) investing activities	28,557	—	28,557	(5,005)	—	(5,005)

Cash flows from financing activities:
Payment of bank borrowings	—	—	—	(1,213)	—	(1,213)
Net proceeds from issuance of common stock	7,102	—	7,102	5,821	—	5,821

Net cash provided by (used in) financing activities	7,102	—	7,102	4,608	—	4,608

Effect of exchange rates	(25)	—	(25)	34	—	34

Net increase (decrease) in cash and cash equivalents	51,152	—	51,152	(7,595)	—	(7,595)
Cash and cash equivalents at beginning of period	22,466	—	22,466	30,061	—	30,061

Cash and cash equivalents at end of period	$73,618	$—	$73,618	$22,466	$—	$22,466

In addition, the Company has restated the pro forma expense under SFAS No. 123 in Note 13, “Stockholders’ Equity” to include an additional stock-based compensation expense increase of $1.1 million and $1.9 million for the years ended December 31, 2005 and 2004, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Internal Revenue Code Section 409A

Certain adjustments to the measurement dates of stock options that resulted in additional stock-based compensation expense also illuminated an additional and separate exposure for employee-borne taxes under Internal Revenue Code (“IRC”) Section 409A (“409A”). The tax is a 20% assessment on certain types of equity compensation award income, including gains on discounted options. The state of California also assesses this tax. Because the Company’s employees were unaware of the tax at the time their options were granted and unaware that some options they received would subject them to these taxes, the Company is considering entering into arrangements with both the United States Internal Revenue Service and the state of California to discharge these obligations, on behalf of its employees, directly with the taxing authorities for all periods through December 31, 2006. The Company also is considering paying the associated penalties and interest.

If the Company enters into these arrangements, the expense associated with discharging its employees’ 409A exposure for all periods through December 31, 2006 may be reflected in its 2007 consolidated financial statements if the Company makes the decision to assume these obligations before December 31, 2007. In addition, the Company intends to provide its employees with the opportunity to remedy their outstanding stock options that are subject to potential penalties under 409A. The resulting financial impact will be reflected in the period in which the remedial action is finalized. The Company does not expect the resulting financial impact to materially affect its consolidated financial condition and results of operations.

4.	Mergers and Acquisitions

In August 2005, the Company acquired Scrittura, Inc. (“Scrittura”), a provider of document automation software for the non-exchange based trading operations of financial services companies. The aggregate purchase price of this acquisition was $18.1 million, which included cash payments of $16.3 million, the assumption of Scrittura stock options valued at $1.4 million and transaction costs of $440,000. The terms of the acquisition agreement provided for an additional payment of up to $2.0 million if certain revenue and operating margin goals were achieved during the period beginning on the acquisition date and ending on December 31, 2005. As the earn-out related targets were not achieved as of December 31, 2005, no adjustments were recorded to the purchase price. The purchase price for this acquisition was allocated to purchased technology of $7.4 million, non-competition covenants of $2.1 million, customer list of $1.3 million, customer backlog of $251,000, goodwill of $6.1 million and unamortized stock compensation of $1.2 million less the fair value of net liabilities of $226,000. The results of operations of Scrittura have been included in the consolidated results of operations of the Company since August 16, 2005. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.

In August 2004, the Company acquired certain assets and assumed certain liabilities of Software Intelligence, Inc. (“Software Intelligence”), a provider of records management systems. The aggregate purchase price of this acquisition was $1.6 million, which included issuance of 118,042 shares of the Company’s common stock with an estimated fair value of $782,000, assumed liabilities of $693,000 and transaction costs of $156,000. The terms of the acquisition agreement provided for an additional payment of $200,000 if certain software license revenue goals were achieved during the period beginning on the acquisition date and ending on December 31, 2005. As the earn-out targets were not achieved as of December 31, 2005, no adjustments were recorded to the purchase price. The purchase price for this acquisition was allocated to purchased technology of $1.2 million, customer list of $303,000 and goodwill of $215,000 less the fair value of assumed liabilities of $84,000. The results of operations of Software Intelligence have been included in the consolidated results of operations of the Company since August 12, 2004.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Cash, Cash Equivalents and Short-term Investments

The following is a summary of the Company’s cash, cash equivalents and short-term investments (in thousands):

	December 31, 2006
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$37,950	$—	$—	$37,950

Cash equivalents:
Commercial paper	29,176	—	—	29,176
Money market funds	6,993	—	—	6,993

Total cash equivalents	36,169	—	—	36,169

Total cash and cash equivalents	74,119	—	—	74,119

Short-term investments:
Government agencies	73,646	6	(35)	73,617
Corporate obligations	21,592	—	(36)	21,556
Commercial paper	5,659	2	(23)	5,638
Certificates of deposit	1,531	—	—	1,531

Total short-term investments	102,428	8	(94)	102,342

Total cash, cash equivalents and short-term investments	$176,547	$8	$(94)	$176,461

	December 31, 2005
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$24,017	$—	$—	$24,017

Cash equivalents:
Government agencies	10,671	—	—	10,671
Commercial paper	33,498	—	—	33,498
Money market funds	5,432	—	—	5,432

Total cash equivalents	49,601	—	—	49,601

Total cash and cash equivalents	73,618	—	—	73,618

Short-term investments:
Government agencies	60,060	1	(326)	59,735
Corporate obligations	3,359	1	(12)	3,348
Commercial paper	530	—	(32)	498

Total short-term investments	63,949	2	(370)	63,581

Total cash, cash equivalents and short-term investments	$137,567	$2	$(370)	$137,199

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with FASB Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government agencies	$45,243	$(23)	$7,585	$(12)	$52,828	$(35)
Commercial paper	27,119	(22)	601	(1)	27,720	(23)
Corporate obligations	21,055	(36)	501	—	21,556	(36)

	$93,417	$(81)	$8,687	$(13)	$102,104	$(94)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are not other-than-temporarily impaired.

The following table summarized the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at December 31, 2006 (in thousands):

		Fair
	Cost	Value

Due within one year	$89,118	$89,095
Due one year to five years	49,479	49,416

	$138,597	$138,511

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005

Computer software and equipment	$33,001	$31,685
Furniture and office equipment	3,510	3,929
Leasehold improvements	10,938	10,719

	47,449	46,333
Less: accumulated depreciation and amortization	42,634	41,289

	$4,815	$5,044

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. The estimated useful lives of computer software and equipment are three years. The estimated useful lives of furniture and office equipment are three to five years. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Depreciation and amortization expense was $3.8 million, $3.7 million and $4.3 million in 2006, 2005 and 2004, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill and Other Intangible Assets

The carrying amount of the goodwill and other intangible assets as of December 31, 2006 and 2005 are as follows (in thousands):

	2006			2005
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$44,103	$(38,119)	$5,984	$42,381	$(26,783)	$15,598
Patents and patent applications	4,506	(4,447)	59	4,506	(3,152)	1,354
Customer list	12,831	(9,584)	3,247	12,831	(6,272)	6,559
Existing contract	153	(153)	—	251	(120)	131
Non-compete agreements	9,009	(7,644)	1,365	9,009	(7,124)	1,885

Other intangible assets	$70,602	$(59,947)	10,655	$68,978	$(43,451)	25,527

Goodwill			190,935			191,595

			$201,590			$217,122

Intangible assets, other than goodwill, are amortized over estimated useful lives of between 24 and 48 months. The weighted average life for purchased technology, patents, customer list, existing contract and non-compete agreements is 3.1 years, 3.1 years, 3.9 years, 3.0 years and 2.5 years, respectively. The aggregate amortization expense of intangible assets was $16.5 million, $15.5 million and $15.2 million for 2006, 2005 and 2004, respectively. Of the $16.5 million amortization of intangible assets recorded in 2006, $13.2 million was recorded in cost of license revenues and $3.3 million was recorded in operating expenses. Of the $15.5 million amortization of intangible assets recorded in 2005, $12.1 million was recorded in cost of license revenues and $3.4 million was recorded in operating expenses. Of the $15.2 million amortization of intangible assets recorded in 2004, $10.7 million was recorded in cost of license revenues and $4.5 million was recorded in operating expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $7.3 million in 2007, $2.9 million in 2008 and $445,000 in 2009.

The Company does not amortize goodwill in accordance with SFAS No. 142. The changes in the carrying amount of goodwill for 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005

Beginning balance	$191,595	$185,464
Goodwill recorded in business combinations	—	6,131
Subsequent goodwill adjustments	(660)	—

Ending balance	$190,935	$191,595

The subsequent goodwill adjustments in 2006 relate to the realization of net operating loss carryforwards from acquired businesses.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005

Accrued compensation	$17,043	$12,718
Professional services	3,906	2,257
Deferred rent	2,937	3,705
Sales and income taxes	2,671	2,180
Other	7,860	6,272

	$34,417	$27,132

9.	Restructuring and Excess Facilities

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

In 2005, the Company resolved certain outstanding matters associated with the terminations in 2004 and, accordingly, reversed $365,000 of the previously recorded restructuring accrual related to litigation exposure and expected legal costs. At December 31, 2005, $34,000 remained accrued for workforce-related restructuring.

In 2006, the Company resolved the remaining outstanding matter relating to a prior workforce reduction. Accordingly, no accrual for workforce reductions exists as of December 31, 2006.

Excess Facilities

In 2004, the Company performed its ongoing evaluation of excess facilities. As a result, the Company revised its sublease assumptions associated with certain of its excess facilities, abandoned a leased facility in Germany and elected to terminate a portion of its headquarters lease in Sunnyvale, California and a lease in Chicago, Illinois. As a result of these actions, the Company recorded a charge of $8.1 million in 2004.

In 2005, the Company reversed $462,000 of the previously recorded restructuring accrual as a result of subleasing an excess facility in Mountain View, California, which sublease was not previously anticipated or considered probable. Further, the Company revised its estimates of certain sublease assumptions and lease exit costs and reversed $153,000 of previously recorded excess facilities accrual. Restructuring and excess facilities charges in 2005 includes $288,000 associated with the accretion of discounted future lease payments associated with facilities leases recorded under SFAS No. 146.

In 2006, the Company entered into an extension of a sublease agreement for one of its excess facilities located in the San Francisco Bay Area. This sublease extension resulted in a change in the Company’s estimate of expected sublease income for this excess facility. Accordingly, the Company reversed $630,000 of the previously recorded

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring accrual. The Company also reversed $406,000 of the previously recorded restructuring accrual as a result of revisions to estimated operating expenses for certain of its previously abandoned facilities. The Company also reversed $15,000 of the previously recorded restructuring accrual related to litigation exposure and expected legal costs since certain outstanding matters associated with an employee termination were resolved. Restructuring and excess facilities charges in 2006 includes $149,000 associated with the accretion of discounted future lease payments associated with facilities leases.

At December 31, 2006, the Company had $8.7 million accrued for excess facilities, which is payable through 2010. This accrual includes minimum lease payments of $9.8 million and estimated operating expenses of $1.7 million offset by estimated sublease income of $2.8 million and the present value discount of $28,000 recorded in accordance with SFAS No. 146. The facilities costs were estimated as of December 31, 2006. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. Those facilities that are not subleased are being marketed for sublease and are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could materially affect the Company’s consolidated financial condition and results of operations.

The excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

Excess
Years Ending December 31,	Facilities

2007	$5,155
2008	1,553
2009	1,080
2010	936

8,724
Present value discount of future lease payments	(28)

$8,696

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity in the restructuring and excess facilities accrual (in thousands):

		Non-Cancelable
	Work	Lease
	Force	Commitments
	Cost	and Other	Total

Balance at January 1, 2004	$2,651	$43,468	$46,119
Restructuring and excess facilities charges	1,654	8,128	9,782
Cash payments and other	(3,649)	(26,570)	(30,219)

Balance at December 31, 2004	656	25,026	25,682
Restructuring and excess facilities recoveries	(365)	(327)	(692)
Cash payments	(257)	(7,786)	(8,043)

Balance at December 31, 2005	34	16,913	16,947
Restructuring and excess facilities recoveries	(15)	(887)	(902)
Cash payments and other	(19)	(7,330)	(7,349)

Balance at December 31, 2006	$—	$8,696	$8,696

10.	Bank Borrowings

The Company entered into a line of credit agreement with a financial institution, which was amended in July 2006. The amended line of credit provides for borrowings up to $13.0 million. Borrowings under the line of credit agreement are secured by cash, cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 8.25% at December 31, 2006, or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At December 31, 2006 and 2005, there were no borrowings under this line of credit agreement.

11.	Guarantees

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party — generally, the Company’s business partners, subsidiaries and/or customers in connection with any United States patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products or services. The term of these indemnification agreements is generally perpetual commencing after execution of the agreement. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and does not expect the liability to be material.

The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of December 31, 2006 and 2005, the Company does not have or require an accrual for product or service warranties.

The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers,

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at December 31, 2006 and 2005.

12.	Commitments and Contingencies

The Company leases its main office facilities in San Jose, California and various sales offices in North America, Europe and Asia Pacific under non-cancelable operating leases, which expire at various times through July 2016. The Company has entered into a lease for a new headquarters facility in San Jose, California, consisting of approximately 110,000 square feet. The lease will commence August 1, 2007 and expire on July 31, 2014. Rent expense for 2006, 2005 and 2004 was $10.2 million, $9.9 million and $9.8 million, respectively.

Future minimum lease payments under non-cancelable operating leases, as of December 31, 2006, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments

2007	$8,389	$5,498	$13,887
2008	4,144	1,973	6,117
2009	2,731	1,258	3,989
2010	2,673	1,049	3,722
2011	2,826	—	2,826
After 2011	10,078	—	10,078

	$30,841	$9,778	$40,619

Of these future minimum lease payments, the Company has accrued $8.7 million in the restructuring and excess facilities accrual at December 31, 2006. This accrual also included estimated operating expenses of $1.7 million and was net of estimated sublease income of $2.8 million and a present value discount of $28,000.

At December 31, 2006, the Company had $12.4 million outstanding under standby letters of credit with financial institutions, which are secured by cash, cash equivalents and investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.

Beginning in 2001, the Company and certain of its officers and directors and certain investment banking firms were named as defendants in a securities class action lawsuit brought in the Southern District of New York. This case is one of several hundred similar cases that have been consolidated into a single action in that court. The case alleges misstatements and omissions concerning underwriting practices in connection with the Company’s public offerings. The plaintiff seeks damages in an unspecified amount. In October 2002, the Company’s officers were dismissed without prejudice as defendants in the lawsuit. In February 2003, the District Court denied a motion to dismiss by all parties. Although the Company believes that the plaintiffs’ claims have no merit, in July 2003, the Company decided to participate in a proposed settlement to avoid the cost and distraction of continued litigation. A settlement proposal was preliminarily approved by the District Court. However, in December 2006, the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties. In August 2007, plaintiffs filed an amended complaint in the six focus cases to test

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the sufficiency of their class allegations. In November 2007, defendants in the focus cases filed a motion to dismiss the complaint for failure to state a claim. All matters in the case, including any settlement proposal, await determination of this motion to dismiss and any motion by plaintiffs to certify a newly defined class. If a new complaint is filed against the Company, the Company would continue to defend itself vigorously. Any liability the Company incurs in connection with this lawsuit could materially harm its business and financial position and, even if it defends itself successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm its results. In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. Bank of America Corp., No. 07-1585, alleging that the underwriters of the Company’s initial public offering violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits in amounts to be proven at trial from the underwriters. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.

On October 24, 2007, Interwoven was notified by the Staff of the Securities and Exchange Commission that no enforcement action is currently being recommended with respect to the Company’s historical stock option granting practices.

From time to time, in addition to those identified above, the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles in the United States of America, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against the Company. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.

13.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock with a par value of $0.001 per share. Preferred stock may be issued from time-to-time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2006, no shares of preferred stock had been issued.

Common Stock

The Company has authorized 125.0 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2006.

14.	Employee Benefit Plans and Stock-Based Compensation

At December 31, 2006, the Company has an employee stock purchase plan, a 401(k) plan and five stock option plans.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance thereunder. Each January 1, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1% of the Company’s outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under this plan shall not exceed 3.0 million shares. Employees generally are eligible to participate in the ESPP if they are employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not 5% stockholders of the Company. Under this plan, eligible employees may select a rate of payroll deduction between 1% and 15% of their cash compensation subject to certain maximum purchase limitations. Prior to November 1, 2005, each offering period had a maximum duration of two years and included four six-month purchase periods. Offering periods and purchase periods begin on May 1 and November 1 of each year. The price at which the common stock is purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of that purchase period. Effective November 1, 2005, the Board of Directors approved an amendment to the ESPP to shorten the existing 24-month offering period to a 6-month offering period. Under the amended ESPP, the participants are entitled to purchase shares at 85% of the lesser of the common stock fair market value either at the beginning or at the end of the 6-month offering period. Approximately 195,000, 251,000 and 329,000 shares of common stock were issued under the ESPP in 2006, 2005 and 2004, respectively, at an average price of $8.30, $6.52 and $6.65 per share in 2006, 2005 and 2004, respectively. At December 31, 2006, 672,000 shares were available for issuance.

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

1999 Equity Incentive Plan

In September 1999, the Company adopted and stockholders approved the 1999 Equity Incentive Plan. As of December 31, 2006, the aggregate number of shares of common stock reserved for issuance thereunder since inception of the plan was 6.9 million shares. The 1999 Equity Incentive Plan authorized the award of stock options, restricted stock, restricted stock units and stock bonuses. There were a total of 1.3 million shares authorized and available for new grants under the 1999 Plan at December 31, 2006. No person will be eligible to receive more than 1.0 million shares in any calendar year pursuant to awards under this plan other than a new employee who will be eligible to receive no more than 1.5 million shares in the calendar year in which such employee commences employment. Options granted under this plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.

Options under the 1999 Equity Incentive Plan may be granted for periods of up to ten years and, except for certain stock options identified in the Audit Committee review of historical stock option granting practices, have not been granted at prices less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an incentive

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock option granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 1999 Plan typically vest over four years based on continued service. Restricted stock units, which represent the right to receive shares of the common stock of the Company on a one share for one unit basis on the settlement date, granted under the 1999 Plan typically vest over four years based on continued service.

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

2000 Stock Incentive Plan

In May 2000, the Company adopted the 2000 Stock Incentive Plan. As of December 31, 2006, the aggregate number of shares of common stock reserved for issuance thereunder since inception of the plan was 3.0 million shares. The 2000 Stock Incentive Plan authorized the award of stock options, restricted stock and restricted stock units. There were a total of 1.4 million shares authorized and available for new grants under the 2000 Plan at December 31, 2006. Only nonqualified stock options will be granted under this plan. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company. Awards granted to officers of the Company may not exceed the aggregate of 40% of all shares that are reserved for grant. Awards granted as restricted stock to officers of the Company may not exceed the aggregate of 40% of all shares that are granted as restricted stock.

Options under the 2000 Stock Incentive Plan may be granted for periods of up to ten years and at prices no less than par value of the shares on the date of grant. Restricted stock issued under the 2000 Stock Incentive Plan may be granted at prices no less than par value of the shares on the date of grant. Options and restricted stock units granted under the 2000 Plan typically vest over four years based on continued service.

2003 Acquisition Plan

In connection with the Company’s merger with iManage in November 2003, the Company adopted the 2003 Acquisition Plan and reserved 503,000 shares of common stock for issuance thereunder, as permitted by the NASDAQ Marketplace Rules. The 2003 Acquisition Plan authorized the award of options. Only nonqualified stock options are granted under this plan. Nonqualified stock options may be granted to any employee, officer, director, consultant, independent contractor or advisor of the Company who provided services to iManage immediately prior to the merger. Options under the 2003 Acquisition Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant.

Adoption of Statement of Financial Accounting Standard No. 123R

SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options and restricted stock units, using a fair value-based method, and requires the recording of such expense in the Company’s consolidated statements of operations. The pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, in which compensation cost was

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized for year ended December 31, 2006 (a) based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R for all share-based payments granted on or after January 1, 2006 and (b) based on the grant date fair value estimated in accordance with original provisions of SFAS No. 123, for all awards granted to employees prior to but remaining unvested as of January 1, 2006, adjusted for estimated pre-vesting forfeitures.

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and purchases under the ESPP that the Company recorded in accordance with SFAS No. 123R for the year ended December 31, 2006 (in thousands):

Cost of revenues	$672
Sales and marketing	1,327
Research and development	968
General and administrative	484

$3,451

Prior to the adoption of SFAS No. 123R, the Company presented deferred stock-based compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, on January 1, 2006, the Company reclassified the remaining unamortized balance in deferred stock-based compensation to additional paid-in capital on the consolidated balance sheet.

With the adoption of SFAS No. 123R, the Company elected to amortize stock-based compensation for stock options and restricted stock units granted on or after the adoption of SFAS No. 123R on January 1, 2006 on a straight-line basis over the requisite service (vesting) period. For stock options granted prior to January 1, 2006, stock-based compensation is amortized on an accelerated basis, which is consistent with FIN No. 28.

Valuation and Amortization Method.  Option-pricing models require the input of highly subjective assumptions, including the expected life and price volatility of the underlying stock. For options granted prior to January 1, 2006, the Company estimated the fair value of options granted using the Black-Scholes option valuation model and a multiple option award approach. The fair value for these options is amortized on an accelerated basis. For stock options granted on or after January 1, 2006, the Company estimated the fair value using the Black-Scholes option valuation model and a single option award approach. The fair value for these options is amortized on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. Restricted stock units were issued with a zero exercise price. The fair value of the restricted stock units is generally equal to their intrinsic value on date of grant and amortized on a straight-line basis over the vesting period.

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

Risk-Free Interest Rate.  The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

Dividends.  The Company has never paid cash dividends on its common stock and the Company does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero in the Black-Scholes option valuation model.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Forfeitures.  The Company used historical data to estimate pre-vesting option forfeitures. As required by SFAS No. 123R, the Company recorded stock-based compensation only for those awards that are expected to vest. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following assumptions:

	Years Ended December 31,
	2006	2005	2004

Expected life from grant date of option (in years)	3.25	1.8 - 5.0	1.8 - 5.0
Risk-free interest rate	4.4% - 5.1%	3.2% - 4.5%	2.6% - 3.7%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	39.7% - 59.5%	39.2% - 70.9%	58.9% - 118.9%
Weighted average expected volatility	46.0%	51.3%	111.8%

The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, using the following assumptions:

	Years Ended December 31,
	2006	2005	2004

Expected life from grant date of ESPP (in years)	0.5	0.5 to 2	0.5 to 2
Risk-free interest rate	4.9% - 5.1%	3.1% - 4.1%	1.1% - 2.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	29.8% - 33.9%	27.9% - 56.1%	45.0% - 83.0%
Weighted average expected volatility	31.4%	49.2%	75.6%

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option and Restricted Stock Units Activities

A summary of stock option activity under the Company’s stock-based compensation plans is presented below (in thousands except per share amounts and remaining contractual term):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual-	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2004	9,925	$25.83
Granted	3,819	10.12
Exercised	(632)	5.95
Forfeited or expired	(2,245)	29.65

Outstanding at December 31, 2004	10,867	$20.52
Granted	1,880	8.57
Assumed	320	3.67
Exercised	(1,049)	5.21
Forfeited or expired	(1,973)	25.56

Outstanding at December 31, 2005	10,045	$18.36
Granted	915	10.64
Exercised	(1,755)	7.65
Forfeited or expired	(2,965)	25.51

Outstanding at December 31, 2006	6,240	$16.85	6.75	$27,626

Exercisable at December 31, 2006	4,980	$18.65	6.21	$21,407

Vested and expected to vest at December 31, 2006	6,091	$17.01	6.69	$26,967

The estimated weighted average fair value of options granted under the stock option plans during 2006, 2005 and 2004 was $3.94, $3.62 and $7.03 per share, respectively. The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The total intrinsic value of options exercised during 2006, 2005 and 2004 was $7.4 million, $3.3 million and $3.3 million, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options as of December 31, 2006 (number of options in thousands):

Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average	Number	Average
Exercise	Number of	Contractual	Exercise	of	Exercise
Prices	Options	Life (Years)	Price	Options	Price

$ 0.18 to $ 6.60	636	4.73	$4.78	599	$4.80
$ 6.69 to $ 7.84	631	7.31	$7.60	436	$7.56
$ 7.87 to $ 8.70	659	8.26	$8.23	453	$8.25
$ 8.76 to $ 8.83	841	7.43	$8.83	841	$8.83
$ 8.99 to $ 9.51	692	8.66	$9.32	303	$9.28
$ 9.60 to $11.76	686	7.27	$10.71	497	$10.71
$11.92 to $13.72	954	7.05	$13.39	814	$13.51
$14.00 to $49.38	699	5.04	$27.77	595	$30.16
$58.56 to $289.64	442	3.61	$86.98	442	$86.98

	6,240	6.75	$16.85	4,980	$18.65

A summary of restricted stock units activity under the Company’s stock-based compensation plans during the year ended December 31, 2006 is presented below (in thousands except per share amounts and remaining contractual term):

		Weighted-	Weighted
		Average	Average
		Grant Date	Remaining	Aggregate
		Fair Value/	Contractual-	Intrinsic
	Shares	Share	Term	Value

Outstanding at January 1, 2006	—	$—
Granted	719	8.65
Forfeited	(28)	8.58

Outstanding at December 31, 2006	691	$8.65	1.93	$10,137

Vested and expected to vest at December 31, 2006	572	$8.65	1.80	$8,388

The Company recorded $3.5 million in stock-based compensation expense for the year ended December 31, 2006. The stock-based compensation expense includes $2.5 million for stock options, $514,000 for restricted stock units and $461,000 for the ESPP.

As of December 31, 2006, there was $7.8 million of total unrecognized stock-based compensation expense related to unvested stock-based compensation arrangements granted under all of the Company’s equity compensation plans. Total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures. The Company expects to recognize stock-based compensation expense over a weighted average period of 2.7 years.

The Company received $15.0 million, $7.1 million and $5.8 million in cash from option exercises under all stock-based payment arrangements and employee stock purchase plan for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, for the years ended December 31, 2006 and 2005, the Company recognized $18,000 and $80,000 in income tax benefits related to the exercise of stock options, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comparable Disclosures

As a result of adopting SFAS No. 123R on January 1, 2006, the Company’s income before income taxes and net income for the year ended December 31, 2006, is $2.6 million lower than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted income per share for the year ended December 31, 2006 are $0.06 lower than if the Company had continued to account for share-based compensation under APB No. 25.

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

Tax Elections upon Adoption of Statement of Financial Accounting Standard No. 123R

SFAS No. 123R requires a company to calculate the pool of excess tax benefits, or additional paid-in capital pool, available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123R, as if the company had adopted SFAS No. 123 at its effective date of January 1, 1995. The Company has elected to use the short form method under which the Company uses the cumulative effect of award grants to establish its hypothetical additional paid-in capital pool.

Due to the adoption of SFAS No. 123R, some exercises result in tax deductions in excess of previously recorded benefits based on the option value at the time of grant, or windfalls. The Company recognizes windfall tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits occurring from January 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized by the Company upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. As part of the adoption of SFAS No. 123R, the Company has elected to use the “with and without” method for recognition of excess tax benefits related to stock option exercises. As part of this election, the Company has also elected to exclude indirect benefits of stock option exercises from equity and record these benefits in its tax provision.

401(k) Plan

The Company sponsors a defined contribution plan under Internal Revenue Service Code 401(k) (“401(k) Plan”). Most United States employees are eligible to participate following the start of their employment, at the beginning of each calendar month. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 25% of an employee’s contributions up to a maximum of $750 per year. Contributions made by the Company vest immediately upon contribution. For the year ended December 31, 2006, the Company’s matching contribution was $244,000. There were no matching contributions in 2005 or 2004.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Interest Income and Other

Interest income and other consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Interest income	$6,358	$3,744	$1,962
Interest expense	—	(1)	(43)
Foreign currency gain (loss)	132	12	(73)
Other	(166)	(181)	(121)

	$6,324	$3,574	$1,725

16.	Income Taxes

The components of income (loss) before provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
		As restated(1)	As restated(1)

United States	$6,612	$137	$(23,922)
Foreign	2,028	1,577	1,340

	$8,640	$1,714	$(22,582)

(1)	The amounts for the years ended December 31, 2005 and 2004 have been restated to reflect adjustments to the Company’s income (loss) before provision for income taxes of $9,000 and $99,000, respectively. See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The provision for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$917	$75	$—
State	152	96	107
Foreign	1,134	917	879

	$2,203	$1,088	$986

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
		As restated(1)	As restated(1)

Income tax provision (benefit) at federal statutory rate of 34%	$2,938	$583	$(7,678)
State taxes, net of federal tax benefits	163	77	71
Amortization of stock-based compensation	360	476	1,180
Goodwill	690	—	—
Changes in valuation allowance	(1,948)	(48)	7,413

	$2,203	$1,088	$986

(1)	Income tax provision (benefit) at federal statutory rate of 34% and timing differences not currently benefited for the years ended December 31, 2005 and 2004 have been restated to reflect adjustments to the Company’s

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income (loss) before provision for income taxes of $9,000 and $99,000, respectively. See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

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

	December 31,
	2006	2005
		As restated

Deferred tax assets:
Net operating loss carryforwards	$39,937	$63,317
Deferred revenues	—	597
Restructuring and excess facilities charges	3,325	6,390
Accrued liabilities and allowances	2,576	3,447
Tax credit carryforwards	7,869	10,086
Depreciation and amortization	14,863	17,546
Stock-based compensation	1,274	1,733
Valuation allowance	(66,442)	(93,965)

	3,402	9,151
Deferred tax liabilities:
Non-deductible intangible assets	(3,402)	(9,151)

	$—	$—

As of December 31, 2006, the Company’s federal and California net operating loss carryforwards for income tax purposes were approximately $184.8 million and $35.3 million, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011 through 2025, and the California net operating loss carryforwards will begin to expire in 2011 through 2016. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss and credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. During 2006, the Company determined that its net operating loss and research and development tax credit carryforwards did not properly consider the impact of various statutory limitations and the deferred tax assets were overstated by approximately $34.6 million as of December 31, 2005. Accordingly, the Company has restated its deferred tax assets to give effect to these limitations. The Company’s federal and California research tax credit carryforwards for income tax purposes are approximately $5.8 million and $3.6 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2011.

During 2006, the Company assessed the need for a valuation allowance against the deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would not be fully realized. Accordingly, the Company has provided for a valuation allowance against its net deferred tax assets at December 31, 2006 and 2005. The net change in the total valuation allowance for the years ended December 31, 2006, 2005 and 2004 was a decrease of $29.2 million, an increase of $491,000 and $12.1 million, respectively. Excess tax benefits from employee stock option exercises of $25.1 million are included in deferred tax balances as of December 31, 2005 as a component of the Company’s net operating loss and research and development tax credit carryovers. As a result of adopting SFAS No. 123R, the deferred tax asset balances at December 31, 2006 did not include excess tax benefits from stock option exercises. The amount

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded at December 31, 2006 was $26.4 million. Equity will be increased by $26.4 million if and when such excess tax benefits are ultimately realized. Additionally, while the Company has net operating loss carryforwards, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change as defined under Sections 382 and 383 of the Internal Revenue Code. Additionally, net operating losses and credits related to companies that the Company acquired or may acquire in the future may be subject to similar limitations.

17.	Significant Customer Information and Segment Reporting

The Company’s chief operating decision-maker is considered to be Interwoven’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

The following table presents geographic information (in thousands):

	Years Ended December 31,
	2006	2005	2004
			As restated(1)

Revenues:
United States	$128,171	$119,002	$105,155
United Kingdom	30,057	18,414	23,757
Other geographies	42,091	37,621	31,308

	$200,319	$175,037	$160,220

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

	December 31,
	2006	2005

Long-lived assets (excluding goodwill):
United States	$3,083	$4,295
International	1,732	749

	$4,815	$5,044

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

	Years Ended December 31,
	2006	2005	2004
			As restated(1)

License	$75,678	$67,754	$67,341
Customer support	86,568	76,755	65,051
Consulting	33,382	25,911	23,553
Training	4,691	4,617	4,275

	$200,319	$175,037	$160,220

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

18.	Subsequent Events (unaudited)

The Company entered into an operating lease for the new headquarters facility in December 2006 and took possession of the new headquarters facility in March 2007, whereupon the Company began construction of tenant improvements in anticipation of its move into the new facility in July 2007. In accordance with Financial Accounting Standards Board Staff Position No. 13-1, Accounting for Rental Costs incurred during a Construction Period, the Company incurred additional rent expense of approximately $758,000 in the first seven months of 2007 associated with tenant improvements for the new facility, which amount was in addition to the rent due on its former headquarters facility. The Company made tenant improvement to the new facility of approximately $9.3 million. The Company also incurred moving costs of approximately $279,000 million in 2007.

On April 2, 2007, the Board of Directors appointed Joseph L. Cowan as Chief Executive Officer and as a member of the Board of Directors.

On April 19, 2007, the Board of Directors appointed Roger J. Sippl to the Board of Directors.

In July 2007, the Company entered into an amended line of credit agreement with a financial institution. The amended line of credit provides for borrowings up to $13.0 million until September 30, 2007 and up to $7.0 million until July 31, 2008. The new line of credit provides for borrowings on terms similar to the Company’s previous line of credit and expires in July 2008. Borrowings under the line of credit agreement are secured by cash, cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit.

In November 2007, the Company acquired Optimost LLC (“Optimost”), a provider of software and services for Website optimization. In connection with the acquisition, Interwoven paid approximately $52.0 million in cash for all of the issued and outstanding membership units of Optimost and vested options to purchase Optimost membership units, and Interwoven assumed all of the outstanding unvested options to purchase Optimost membership units.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERWOVEN, INC.

By:	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer

Date: December 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Cowan Joseph L. Cowan	Chief Executive Officer	December 14, 2007

/s/ John E. Calonico, Jr. John E. Calonico, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2007

/s/ Bob L. Corey Bob L. Corey	Chairman of the Board of Directors	December 14, 2007

/s/ Charles M. Boesenberg Charles M. Boesenberg	Director	December 14, 2007

/s/ Ronald E.F. Codd Ronald E.F. Codd	Director	December 14, 2007

/s/ Frank J. Fanzilli, Jr. Frank J. Fanzilli, Jr.	Director	December 14, 2007

/s/ Roger J. Sippl Roger J. Sippl	Director	December 14, 2007

/s/ Thomas L. Thomas Thomas L. Thomas	Director	December 14, 2007

INTERWOVEN, INC.

EXHIBITS TO FORM 10-K ANNUAL REPORT
For the year ended December 31, 2006

			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

2.01		Agreement and Plan of Merger, dated October 17, 2007, by and among Registrant, Broadway Merger LLC, Optimost LLC and Mark Wachen, as representative	8-K	10/22/07	2.1
3.01		Registrant’s Fourth Amended and Restated Certificate of Incorporation	S-8	11/19/03	4.08
3.02		Registrant’s Amended and Restated Bylaws	8-K	4/25/07	3.01
4.01		Form of Certificate for Registrant’s common stock	S-1	09/23/99	4.01
10.01		Form of Indemnity Agreement between Registrant and each of its directors and executive officers				X
10	.02*	1996 Stock Option Plan and related agreements	S-1	07/27/99	10.02
10	.03*	1998 Stock Option Plan and related agreements	S-1	07/27/99	10.03
10	.04*	1999 Equity Incentive Plan	10-Q	8/8/06	10.01
10	.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan	10-Q	8/8/06	10.02
10	.06*	1999 Employee Stock Purchase Plan				X
10	.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1	09/03/99	10.05
10	.08*	2000 Stock Incentive Plan	10-Q	8/8/06	10.03
10	.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan	10-Q	8/8/06	10.04
10	.10*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under iManage, Inc. 1997 Stock Option Plan	S-8	11/19/03	4.02
10	.11*	iManage, Inc. 2000 Non-Officer Stock Option Plan and related forms of stock option and option exercise agreements	S-8	11/19/03	4.03
10	.12*	2003 Acquisition Plan	S-8	11/19/03	4.07
10	.13*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2003 Acquisition Plan	10-K	3/13/06	10.13
10	.14*	Form of Notice of Stock Option Acceleration and Share Restrictions	10-K	3/13/06	10.14
10	.15*	Regional Prototype Profit Sharing Plan and Trust/Account Standard Plan Adoption Agreement AA #001	S-1	07/27/99	10.06
10	.16*	Employment Agreement between Registrant and Scipio M. Carnecchia				X
10	.17*	Employment Agreement between Registrant and John E. Calonico, Jr.				X
10	.18*	Separation Agreement and Release between Registrant and Martin W. Brauns	10-K	03/13/06	10.19
10	.19*	Offer Letter, dated March 16, 2007, between Registrant and Joseph L. Cowan	8-K	04/02/07	10.1
10	.20*†	2007 Executive Officer Incentive Bonus Plan				X
10	.21*†	2007 Compensation Plan for Scipio M. Carnecchia				X
10	.22*†	2007 Compensation Plan for Steven J. Martello				X
10.23		Lease, dated December 20, 2006, by and between Registrant and Silicon Valley CA-I, LLC	8-K	12/22/06	10.1

		Incorporated by Reference			Filed
Number	Exhibit Title	Form	Date	Number	Herewith

10.24	First Amendment to Lease, dated January 12, 2007, by and between Registrant and Silicon Valley CA-I, LLC				X
10.25	Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	(1)	(1)	(1)
10.26	First Amendment to Lease dated November 12, 2003 between iManage, Inc. and 303 Wacker Realty LLC	10-K	03/15/05	10.27
10.27	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002	(2)	(2)	(2)
21.01	Subsidiaries of the Registrant				X
23.01	Consent of Independent Registered Public Accounting Firm				X
23.02	Consent of Independent Registered Public Accounting Firm				X
31.01	Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer				X
31.02	Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer				X
32.01	Section 1350 certification of Chief Executive Officer				X
32.02	Section 1350 certification of the Chief Financial Officer				X

(1)	Incorporated by reference to Exhibit 10.18 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 26, 2003.

(2)	Incorporated by reference to Exhibit 10.13 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 29, 2002.

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.