Form 10-Q
period 2007-03-31
INTERWOVEN INC
filed 2007-12-14
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-27389
INTERWOVEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0523543
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
160 East Tasman Drive
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
Yes ☐                     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock, $0.001 par value per share	45,284,000 shares

INTERWOVEN, INC.

EXPLANATORY NOTE
     On January 30, 2007, we announced that the Audit Committee of the Board of Directors was conducting a voluntary review of our historical stock option granting practices and related accounting. Following the conclusion of the Audit Committee review, and with the concurrence of management and the Audit Committee, we determined that we should have recognized approximately $31.5 million in pre-tax, non-cash stock-based compensation expense and previously unrecorded adjustments which were deemed to be not material during the years ended December 31, 1999 through 2005 that was not accounted for in our previously filed consolidated financial statements. Therefore, in our Annual Report on Form 10-K for the year ended December 31, 2006, we restated the financial information for each of the years ended December 31, 2002, 2003, 2004 and 2005, each of the quarters in 2005 and the balance sheet for the first three quarters of 2006. None of the information in this Quarterly Report on Form 10-Q is restated, although the filing of this report was delayed pending the completion and filing of the Annual Report on Form 10-K for the year ended December 31, 2006.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERWOVEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$73,622	$74,119
Short-term investments	114,722	102,342
Accounts receivable, net	32,757	34,492
Prepaid expenses and other current assets	5,372	5,371

Total current assets	226,473	216,324
Property and equipment, net	6,615	4,815
Goodwill	190,735	190,935
Other intangible assets, net	8,601	10,655
Other assets	3,321	3,558

Total assets	$435,745	$426,287

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$2,336	$1,897
Accrued liabilities	28,573	31,684
Restructuring and excess facilities accrual	3,826	5,132
Deferred revenues	61,776	57,317

Total current liabilities	96,511	96,030
Accrued liabilities	2,880	2,733
Restructuring and excess facilities accrual, less current portion	3,112	3,564

Total liabilities	102,503	102,327

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 125,000 shares authorized; 44,781 and 44,417 shares issued and outstanding, respectively	45	44
Additional paid-in capital	759,420	754,904
Accumulated other comprehensive income (loss)	1	(36)
Accumulated deficit	(426,224)	(430,952)

Total stockholders’ equity	333,242	323,960

Total liabilities and stockholders’ equity	$435,745	$426,287

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
License	$19,614	$17,569
Support and service	33,102	28,889

Total revenues	52,716	46,458

Cost of revenues:
License	1,960	4,172
Support and service	13,192	11,857

Total cost of revenues	15,152	16,029

Gross profit	37,564	30,429

Operating expenses:
Sales and marketing	19,804	18,401
Research and development	9,061	8,554
General and administrative	4,959	5,260
Amortization of intangible assets	828	828
Restructuring and excess facilities charges (recoveries)	3	(337)

Total operating expenses	34,655	32,706

Income (loss) from operations	2,909	(2,277)
Interest income and other, net	2,492	1,274

Income (loss) before provision for income taxes	5,401	(1,003)
Provision for income taxes	673	440

Net income (loss)	$4,728	$(1,443)

Basic net income (loss) per common share	$0.11	$(0.03)

Shares used in computing basic net income (loss) per common share	44,636	42,430

Diluted net income (loss) per common share	$0.10	$(0.03)

Shares used in computing diluted net income (loss) per common share	46,460	42,430

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,728	$(1,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	787	908
Stock-based compensation expense	921	854
Amortization of intangible assets and purchased technology	2,054	4,325
Change in allowance for doubtful accounts and sales returns	(59)	(43)
Changes in operating assets and liabilities:
Accounts receivable	1,794	759
Prepaid expenses and other assets	(97)	(70)
Accounts payable and accrued liabilities	(2,325)	1,579
Restructuring and excess facilities accrual	(1,758)	(2,157)
Deferred revenues	4,459	3,166

Net cash provided by operating activities	10,504	7,878

Cash flows from investing activities:
Purchases of property and equipment	(2,587)	(865)
Purchases of investments	(23,277)	(49,879)
Maturities of investments	11,266	30,770
Acquisition of technology	—	(1,590)

Net cash used in investing activities	(14,598)	(21,564)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,596	491

Net cash provided by financing activities	3,596	491

Effect of exchange rate changes on cash and cash equivalents	1	(157)

Net decrease in cash and cash equivalents	(497)	(13,352)
Cash and cash equivalents at beginning of period	74,119	73,618

Cash and cash equivalents at end of period	$73,622	$60,266

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business and Summary of Significant Accounting Policies
     Description of Business
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
     Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the entire year or for any other period.
     The consolidated balance sheet as of December 31, 2006 has been derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Such disclosures are contained in the Company’s Annual Report on Form 10-K.
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period.  The resulting income or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in stockholders’ equity.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company recorded an unrealized income (loss) due to foreign currency translation of $1,000 and $(157,000) for the three months ended March 31, 2007 and 2006, respectively.
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
     The Company’s short-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, United States government agency securities and certificate of deposits. Realized gains and losses are calculated using the specific identification method. There were no realized gains or losses for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, unrealized gains totaled $36,000 and $15,000, respectively. Unrealized gains are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.
     Allowance for Doubtful Accounts
     The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At March 31, 2007 and December 31, 2006, the Company’s allowance for doubtful accounts was $459,000 and $449,000, respectively.
     Allowance for Sales Returns
     The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The accumulated allowance for sales returns is reflected as a reduction from accounts receivable. The Company analyzes its revenue transactions, customer software installation patterns, historical return patterns, current economic trends and customer payment terms when evaluating the adequacy of the allowance for sales returns. At March 31, 2007 and December 31, 2006, the Company’s allowance for sales returns was $273,000 and $342,000, respectively.
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
     The Company derived a significant portion of total revenues for the three months ended March 31, 2007 and 2006 from its Web content management and collaborative document management products and services. The Company expects that these products will continue to account for a significant portion of its total revenues in future periods.
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
     At March 31, 2007 and December 31, 2006, the notional equivalent of forward foreign currency contracts aggregated $13.3 million and $10.2 million, respectively. The fair value of the liability associated with forward foreign currency contracts recognized in the consolidated financial statements as of March 31, 2007 and 2006 were $39,000 and $11,000, respectively. The forward contracts outstanding as of March 31, 2007 expired in April 2007.
     Stock-based Compensation
     In accordance with the SFAS No. 123R, Share-Based Payment, the Company measured all share-based payments to employees, including grants of employee stock options and restricted stock units, using a fair value-based method and accounted for stock-based compensation in the Company’s condensed consolidated statements of operations.
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
     The effective tax rate for the three months ended March 31, 2007 was 13% compared with (44)% for the same period in 2006. This change in the effective rate was primarily due to the effect of income taxes and foreign withholding taxes associated with the increase in income before income taxes. Additionally, the provision for income taxes for the three months ended March 31, 2007 was impacted by the utilization of net operating losses from acquired entities, the benefits of which was recorded to goodwill.
     On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FAS Statement No. 109. This interpretation prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires the Company to determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.
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

     The Company has an unrecognized tax benefit of approximately $2.6 million which did not change significantly during the three months ended March 31, 2007. The unrecognized tax benefit is exclusive of accrued interest and penalties. Of these unrecognized tax benefits, $2.6 million would reduce the effective tax rate upon recognition. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is zero. The application of FIN No. 48 would have resulted in an increase in accumulated deficit of $1.4 million except that the change was fully offset by the application of a valuation allowance. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
     The Company continues its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company had $41,000 accrued for interest and had no accrued penalties as of March 31, 2007.
     The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit by the Internal Revenue Service and state jurisdictions. The Company is subject to examination in various foreign jurisdictions, for which it believes it has established adequate reserves.
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
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$4,728	$(1,443)

Weighted-average shares used in computing basic net income (loss) per common share	44,636	42,430
Dilutive common equivalent shares from stock compensation plans	1,824	—

Weighed-average shares used in computing diluted net income (loss) per common share	46,460	42,430

Basic net income (loss) per common share	$0.11	$(0.03)

Diluted net income (loss) per common share	$0.10	$(0.03)

     For periods ended March 31, 2007 and 2006, 4.7 million and 8.5 million stock options, respectively, were anti-dilutive and excluded from the diluted net income (loss) per share calculation due to either the exercise price being greater than the average fair market value of the common stock during the period or due to the Company’s net loss in the period.

Note 3. Comprehensive Income (Loss)
     Comprehensive income (loss) refers to gains and losses that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from operations. For the three months ended March 31, 2007 and 2006, the components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income (loss)	$4,728	$(1,443)
Other comprehensive income (loss):
Translation adjustment*	1	(157)
Unrealized gain on available-for-sale investments*	36	15

Comprehensive income (loss)	$4,765	$(1,585)

     Accumulated other comprehensive income (loss) as of March 31, 2007 and December 31, 2006 consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Unrealized loss on available-for-sale investments *	$(50)	$(86)
Cumulative translation adjustment *	51	50

	$1	$(36)

*	The tax effect on translation adjustments and unrealized gain (loss) has not been significant.
Note 4. Stock-Based Compensation
     The Company accounts for share-based payments under SFAS No. 123R. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options and restricted stock units, using a fair value-based method, and requires the recording of such expense in the Company’s consolidated statements of operations.
     Summary of Assumptions
     The fair value of each equity compensation award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the use of certain assumptions. The assumptions used by the Company are noted below.
     Valuation and Amortization Method. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. For options granted prior to January 1, 2006, the Company estimated the fair value granted using the Black-Scholes option valuation model and a multiple option award approach. The fair value for these options is amortized on an accelerated basis. For options granted on or after January 1, 2006, the Company estimated the fair value using the Black-Scholes option valuation model and a single option award approach. The fair value for these options is amortized on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. The Company amortizes the value of restricted stock units on a straight-line basis over the vesting period.
     Expected Life. The expected life of options granted represents the period of time that they are expected to be outstanding. The Company estimated the expected life of options granted based on the Company’s history of option grants, exercises and cancellations. For options granted prior to January 1, 2006, the Company used tranche-specific assumptions with estimated expected lives for each of the four separate tranches. For options granted on or after January 1, 2006, the Company derived an average single expected life.
     Expected Volatility. The Company estimated the volatility based on historical prices of the Company’s common stock over the expected life of each option. For options granted prior to January 1, 2006, the Company used different volatility for each of the four separate tranches based on the expected life for each tranche. For options granted on or after January 1, 2006, the Company calculated the historical volatility over the expected life of the options.
     Risk-Free Interest Rates. The risk-free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options.

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
     The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected life from grant date of option (in years)	3.3	3.3
Risk-free interest rate	4.5%-4.8%	4.4%-4.7%
Expected dividend yield	0.0%	0.0%
Expected volatility	36.5%-37.2%	57.1%-59.5%
Weighted average expected volatility	37.1%	49.1%
     The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected life from grant date of ESPP (in years)	0.5	0.5
Risk-free interest rate	5.1%	4.8%
Expected dividend yield	0.0%	0.0%
Expected and average expected volatility	29.4%	29.7%
     The following table summarizes the stock-based compensation expense for stock options, restricted stock units and awards granted under the ESPP that the Company recorded in accordance with SFAS No. 123R for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cost of revenues	$148	$200
Sales and marketing	415	378
Research and development	235	202
General and administrative	123	74

Total stock-based compensation expense	$921	$854

Note 5. Goodwill and Intangible Assets
     The carrying amount of goodwill and other intangible assets as of March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$44,103	$(39,185)	$4,918	$44,103	$(38,119)	$5,984
Patents and patent applications	4,506	(4,476)	30	4,506	(4,447)	59
Customer list	12,831	(10,413)	2,418	12,831	(9,584)	3,247
Non-compete agreements	9,009	(7,774)	1,235	9,009	(7,644)	1,365

Other intangible assets	$70,449	$(61,848)	8,601	$70,449	$(59,794)	10,655

Goodwill			190,735			190,935

			$199,336			$201,590

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 24 and 48 months. The weighted average life for purchased technology, patents, customer list, existing contract and non-compete agreements is 3.1 years, 3.1 years, 3.9 years, 3.0 years and 2.5 years, respectively. The aggregate amortization expense of intangible assets was $2.1 million and $4.3 million for three months ended March 31, 2007 and 2006, respectively. Of the $2.1 million of amortization of intangible assets recorded in the three months ended March 31, 2007, $1.2 million was recorded in cost of license revenues and $828,000 was recorded in operating expenses. Of the $4.3 million of amortization of intangible assets recorded in the three months ended March 31, 2006, $3.5 million was recorded in cost of license revenues and $828,000 was recorded in operating expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $5.2 million in the remaining nine months of 2007, $2.9 million in 2008 and $445,000 in 2009.
     The decrease of $200,000 in goodwill in the three months ended March 31, 2007 was due to the utilization of net operating losses of an acquired company.
Note 6. Restructuring and Excess Facilities
     At various times since 2001, the Company implemented a series of restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.
     Workforce Reductions
     In the three months ended March 31, 2006, certain outstanding matters associated with an employee termination were resolved and, accordingly, the Company reversed $15,000 of the previously recorded restructuring accrual related to litigation exposure and expected legal costs. The Company has resolved all the matters relating to workforce reductions in the three months ended June 30, 2006. Accordingly, no accrual for workforce reductions exists as of March 31, 2007.
     Excess Facilities
     Restructuring and excess facilities charges for the three months ended March 31, 2007 and 2006 includes $13,000 and $55,000, respectively, associated with the accretion of discounted future lease payments for facilities leases.
     At March 31, 2007 the Company had $6.9 million accrued for excess facilities, which is payable through 2010. This accrual includes minimum lease payments of $7.9 million and estimated operating expenses of $1.5 million offset by estimated sublease income of $2.5 million and the present value discount of $11,000. The facilities costs were estimated as of March 31, 2007. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. Those facilities that are not subleased are being marketed for sublease and are currently unoccupied. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could materially affect the Company’s consolidated financial condition and results of operations.
     The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

Excess
Years Ending December 31,	Facilities
2007 (remaining nine months)	$3,445
2008	1,528
2009	1,080
2010	896

6,949
Present value discount of future lease payments	(11)

$6,938

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

Balance at December 31, 2006	$8,696
Restructuring and excess facilities recoveries	(10)
Accretion of restructuring obligations to present value	13
Cash payments	(1,761)

Balance at March 31, 2007	$6,938

Note 7. Borrowings
     The Company entered into a line of credit agreement with a financial institution, which was amended in July 2006. The amended line of credit provides for borrowings up to $13.0 million. Borrowings under the line of credit agreement are secured by cash, cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 8.25% at March 31, 2007, or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At March 31, 2007 and December 31, 2006, there were no borrowings under this line of credit agreement.
Note 8. Guarantees
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
     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of March 31, 2007, the Company does not have or require an accrual for product or service warranties.

     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at March 31, 2007.
Note 9. Interest Income and Other, Net
     Interest income and other consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Interest income	$2,153	$1,335
Foreign currency loss	(94)	(14)
Other	433	(47)

	$2,492	$1,274

     For the three months ended March 31, 2007, other included the receipt of $472,000 from amounts held in escrow related to the settlement of certain claims associated with the acquisition of Scrittura, Inc.
Note 10. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for years beginning after November 15, 2007 and interim periods within those years.  The Company is currently evaluating the effect, if any, the adoption of SFAS No. 157 would have on its consolidated results of operations, financial position and cash flows.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 159 would have on its consolidated results of operations, financial position and cash flows.
Note 11. Commitments and Contingencies
     Contractual Obligations
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

     Future minimum lease payments under non-cancelable operating leases, as of March 31, 2007, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments
2007 (remaining nine months)	$5,723	$3,647	$9,370
2008	4,363	1,973	6,336
2009	2,729	1,258	3,987
2010	2,671	1,049	3,720
2011	2,825	—	2,825
After 2011	10,070	—	10,070

	$28,381	$7,927	$36,308

     At March 31, 2007, the Company had $12.4 million outstanding under standby letters of credit with financial institutions, which are secured by cash, cash equivalents and investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.
     Litigation
     Beginning in 2001, the Company and certain of its officers and directors and certain investment banking firms were named as defendants in a securities class action lawsuit brought in the Southern District of New York. This case is one of several hundred similar cases that have been consolidated into a single action in that court. The case alleges misstatements and omissions concerning underwriting practices in connection with the Company’s public offerings. The plaintiff seeks damages in an unspecified amount. In October 2002, the Company’s officers were dismissed without prejudice as defendants in the lawsuit. In February 2003, the District Court denied a motion to dismiss by all parties. Although the Company believes that the plaintiffs’ claims have no merit, in July 2003, the Company decided to participate in a proposed settlement to avoid the cost and distraction of continued litigation. A settlement proposal was preliminarily approved by the District Court. However, in December 2006, the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties. In August 2007, plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. In November 2007, defendants in the focus cases filed a motion to dismiss the complaint for failure to state a claim. All matters in the case, including any settlement proposal, await determination of this motion to dismiss and any motion by plaintiffs to certify a newly defined class. If a new complaint is filed against the Company, the Company would continue to defend itself vigorously. Any liability the Company incurs in connection with this lawsuit could materially harm its business and financial position and, even if it defends itself successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm its results. In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. Bank of America Corp., No.07-1585, alleging that the underwriters of the Company’s initial public offering violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits in amounts to be proven at trial from the underwriters. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.
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
Note 12. Significant Customer Information and Segment Reporting
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
     The following table presents geographic information (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
United States of America	$33,826	$30,245
United Kingdom	8,246	5,273
Other geographies	10,644	10,940

	$52,716	$46,458

	March 31,	December 31,
	2007	2006
Long-lived assets (excluding goodwill and intangible assets):
United States of America	$4,879	$3,083
International	1,736	1,732

	$6,615	$4,815

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

	Three Months Ended
	March 31,
	2007	2006
License	$19,614	$17,569
Customer support	23,244	20,926
Consulting	8,733	6,743
Training	1,125	1,220

	$52,716	$46,458

     No customer accounted for more than 10% of the total revenues for the three months ended March 31, 2007 and 2006. At March 31, 2007 and December 31, 2006, no single customer accounted for more than 10% of the outstanding accounts receivable.
Note 13. Subsequent Events
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
     Because our products are complex and involve a consultative sales model, our strategy is to market and sell our products and services primarily through a direct sales force. We look to augment those efforts through relationships with technology vendors, professional services firms, systems integrators and other strategic partners, which assist our direct sales force in obtaining customer leads and referrals. Approximately 70% of our new customer license orders for the three months ended March 31, 2007 were influenced by or co-sold with our strategic partners and resellers. In general, these partners and resellers perform the installation and integration, consulting and other services for the enterprises to which they influence the sale of or resell our products, and we are not engaged by their customers for these services.

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
     In the rapidly changing and increasingly complex and competitive information technology environment, we believe product differentiation will be a key to market leadership. Thus, our strategy is to continually work to enhance and extend the features and functionality of our existing products and develop new and innovative solutions for our customers. We have in the past and expect to continue to devote substantial resources to our research and development activities. As a percentage of total revenues, research and development expenses were 17% and 18% for the quarters ended March 31, 2007 and 2006, respectively.
     Throughout 2007, we have incurred significant accounting, legal and other expenses relating to the Audit Committee’s review of our historical stock option grant procedures and related accounting. These expenses have significantly increased our general and administrative expenses in 2007 when compared to prior years.
     We recorded income (loss) from operations of $2.9 million and $(2.3) million for the quarters ended March 31, 2007 and 2006, respectively. We are focused on improving our operating margins by increasing our revenues and actively managing our expenses through improved productivity and utilization of economies of scale. As a significant portion of our expenses are employee-related, we manage our headcount from period to period. We had 779 employees worldwide at March 31, 2007 versus 764 employees at March 31, 2006. We also look to improve our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. Additionally, we pay close attention to other costs, including facilities and related expense, professional fees and promotional expenses, which are each significant components of our expense structure. While we have been carefully managing our costs and expenses relating to the operation of our business, our general and administrative expenses have increased significantly during 2007 as compared to 2006 as we have incurred significant accounting, legal and other expenses relating to the Audit Committee’s review of our historical stock option grant procedures and related accounting throughout 2007.
     Our acquisition strategy is an important element of our overall business strategy. We seek to identify acquisition opportunities that will enhance the features and functionality of our existing products, provide new products and technologies to sell to our installed base of customers, acquire additional customers that we can sell our existing products, or enter adjacent markets. In evaluating these opportunities, we consider, among other items, both time to market of the technologies or products to be acquired and potential market share gains. We have completed a number of acquisitions in the past, and we may acquire other technologies, products and companies in the future. In recent years, we have added through acquisition products and solutions with digital asset management, collaborative document management, records management, content publishing, Web optimization and capital markets vertical market capabilities. The results of operations of these business combinations have been included prospectively from the closing dates of these transactions.
     Subsequent Events
     We entered into an operating lease for our new headquarters facility in December 2006 and took possession of the new headquarters facility in March 2007, whereupon we began construction of tenant improvements and moved into the new facility in July 2007. In accordance with Financial Accounting Standards Board Staff Position No. 13-1, Accounting for Rental Costs incurred during a Construction Period, we incurred additional rent expense of approximately $758,000 in the first seven months of 2007 while we were constructing tenant improvements on our new facility, which amount was in addition to the rent due on our former headquarters facility. We made tenant improvement to our new facility of approximately $9.3 million. We also incurred moving costs of approximately $279,000 in 2007.
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
     In November 2007, we acquired Optimost LLC (“Optimost”), a provider of software and services for Website optimization. In connection with the acquisition, we paid approximately $52.0 million in cash for all of the issued and outstanding membership units of Optimost and vested options to purchase Optimost membership units, and we assumed all of the outstanding unvested options to purchase Optimost membership units.
Results of Operations
Revenues
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands, except percentages)
License	$19,614	$17,569	12%
Percentage of total revenues	37%	38%

Support and service	33,102	28,889	15%
Percentage of total revenues	63%	62%

	$52,716	$46,458	13%

     Total revenues increased 13% to $52.7 million for the three months ended March 31, 2007 from $46.5 million for the three months ended March 31, 2006. We believe that the increase in revenues was attributable to higher revenues from license, customer support and consulting services in all our geographic regions. Revenue outside of the United States of America represented 36% and 35% of our total revenues for the three months ended March 31, 2007 and 2006, respectively.
     License. License revenues increased 12% to $19.6 million for the three months ended March 31, 2007 from $17.6 million for the three months ended March 31, 2006. We believe that the increase in license revenues for 2007 over 2006 was primarily due to higher license revenues from sales in most of our geographic regions, in particular United States and Europe. Our average selling prices were $179,000 and $146,000 for the three months ended March 31, 2007 and 2006, respectively, for transactions in excess of $50,000 in aggregate license revenues. For the three months ended March 31, 2007, we had two individual license transactions in excess of $1.0 million and no such transaction for the same period in 2006. License revenues represented 37% and 38% of total revenues for the three months March 31, 2007 and 2006, respectively.
     Support and Service. Support and service revenues increased 15% to $33.1 million for the three months ended March 31, 2007, from $28.9 million for the three months ended March 31, 2006. The increase in support and service revenues was primarily the result of a $2.3 million increase in customer support revenues from a larger installed base of customers and additional orders from our existing customers and a $1.9 million increase in consulting revenues primarily related to increased sales of software licenses. Support and service revenues accounted for 63% and 62% of total revenues for the three months ended March 31, 2007 and 2006, respectively. Our support renewal rates have not fluctuated significantly during these periods.
     To the extent that our license revenues decline in the future, our support and service revenues may also decline. Specifically, a decline in license revenues may result in fewer consulting engagements. Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also reduce customer support revenues. However, since customer support revenues are recognized over the duration of the support contract, the impact will not be experienced for up to several months after any decline in license revenues, if at all. In the future, customer support revenues may also be adversely impacted if customers fail to renew their support agreements or reduce the license software quantity under their support agreements.

Cost of Revenues

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands, except percentages)
License	$1,960	$4,172	(53)%
Percentage of total revenues	4%	9%
Percentage of license revenues	10%	24%

Support and service	13,192	11,857	11%
Percentage of total revenues	25%	26%
Percentage of support and service revenues	40%	41%

	$15,152	$16,029	(5)%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues decreased 53% to $2.0 million in the three months ended March 31, 2007 from $4.2 million for the same period in 2006. Cost of license revenues represented 4% and 9% of total revenues and 10% and 24% of total license revenues for the three months ended March 31, 2007 and 2006, respectively. The decrease in cost of license revenues in absolute dollars and as a percentage of license revenues for the three months ended March 31, 2007 from the same period in 2006 was primarily due to a reduction in the amortization of certain purchased technology associated with acquisitions, which have become fully amortized.
     Based solely on acquisitions completed through the three months ended March 31, 2007 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $3.1 million for the remaining nine months of 2007, $2.6 million in 2008 and $445,000 for 2009. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded in our software are under fixed-fee arrangements. Further, the acquisition of Optimost in November 2007 will increase the amortization of purchased technology.
     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with delivering product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 11% to $13.2 million in the three months ended March 31, 2007 from $11.9 million for the same period in 2006. The increase in cost of support and service revenues in the three months ended March 31, 2007 from the same period in 2006 was due primarily to higher subcontractor fees of $681,000 as a result of the increased usage of outside consulting firms to supplement our current services capacity and higher personnel related costs of $570,000 mainly due to salary increases and higher incentive compensation. Cost of support and service revenues represented 40% and 41% of support and service revenues for the three months ended March 31, 2007 and 2006, respectively. Support and service headcount was 208 and 217 at March 31, 2007 and 2006, respectively.
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

Operating Expenses
     Sales and Marketing

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands, except percentages)
Sales and marketing	$19,804	$18,401	8%
Percentage of total revenues	38%	40%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expense increased 8% to $19.8 million for the three months ended March 31, 2007 from $18.4 million for the three months ended March 31, 2006. The increase in sales and marketing expense in the three months ended March 31, 2007 from the same period in 2006 was due primarily to a $1.2 million increase in personnel costs due to higher incentive compensation and a $486,000 increase in marketing program spending offset by a $139,000 decrease in travel expenses. Sales and marketing expense represented 38% and 40% of total revenues in the three months ended March 31, 2007 and 2006, respectively. The decline in sales and marketing expense as a percentage of total revenues is due to higher total revenues. Sales and marketing headcount was 240 at March 31, 2007 and 2006.
     We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.
     Research and Development

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands, except percentages)
Research and development	$9,061	$8,554	6%
Percentage of total revenues	17%	18%
     Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expense increased 6% to $9.1 million in the three months ended March 31, 2007 from $8.6 million for the three months ended March 31, 2006. The increase in the three months ended March 31, 2007 from the same period in 2006 was primarily due to a $315,000 increase in personnel-related costs associated with additional staffing in our development operation in Bangalore, India. Research and development expense was 17% and 18% of total revenues in the three months ended March 31, 2007 and 2006, respectively. Research and development headcount was 234 and 217 at March 31, 2007 and 2006, respectively. The increase in headcount was due to additional staffing in our development operation in Bangalore, India. Although we expect to increase research and development staffing, particularly at our development operation in Bangalore, India, we expect research and development expenses in 2007 will decline slightly as a percentage of total revenues when compared to 2006 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.
     General and Administrative

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands, except percentages)
General and administrative	$4,959	$5,260	(6)%
Percentage of total revenues	9%	11%
     General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expense decreased

6% to $5.0 million for the three months ended March 31, 2007 from $5.3 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, we incurred $1.1 million in accounting and legal expenses relating to our voluntary review of historical stock option grant procedures. Also in the quarter, we incurred additional rent expense of $142,000 associated with our new corporate headquarters while we are in the process of completing tenant improvements. We occupied the new headquarters in July 2007. For the three months ended March 31, 2006, we incurred $1.6 million in charges relating to the retirement of our Chief Executive Officer. General and administrative expense represented 9% and 11% of total revenues in the three months ended March 31, 2007 and 2006, respectively. General and administrative headcount was 97 and 90 at March 31, 2007 and 2006, respectively. We expect the general and administrative expenses will increase in 2007 when compared to 2006 due to the hiring of the new Chief Executive Officer. Further, in 2007, we incurred and expect to incur significant accounting and legal expense relating to the Audit Committee’s review of our historical stock option grant procedures and activity. In addition, we incurred additional rent expense associated with our new corporate office in the first seven months of 2007 and moving costs in the third quarter of 2007.
     Amortization of Intangible Assets

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands, except percentages)
Amortization of intangible assets	$828	$828	*
Percentage of total revenues	2%	2%

*	percentage not meaningful
     Amortization of intangible assets was $828,000 for the three months ended March 31, 2007 and 2006. Based on the intangible assets balance as of March 31, 2007, we expect amortization of intangible assets classified as operating expenses to be $2.1 million in the remaining nine months of 2007 and $308,000 in 2008. We expect to incur additional amortization expense associated with the acquisition of Optimost in November 2007 (which is not included in the above estimates) and may incur additional amortization expense to the extent we make additional acquisitions.
     Restructuring and Excess Facilities Charges (Recoveries)

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands, except percentages)
Restructuring and excess facilities recoveries	$3	$(337)	*
Percentage of total revenues	*	(1)%

*	percentage not meaningful
     During the three months ended March 31, 2007, we reversed $10,000 of the previously recorded restructuring accrual as a result of revisions to estimated operating expenses for certain of our previously abandoned facilities. We recorded $13,000 in the three months ended March 31, 2007 associated with the accretion of discounted future lease payments related to excess facilities.
     During the three months ended March 31, 2006, we reversed $377,000 of the previously recorded restructuring accruals as a result of revisions to estimated operating expenses for certain of our previously abandoned facilities. We also reversed $15,000 of the previously recorded restructuring accruals related to expected legal costs for previous employee termination matters. We recorded $55,000 in the three months ended March 31, 2006 associated with the accretion of discounted future lease payments related to excess facilities.
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

     Interest Income and Other, Net

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands, except percentages)
Interest income and other, net	$2,492	$1,274	96%
Percentage of total revenues	5%	3%
     Interest income and other is composed of interest earned on our cash, cash equivalents and short-term investments, foreign exchange transaction gains and losses and other income. Interest income and other was $2.5 million and $1.3 million for the three months ended March 31, 2007 and 2006, respectively. This increase was due primarily to higher interest rates on our cash and investments and the distribution to us of $472,000 from amounts held in escrow pending settlement of certain claims associated with our acquisition of Scrittura, Inc. as a result of the settlement of those claims.
     Provision for Income Taxes

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands, except percentages)
Provision for income taxes	$673	$440	53%
Percentage of total revenues	1%	1%
     We recorded an income tax provision of $673,000 and $440,000 for the three months ended March 31, 2007 and 2006, respectively. The income tax provisions for the three months ended March 31, 2007 and 2006 were comprised primarily of foreign income taxes and foreign withholding taxes, and also included a provision for federal alternative minimum and state income taxes. Additionally, the provision for the three months ended March 31, 2007 was impacted by the utilization of net operating losses, the benefit of which was recorded to goodwill.
     The effective tax rate for the three months ended March 31, 2007 was calculated based on the results of operations for the three months ended March 31, 2007 and does not reflect an annual effective tax rate. Since we cannot consistently predict our future operating income, or in which jurisdiction future operating income will be earned, we are not using an annual effective tax rate to apply to the operating income for the three-month period ended March 31, 2007.
     The effective tax rate for the three months ended March 31, 2007 was 13% compared with (44)% for the same period in 2006. This change in the effective rate was primarily due to the effect of income taxes and foreign withholding taxes associated with the increase in income before income taxes. Additionally, the provision for income taxes for the three months ended March 31, 2007 was impacted by the utilization of net operating losses, the benefit of which was recorded to goodwill.
     We adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48 on January 1, 2007. We have an unrecognized tax benefit of approximately $2.6 million which did not change significantly during the three months ended March 31, 2007. The unrecognized tax benefit is exclusive of accrued interest and penalties. Of these unrecognized tax benefits, $2.6 million would reduce the effective tax rate upon recognition. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is zero. The application of FIN No. 48 would have resulted in an increase in accumulated deficit of $1.4 million except that the change was fully offset by the application of a valuation allowance. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. We historically classified unrecognized tax benefits in current tax payable. As a result of adoption of FIN No. 48, the unrecognized tax benefits were reclassified to long-term income taxes payables.
     We continue our practice of recognizing interest and penalties related to income tax matters in income tax expense. We had $41,000 accrued for interest and had no accrued penalties as of March 31, 2007.
     We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are not currently under audit by the Internal Revenue Service and state jurisdictions. We are subject to examination in various foreign jurisdictions, for which we believe we have established adequate reserves. In our significant jurisdictions, the 1998 to 2006 tax years remain subject to examination by the appropriate governmental agencies.

     We have a valuation allowance against the full amount of our net deferred tax asset. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. Additionally, while we have net operating loss carryforwards, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that we may utilize in any one year include, but are not limited to, a cumulative ownership change as defined under Section 382 of the Internal Revenue Code. Additionally, net operating losses and credits related to companies that we have acquired or may acquire in the future may be subject to similar limitations.
Liquidity and Capital Resources

	March 31,	December 31,
	2007	2006
	(in thousands)
Cash, cash equivalents and short-term investments	$188,344	$176,461
Working capital	$129,962	$120,294
Stockholders’ equity	$333,242	$323,960
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
     A number of non-cash items were charged to expense in three months ended March 31, 2007 and 2006. These items include depreciation and amortization of property and equipment and intangible assets and stock-based compensation. Although these non-cash items may increase or decrease in amount and, therefore, cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.
     Cash provided by operating activities for the three months ended March 31, 2007 was $10.5 million, representing an improvement of $2.6 million from the same period in 2006. This change was primarily the result of improved operating results, after adjusting for non-cash expense, increase in deferred revenues, decrease in accounts receivable offset by decrease in accounts payable and accrued liabilities and payments to reduce the restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $1.8 million. Our days sales outstanding in accounts receivable (“days outstanding”) were 56 days and 59 days at March 31, 2007 and December 31, 2006, respectively. Deferred revenues increased primarily due to increased customer support contracts related to sales of software licenses.
     Cash provided by operating activities for the three months ended March 31, 2006 was $7.9 million and primarily resulted from our net loss, after adjustments for non-cash expenses and cash collections of accounts receivable, increases in accounts payable, accrued liabilities and deferred revenues, offset by payments to reduce our restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $1.8 million in the three months ended March 31, 2006. Our days outstanding in accounts receivable were 60 days at March 31, 2006.
     Cash used in investing activities was $14.6 million for the three months ended March 31, 2007. This resulted from net payments for short-term investments of $12.0 million, comprised of $23.3 million to purchase investment securities offset by $11.3 million of proceeds from the maturity of investments, and $2.6 million to purchase property and equipment.
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

     Cash provided from financing activities was $3.6 million and $491,000 for the three months ended March 31, 2007 and 2006, respectively, and consists primarily of cash received from the exercise of common stock options and shares issued under our employee stock purchase plan.
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
     Bank Borrowings. We have a $13.0 million line of credit available to us at March 31, 2007, which is secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under our line of credit. This line of credit agreement expired in July 2007 and we have entered into a new line of credit with the same financial institution. This new line of credit agreement provided up to $13.0 million until September 30, 2007 and up to $7.0 million until July 31, 2008. The line of credit primarily serves as collateral for letters of credit required by our facilities leases. There were no outstanding borrowings under this line of credit as of March 31, 2007.

     Facilities. We lease facilities under operating lease agreements that expire at various dates through 2016. As of March 31, 2007, minimum cash payments due under operating lease obligations for our occupied and excess facilities totaled $36.3 million. The following table presents our prospective future lease payments under these agreements as of March 31, 2007, which include estimated operating expenses offset by estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Total
2007 (remaining nine months)	$5,723	$3,647	$730	$528	$3,445	$9,168
2008	4,363	1,973	802	357	1,528	5,891
2009	2,729	1,258	523	345	1,080	3,809
2010	2,671	1,049	452	299	896	3,567
2011	2,825	—	—	—	—	2,825
Thereafter	10,070	—	—	—	—	10,070

	$28,381	$7,927	$2,507	$1,529	6,949	$35,330

Present value discount of future lease payments					(11)

Obligations for excess facilities as of March 31, 2007					$6,938

     Our total lease commitment for our occupied facilities of $28.4 million includes a total of $12.7 million operating lease payments associated with our new headquarters in San Jose, California over the term of the lease. The lease will commence August 1, 2007 and will expire on July 31, 2014.
     Some of our lease agreements contain clauses which require us to restore occupied leased premises to their original shape and condition. We may or may not incur costs to fulfill the obligation in accordance with the terms of our lease agreements.
     The restructuring and excess facilities accrual at March 31, 2007 includes minimum lease payments of $7.9 million and estimated operating expenses of $1.5 million offset by estimated sublease income of $2.5 million and the present value discount of $11,000. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third-party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At March 31, 2007, we had $12.4 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments.
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

Off-Balance Sheet Arrangements
     We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
     We have entered into operating leases for most domestic and international offices in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of March 31, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2016. Rent expense under operating leases was $2.7 million and $2.6 million for the three months ended March 31, 2007 and 2006, respectively. Future minimum lease payments under our operating leases as of March 31, 2007 are detailed previously in “Liquidity and Capital Resources.”
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
Critical Accounting Policies and Estimates
     In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, income (loss) from operations and net income (loss), as well as on the value of certain assets and liabilities on our consolidated balance sheets. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments and make changes as deemed appropriate under the circumstances. We also discuss and review our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management in the preparation of our consolidated financial statements. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are of particular significance include:
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
     Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method, in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock options granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Since we elected to use the modified prospective transition method, the consolidated results of operations have not been restated for prior periods. At March 31, 2007, there was $7.3 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.8 years.
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
     In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We also review our net operating loss and credit carryforwards to assess the impact of statutory limitations. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. As of March 31, 2007, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would not be fully realized.
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
Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 10 Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item. 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We have no material changes to the quantitative and qualitative disclosures about market risk during the first quarter of 2007. Reference is made to our disclosures in Item 7A of our report on Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.
     The evaluation of our disclosure controls and procedures included a review of our processes and implementation and the effect on the information generated for use in this Quarterly Report on Form 10-Q. In the course of this evaluation, we sought to identify any significant deficiencies or material weaknesses in our disclosure controls and procedures, to determine whether we had identified any acts of fraud involving personnel who have a significant role in our disclosure controls and procedures, and to confirm that any necessary corrective action, including process improvements, was taken. This type of evaluation is done every quarter so that our conclusions concerning the effectiveness of these controls can be reported in the reports we file or submit under the Exchange Act. The overall goals of these evaluation activities are to monitor our disclosure controls and procedures and to make modifications as necessary. We intend to maintain these disclosure controls and procedures, modifying them as circumstances warrant.
     Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Consideration of the Restatement
     As discussed in the Explanatory Note to this Quarterly Report on Form 10-Q and in our consolidated financial statements included in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2006, we restated previously issued consolidated financial statements for each of the years ended from December 31, 1999 through 2005, each of the quarters in 2005 and the balance sheets for the first three quarters of 2006. The accounting errors that lead to these restatements arose from deficiencies in our historical stock option grant procedures that we identified as a result of a voluntary review of our historical stock option granting practices and related accounting issues undertaken by the Audit Committee of our board of directors. In connection with that review, we determined that our historical grant procedures were not adequately designed to ensure the proper accounting for option grants and the contemporaneous documentation of grants. The Audit Committee found these deficiencies occurred predominately during the period from 1999 through 2001.
     Beginning in 2001, we implemented improved procedures, processes and systems to provide additional safeguards and greater internal control over our stock option granting and administration. These improvements included issuing employee new hire, promotion and merit grants on the last trading day of each month. Also, prior to 2006, we implemented improvements to procedures, processes, and systems to provide additional safeguards and greater internal control over the stock option granting and administration functions. These improvements included:
•	Documenting and assessing the design and operation of internal controls;

•	Segregating responsibilities, adding reviews and reconciliations;

•	Upgrading systems that support the processes;

•	Providing training to the stock administration function; and

•	Identifying key controls, developing test plans, and testing controls in the stock option granting and administration function.
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
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Information with respect to this Item may be found under the caption “Litigation” in Note 11 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which information is incorporated into this Item by reference.
ITEM 1A. RISK FACTORS
Factors That May Impact Our Business
     We operate in a dynamic and rapidly changing business environment that involves many risks and uncertainties. In Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, we discussed the factors that could cause, or contribute to causing, actual results to differ materially from what we expect or from any historical patterns or trends. These risks include those that we consider to be significant to your decision whether to invest in our common stock at this time. There may be risks that you view differently than we do, and there are other risks and uncertainties that we do not presently know of or that we currently deem immaterial, but that may, in fact, harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose part or all of your investment. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006. You should consider carefully the following factors, in addition to other information in this Quarterly Report on Form 10-Q, in evaluating our business.
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
     We have incurred operating losses for most of our history. Although we have recently begun reporting net income, we had an accumulated deficit of $426.2 million as of March 31, 2007 ($418.0 million as of September 30, 2007). We must increase both our license and support and service revenues to sustain profitable operations and positive cash flows. If we are able to maintain profitability and positive cash flows, we cannot assure you that we can sustain or increase profitability or cash flows on a quarterly or annual basis in the future. Failure to achieve such financial performance would likely cause the price of our common stock to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.
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
     Our support and service revenues represented approximately 62%, 61% and 58% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively, 63% for the quarter ended March 31, 2007 and 62% for the nine months ended September 30, 2007. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, any reduction in license revenue is likely to result in lower support and services revenue in the future.
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
     For the years ended December 31, 2006, 2005 and 2004, we recognized support revenues of $86.6 million, $76.8 million and $65.1 million, respectively, and $71.1 million for the nine months ended September 30, 2007. Our support agreements typically have a term of one year and are renewable thereafter for periods generally of one year. Customer support revenues are primarily influenced by the number and size of new support contracts sold in connection with software licenses and the renewal rate of existing support contracts. Customers may elect not to renew their support agreements, renew their support contracts at lower prices or may reduce the license software quantity under their support agreements, thereby reducing our future support revenue.
Our revenues from international operations are a significant part of our overall operating results.
     We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the years ended December 31, 2006, 2005 and 2004, revenues from our international operations were approximately 36%, 32% and 34% of our total revenues, respectively, and were 37% for the nine months ended September 30, 2007. We anticipate devoting significant resources and management attention to international opportunities, which subjects us to a number of risks and uncertainties including:
•	difficulties in attracting and retaining staff (particularly sales personnel) and managing foreign operations;

•	the expense of foreign operations and compliance with applicable laws;

•	political and economic instability;

•	the expense of localizing our products for sale in various international markets and providing support and services in the local language;

•	reduced protection for intellectual property rights in some countries;

•	protectionist laws and business practices that favor local competitors;

•	difficulties in the handling of transactions denominated in foreign currency and the risks associated with foreign currency fluctuations;

•	regulation by U.S. federal and state laws, including the Foreign Corrupt Practices Act, and foreign laws, regulations and policies;

•	changes in multiple tax and regulatory requirements;

•	the effect of longer sales cycles and collection periods or seasonal reductions in business activity; and

•	economic conditions in international markets.

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
     In the past, we have acquired companies, products or technologies, such as our recently completed acquisition of Optimost, and we are likely to do so in the future. We may not realize the anticipated benefits of this or any other acquisition and each acquisition has numerous risks. These risks include:
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

     At March 31, 2007, we had $190.7 million in net goodwill ($189.3 million at September 30, 2007) and $8.6 million in net other intangible assets ($4.8 million at September 30, 2007), which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of these acquired assets from time to time to determine whether the recorded values have been impaired and should be reduced. We will continue to perform impairment assessments on an interim basis when indicators exist that suggest that our goodwill or intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.01
Offer letter, dated March 16, 2007, between Joseph L. Cowan and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 2, 2007).

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: December 14, 2007

INTERWOVEN, INC. (Registrant)
By:	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer

/s/ John E. Calonico, Jr.
John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.
EXHIBIT INDEX
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2007

Number	Exhibit Title

10.01
Offer letter, dated March 16, 2007, between Joseph L. Cowan and the Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 2, 2007).

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.