Form 10-Q
period 2007-06-30
INTERWOVEN INC
filed 2007-12-14
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-27389
INTERWOVEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0523543
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
160 E. Tasman Drive
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERWOVEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$93,324	$74,119
Short-term investments	100,784	102,342
Accounts receivable, net	30,800	34,492
Prepaid expenses and other current assets	5,174	5,371

Total current assets	230,082	216,324
Property and equipment, net	11,464	4,815
Goodwill	190,482	190,935
Other intangible assets, net	6,547	10,655
Other assets	3,156	3,558

Total assets	$441,731	$426,287

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,541	$1,897
Accrued liabilities	28,834	31,684
Restructuring and excess facilities accrual	2,479	5,132
Deferred revenues	59,348	57,317

Total current liabilities	94,202	96,030
Accrued liabilities	3,408	2,733
Restructuring and excess facilities accrual, less current portion	2,694	3,564

Total liabilities	100,304	102,327

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 125,000 shares authorized; 45,340 and 44,417 shares issued and outstanding, respectively	45	44
Additional paid-in capital	763,385	754,904
Accumulated other comprehensive income (loss)	16	(36)
Accumulated deficit	(422,019)	(430,952)

Total stockholders’ equity	341,427	323,960

Total liabilities and stockholders’ equity	$441,731	$426,287

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
License	$21,017	$18,508	$40,631	$36,077
Support and service	33,597	30,521	66,699	59,410

Total revenues	54,614	49,029	107,330	95,487

Cost of revenues:
License	2,086	4,417	4,046	8,589
Support and service	13,441	12,327	26,633	24,184

Total cost of revenues	15,527	16,744	30,679	32,773

Gross profit	39,087	32,285	76,651	62,714
Operating expenses:
Sales and marketing	20,204	19,168	40,008	37,569
Research and development	9,315	8,528	18,376	17,082
General and administrative	5,971	3,791	10,930	9,051
Amortization of intangible assets	828	828	1,656	1,656
Restructuring and excess facilities charges (recoveries)	61	(591)	64	(928)

Total operating expenses	36,379	31,724	71,034	64,430

Income (loss) from operations	2,708	561	5,617	(1,716)
Interest income and other, net	2,282	1,531	4,774	2,805

Income before provision for income taxes	4,990	2,092	10,391	1,089
Provision for income taxes	785	315	1,458	755

Net income	$4,205	$1,777	$8,933	$334

Basic net income per common share	$0.09	$0.04	$0.20	$0.01

Shares used in computing basic net income per common share	45,057	42,629	44,847	42,529

Diluted net income per common share	$0.09	$0.04	$0.19	$0.01

Shares used in computing diluted net income per common share	46,575	43,350	46,514	43,210

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$8,933	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,610	1,859
Stock-based compensation expense	2,130	1,419
Amortization of intangible assets and purchased technology	4,108	8,775
Change in allowances for doubtful accounts and sales returns	(24)	(157)
Changes in operating assets and liabilities:
Accounts receivable	3,716	(1,767)
Prepaid expenses and other	(124)	(1,073)
Accounts payable and accrued liabilities	(784)	3,323
Restructuring and excess facilities accrual	(3,523)	(4,593)
Deferred revenues	2,031	2,298

Net cash provided by operating activities	18,073	10,418

Cash flows from investing activities:
Purchases of property and equipment	(8,259)	(1,978)
Purchases of investments	(31,406)	(81,388)
Maturities of investments	33,640	59,030
Acquisition of technology	—	(1,590)

Net cash used in investing activities	(6,025)	(25,926)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,058	2,195

Net cash provided by financing activities	7,058	2,195

Effect of exchange rate changes on cash and cash equivalents	99	7

Net increase (decrease) in cash and cash equivalents	19,205	(13,306)
Cash and cash equivalents at beginning of period	74,119	73,618

Cash and cash equivalents at end of period	$93,324	$60,312

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
     Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the entire year or for any other period.
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
     All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period.  The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in stockholders’ equity.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company recorded an unrealized gain due to foreign currency translation of $98,000 and $164,000 for the three months ended June 30, 2007 and 2006, respectively, and $99,000 and $7,000 for the six months ended June 30, 2007 and 2006, respectively.
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
     The Company’s short-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, United States government agency securities and certificate of deposits. Realized gains and losses are calculated using the specific identification method. There were no realized gains (losses) for the three and six month periods ended June 30, 2007 and 2006, respectively. For the three months ended June 30, 2007 and 2006, unrealized gains (losses) totaled $(83,000) and $43,000, respectively, and for the six months ended June 30, 2007 and 2006, unrealized gains (losses) totaled $(47,000) and $58,000, respectively. Unrealized gains (losses) are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.
     Allowance for Doubtful Accounts
     The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At June 30, 2007 and December 31, 2006, the Company’s allowance for doubtful accounts was $474,000 and $449,000, respectively.
     Allowance for Sales Returns
     The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The accumulated allowance for sales returns is reflected as a reduction from accounts receivable. The Company analyzes its revenue transactions, customer software installation patterns, historical return patterns, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At June 30, 2007 and December 31, 2006, the Company’s allowance for sales returns was $293,000 and $342,000, respectively.
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
     The Company derived a significant portion of total revenues for the three and six months ended June 30, 2007 and 2006 from sales of its Web content management and collaborative document management products. The Company expects that these products will continue to account for a significant portion of its revenues in future periods.
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
     At June 30, 2007 and December 31, 2006, the notional equivalent of forward foreign currency contracts aggregated $10.9 million and $10.2 million, respectively. The fair value of the liability associated with forward foreign currency contracts recognized in the consolidated financial statements as of June 30, 2007 and 2006 were $34,000 and $11,000, respectively. The forward contracts outstanding as of June 30, 2007 expired in July 2007.
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
     The effective tax rate for the six months ended June 30, 2007 was 15% compared with 69% for the comparable period ended June 30, 2006. This change in the effective rate was primarily due to higher income before income taxes for the six months ended June 30, 2007 as compared to the same period in 2006. Additionally, the Company incurs withholding taxes, which are comparable between the two periods and are not determined based on income before income taxes. The provision for income taxes for the six months ended June 30, 2007 was also impacted by the utilization of net operating losses from acquired entities, the benefit of which was recorded to goodwill.
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
     The Company has an unrecognized tax benefit of approximately $2.8 million which did not change significantly during the three months ended June 30, 2007. Of these unrecognized tax benefits, $2.8 million would reduce the effective tax rate upon recognition. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is zero. The application of FIN No. 48 would have resulted in an increase in accumulated deficit of $1.4 million, except that the change was fully offset by the application of a valuation allowance. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
     The Company continues its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company had $51,000 accrued for interest and had no accrued penalties as of June 30, 2007.
     The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit by the Internal Revenue Service and state jurisdictions. The Company is subject to examination in various foreign jurisdictions, for which it believes it has established adequate reserves.
Note 2. Net Income Per Common Share
     Basic net income per common share is computed using the weighted average number of outstanding shares of common stock during the period. Diluted net income per common share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$4,205	$1,777	$8,933	$334

Weighted-average shares used in computing basic net income per common share	45,057	42,629	44,847	42,529
Dilutive common equivalent shares from stock compensation plans	1,518	721	1,667	681

Weighed-average shares used in computing diluted net income per common share	46,575	43,350	46,514	43,210

Basic net income per common share	$0.09	$0.04	$0.20	$0.01

Diluted net income per common share	$0.09	$0.04	$0.19	$0.01

Note 3. Comprehensive Income
     For the three and six months ended June 30, 2007 and 2006, the components of comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$4,205	$1,777	$8,933	$334
Other comprehensive income:
Translation adjustment*	98	164	99	7
Unrealized gain (loss) on available-for-sale investments*	(83)	43	(47)	58

Comprehensive income	$4,220	$1,984	$8,985	$399

     Accumulated other comprehensive income (loss) as of June 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Unrealized loss on available-for-sale investments *	$(133)	$(86)
Cumulative translation adjustment *	149	50

Accumulated other comprehensive income (loss)	$16	$(36)

*	The tax effect on translation adjustments and unrealized gain (loss) has not been significant.
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

     The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected life from grant date of option (in years)	3.3	3.3	3.3	3.3
Risk-free interest rate	4.6%-5.0%	4.9%-5.1%	4.5%-5.0%	4.4%-5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	36.5%-36.9%	48.0%-48.7%	36.5%-37.2%	48.0%-59.5%
Weighted average expected volatility	36.7%	48.3%	36.9%	48.7%
     The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected life from grant date of ESPP (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	5.1%	4.9%-5.2%	5.1%	4.8%-5.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	33.5%	32.3%	29.4%-33.5%	32.3%
Weighted average expected volatility	33.5%	32.3%	31.4%	32.3%
     The following table summarizes the stock-based compensation expense for stock options, restricted stock units and awards granted under the ESPP that the Company recorded in accordance with SFAS No. 123R for the three and six months ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Cost of revenues	$143	$137	$291	$337
Sales and marketing	460	237	875	615
Research and development	203	158	438	360
General and administrative	403	33	526	107

Total stock-based compensation expense	$1,209	$565	$2,130	$1,419

Note 5. Goodwill and Intangible Assets
     The carrying amounts of the goodwill and other intangible assets as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$44,103	$(40,252)	$3,851	$44,103	$(38,119)	$5,984
Patents and patent applications	4,506	(4,506)	—	4,506	(4,447)	59
Customer list	12,831	(11,240)	1,591	12,831	(9,584)	3,247
Non-compete agreements	9,009	(7,904)	1,105	9,009	(7,644)	1,365

Other intangible assets	$70,449	$(63,902)	6,547	$70,449	$(59,794)	10,655

Goodwill			190,482			190,935

			$197,029			$201,590

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The weighted average life for purchased technology, patents, customer list, existing contract and non-compete agreements is

3.1 years, 3.1 years, 3.9 years, 3.0 years and 2.5 years, respectively. The aggregate amortization expense of intangible assets was $2.1 million and $4.4 million for three months ended June 30, 2007 and 2006, respectively, and $4.1 million and $8.8 million for six months ended June 30, 2007 and 2006, respectively. Of the $2.1 million in amortization of intangible assets recorded in the three months ended June 30, 2007, $1.2 million was recorded in cost of license revenues and $828,000 was recorded in operating expenses. Of the $4.4 million in amortization of intangible assets recorded in the three months ended June 30, 2006, $3.6 million was recorded in cost of license revenues and $828,000 was recorded in operating expenses. Of the $4.1 million in amortization of intangible assets for the six months ended June 30, 2007, $2.4 million was recorded in cost of license revenues and $1.7 million was recorded as operating expenses. Of the $8.8 million in amortization of intangible assets for the six months ended June 30, 2006, $7.1 million was recorded in cost of license revenues and $1.7 million was recorded as operating expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $3.2 million in the remaining six months of 2007, $2.9 million in 2008 and $445,000 in 2009.
     The decrease of $453,000 in goodwill in the six months ended June 30, 2007 was due to the utilization of net operating losses of an acquired company.
Note 6. Restructuring and Excess Facilities
     At various times since 2001, the Company implemented a series of restructuring and facility consolidation plans to improve operating performance. Restructuring and excess facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.
     Workforce Reductions
     In the three months ended June 30, 2006, the Company resolved the remaining outstanding matter relating to a prior workforce reduction, paying $13,000 in the final settlement. Accordingly, no accrual for workforce reductions exists as of June 30, 2007.
     Excess Facilities
     During the three months ended June 30, 2007, the Company recorded charges of $56,000 to increase its estimate of exit costs for the excess facilities with leases expiring in the third quarter of 2007 and recorded $5,000 of additional restructuring expense to accrete the excess facilities obligations.
     During the three months ended June 30, 2006, the Company entered into an extension of an existing sublease agreement for one of its excess facilities located in the San Francisco Bay Area, resulting in a change in the Company’s estimate of expected sublease income.  Accordingly, the Company reversed $630,000 of the previously recorded restructuring accrual. In addition, the Company recorded $39,000 of additional restructuring expense to accrete the remaining excess facilities obligations to their present values.
     At June 30, 2007 the Company had $5.2 million accrued for excess facilities, which is payable through 2010. This accrual includes minimum lease payments of $6.1 million and estimated operating expenses of $1.3 million offset by estimated sublease income of $2.2 million and the present value discount of $4,000. The facilities costs were estimated as of June 30, 2007. All of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. The Company reassesses this estimated liability each period based on current real estate market conditions. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could affect the Company’s consolidated financial condition and results of operations.

     The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

Excess
Years Ending December 31,	Facilities
2007 (remaining six months)	$1,673
2008	1,528
2009	1,080
2010	896

5,177
Present value discount of future lease payments	(4)

$5,173

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

Balance at December 31, 2006	$8,696
Restructuring and excess facilities recoveries	46
Accretion of restructuring obligations to present value	18
Cash payments	(3,587)

Balance at June 30, 2007	$5,173

Note 7. Borrowings
     The Company entered into a line of credit agreement with a financial institution, which was amended in July 2007. The amended line of credit provides for borrowings up to $13.0 million until September 30, 2007 and up to $7.0 million until July 31, 2008. The new line of credit provides for borrowings on terms similar to the previous line of credit and expires in July 2008. Borrowings under the line of credit agreement are secured by cash, cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 8.25% at June 30, 2007, or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At June 30, 2007 and December 31, 2006, there were no borrowings under this line of credit agreement.
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
     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of June 30, 2007, the Company does not have or require an accrual for product or service warranties.
     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at June 30, 2007.
Note 9. Interest Income and Other, Net
     Interest income and other, net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income	$2,292	$1,471	$4,446	$2,806
Foreign currency gain (loss)	28	105	(67)	91
Other	(38)	(45)	395	(92)

	$2,282	$1,531	$4,774	$2,805

     For the six months ended June 30, 2007, other included the receipt of $472,000 from amounts held in escrow related to the settlement of certain claims associated with the acquisition of Scrittura, Inc.
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

     Future minimum lease payments under non-cancelable operating leases, as of June 30, 2007, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments
2007 (remaining six months)	$3,056	$1,793	$4,849
2008	4,408	1,973	6,381
2009	2,734	1,258	3,992
2010	2,676	1,049	3,725
2011	2,829	—	2,829
After 2011	10,091	—	10,091

	$25,794	$6,073	$31,867

     At June 30, 2007, the Company had $12.4 million outstanding under standby letters of credit with financial institutions, which are secured by cash, cash equivalents and short-term investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.
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
     From time to time, in addition to those identified above, the Company is subject to legal proceedings, claims, investigations and proceedings in the ordinary course of business, including claims of alleged infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles in the United States of America, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and are adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the legal matters pending against us. It is possible, nevertheless, that the Company’s consolidated financial position, cash flows or results of operations could be affected by the resolution of one or more of such contingencies.
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
     The following table presents geographic information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
United States of America	$34,191	$29,499	$68,017	$59,744
United Kingdom	8,319	10,045	16,565	15,318
Other Geographies	12,104	9,485	22,748	20,425

	$54,614	$49,029	$107,330	$95,487

	June 30,	December 31,
	2007	2006
Long-lived assets (excluding goodwill and intangible assets):
United States of America	$9,746	$3,083
International	1,718	1,732

	$11,464	$4,815

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
License	$21,017	$18,508	$40,631	$36,077
Customer support	23,758	21,154	47,002	42,080
Consulting	8,518	8,032	17,250	14,775
Training	1,321	1,335	2,447	2,555

	$54,614	$49,029	$107,330	$95,487

     No customer accounted for more than 10% of the total revenues for the three and six months ended June 30, 2007 and 2006. At June 30, 2007 and December 31, 2006, no single customer accounted for more than 10% of the outstanding accounts receivable balance.
Note 13. Subsequent Events
     The Company entered into an operating lease for the new headquarters facility in December 2006 and took possession of the new headquarters facility in March 2007, whereupon the Company began construction of tenant improvements in anticipation of its move into the new facility in July 2007. In accordance with Financial Accounting Standards Board Staff Position No. 13-1, Accounting for Rental Costs incurred during a Construction Period, the

Company incurred additional rent expense of approximately $758,000 in the first seven months of 2007 associated with tenant improvements for the new facility, which amount was in addition to the rent due on its former headquarters facility. The Company made tenant improvements to the new facility of approximately $9.3 million. The Company also incurred moving costs of approximately $279,000 in 2007.
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
     Because our products are complex and involve a consultative sales model, our strategy is to market and sell our products and services primarily through a direct sales force. We look to augment those efforts through relationships with technology vendors, professional services firms, systems integrators and other strategic partners, which assist our direct sales force in obtaining customer leads and referrals. Approximately 66% of our new customer license orders for the three months ended June 30, 2007 were influenced by or co-sold with our strategic partners and resellers. In general, these partners and resellers perform the installation and integration, consulting and other services for the enterprises to which they influence the sale of or resell our products, and we are not engaged by their customers for these services.

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
     In the rapidly changing and increasingly complex and competitive information technology environment, we believe product differentiation will be a key to market leadership. Thus, our strategy is to continually work to enhance and extend the features and functionality of our existing products and develop new and innovative solutions for our customers. We have in the past and expect to continue to devote substantial resources to our research and development activities. As a percentage of total revenues, research and development expenses were 17% for the three months ended June 30, 2007 and 2006.
     Throughout 2007, we have incurred significant accounting, legal and other expenses relating to the Audit Committee’s review of our historical stock option grant procedures and related accounting. These expenses have significantly increased our general and administrative expenses in 2007 when compared to prior years.
     We recorded income from operations of $2.7 million and $561,000 for the three months ended June 30, 2007 and 2006, respectively. We are focused on improving our operating margins by increasing our revenues and actively managing our expenses through improved productivity and utilization of economies of scale. As a significant portion of our expenses are employee-related, we manage our headcount from period to period. We had 781 employees worldwide at June 30, 2007 versus 774 employees at December 31, 2006. We also look to improve our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. Additionally, we pay close attention to other costs, including facilities and related expense, professional fees and promotional expenses, which are each significant components of our expense structure. While we have been carefully managing our costs and expenses relating to the operation of our business, our general and administrative expenses have increased significantly during 2007 as compared to 2006 as we have incurred significant accounting, legal and other expenses relating to the Audit Committee’s review of our historical stock option grant procedures and related accounting throughout 2007.
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
Results of Operations
Revenues
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
License	$21,017	$18,508	14%	$40,631	$36,077	13%
Percentage of total revenues	38%	38%		38%	38%
Support and service	33,597	30,521	10%	66,699	59,410	12%
Percentage of total revenues	62%	62%		62%	62%

	$54,614	$49,029	11%	$107,330	$95,487	12%

     Total revenues increased 11% to $54.6 million for the three months ended June 30, 2007 from $49.0 million for the three months ended June 30, 2006. Sales outside of the United States of America represented 37% and 40% of our total revenues for the three months ended June 30, 2007 and 2006, respectively. We believe that the increase in revenues was attributable to higher revenues from license, customer support and consulting services in most of our geographic regions, particularly in the United States of America and Asia Pacific regions. Total revenues increased 12% to $107.3 million for the six months ended June 30, 2007 from $95.5 million for the six months ended June 30, 2006. We believe that the increase in revenues in the six months ended June 30, 2007 was attributable to higher revenues from license, customer support and consulting services in all our geographic regions.
     License. License revenues increased 14% to $21.0 million for the three months ended June 30, 2007 from $18.5 million for the three months ended June 30, 2006. License revenues represented 38% of total revenues for the three months ended June 30, 2007 and 2006. We believe that the increase in license revenues for the three months ended June 30, 2007 over the same period in 2006 was primarily due to higher license revenues in most of our geographic regions, particularly in the United States of America and Asia Pacific regions. We had three license transactions exceeding $1.0 million in the three months ended June 30, 2007, and one license transaction of $1.0 million or greater in the same period of 2006. Our average selling prices were $183,000 and $189,000 for the three months ended June 30, 2007 and 2006, respectively, for transactions in excess of $50,000 in aggregate license revenues. License revenues increased 13% to $40.6 million for the six months ended June 30, 2007 from $36.1 million in the same period in 2006. We believe that the increase in license revenues for the six months ended June 30, 2007 over the prior year was attributable to higher information technology spending in all of our geographic regions. License revenues represented 38% of total revenues for the six months ended June 30, 2007 and 2006.
     Support and Service. Support and service revenues increased 10% to $33.6 million for the three months ended June 30, 2007 from $30.5 million for the three months ended June 30, 2006. The increase in support and service revenues was primarily the result of a $2.6 million increase in customer support revenues from a larger installed base of customers and additional orders from our existing customers and a $486,000 increase in consulting services revenues associated with increased license revenues. Support and service revenues accounted for 62% of total revenues for the three months ended June 30, 2007 and 2006. Support and service revenues increased 12% to $66.7 million for the six months ended June 30, 2007 from $59.4 million for the six months ended June 30, 2006. The increase in support and service revenues was primarily the result of a $4.9 million increase in customer support revenues from a larger installed base of customers and additional orders from our existing customers and a $2.5 million increase in consulting services revenues associated with increased license revenues. Support and service revenues accounted for 62% of total revenues for the six months ended June 30, 2007 and 2006. Our support renewal rates have not fluctuated significantly during these periods.
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
Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
License	$2,086	$4,417	(53)%	$4,046	$8,589	(53)%
Percentage of total revenues	4%	9%		4%	9%
Percentage of license revenues	10%	24%		10%	24%
Support and service	13,441	12,327	9%	26,633	24,184	10%
Percentage of total revenues	25%	25%		25%	25%
Percentage of support and service revenues	40%	40%		40%	41%

	$15,527	$16,744	(7)%	$30,679	$32,773	(6)%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 4% and 9% of total revenues for the three months ended June 30, 2007 and 2006, respectively. The decrease in cost of license revenues in absolute dollars and as a percentage of revenues for the three months ended June 30, 2007 from the same period in 2006 was attributable primarily to the decrease in amortization of purchased technology. The decrease in amortization of purchased technology is due to a reduction in the amortization of certain purchased technology associated with acquisitions, which have become fully amortized. Cost of license revenues represented 4% and 9% of total revenues for the six months ended June 30, 2007 and 2006, respectively. The decrease in cost of license revenues in absolute dollars and as a percentage for the six months ended June 30, 2007 from the same period in 2006 was primarily due to the decrease in amortization of purchased technology.
     Based solely on acquisitions completed through June 30, 2007 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $1.9 million for the remaining six months of 2007, $2.6 million in 2008 and $445,000 for 2009. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded in our software are under fixed-fee arrangements. Further, the acquisition of Optimost in November 2007 will increase the amortization of purchased technology.
     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with furnishing product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 9% from $12.3 million to $13.4 million in the three months ended June 30, 2007 from the same period in 2006. The increase in cost of support and service revenues in the three months ended June 30, 2007 from the same period in 2006 was due primarily to a $508,000 increase in personnel-related costs and an increase in subcontractor fees of $347,000 as a result of the increased usage of outside consulting firms to supplement our current services capacity. Cost of support and service revenues represented 40% of support and service revenues for the three months ended June 30, 2007 and 2006, respectively. Cost of support and service revenues increased 10% to $26.6 million for the six months ended June 30, 2007 from $24.2 million for the same period in 2006. The increase in cost of support and service revenues in the six months ended June 30, 2007 from the same period in 2006 was due primarily to a $1.1 million increase in personnel-related costs, higher subcontractor fees of $1.0 million as a result of the increased usage of outside consulting firms to supplement our current services capacity and a $248,000 increase in travel expenses attributable to higher levels of activity in our consulting services engagements. Cost of support and service revenues represented 40% and 41% of support and service revenues in the six months ended June 30, 2007 and 2006, respectively. Support and service headcount was 216 and 215 at June 30, 2007 and 2006, respectively.
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
Operating Expenses
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Sales and marketing	$20,204	$19,168	5%	$40,008	$37,569	6%
Percentage of total revenues	37%	39%		37%	39%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased 5% to $20.2 million for the three months ended June 30, 2007 from $19.2 million for the three months ended June 30, 2006. The increase in sales and marketing expenses in the three months ended June 30, 2007 from the same period in 2006 was due primarily to a $786,000 increase in marketing program expenses and a $223,000 increase in stock-based compensation. Sales and marketing expenses increased 6% to $40.0 million for the six months ended June 30, 2007 from $37.6 million for the same period in 2006. The increase in sales and marketing expenses in the six months ended June 30, 2007 from the same period in 2006 was due primarily to a $1.3 million increase in marketing program costs and a $1.1 million increase in personnel-related costs including a $601,000 accrual for severance cost for a former employee. Sales and marketing expenses represented 37% as a percentage of total revenues in the three and six months ended June 30, 2007 and represented 39% as a percentage of total revenues in the three and six months ended June 30, 2006. The decrease in sales and marketing expenses as a percentage of total revenues is due to higher total revenues. Sales and marketing headcount was 233 and 239 at June 30, 2007 and 2006, respectively.
     We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.
     Research and Development
     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Research and development	$9,315	$8,528	9%	$18,376	$17,082	8%
Percentage of total revenues	17%	17%		17%	18%

     Research and development expenses consist of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased 9% to $9.3 million for the three months ended June 30, 2007 from $8.5 million for the three months ended June 30, 2006. The increase was primarily due to increased expense from outside consultants of $234,000 and higher personnel-related costs of $126,000. Research and development expenses represented 17% of total revenues for the three months ended June 30, 2007 and 2006. Research and development expenses increased 8% to $18.4 million for the six months ended June 30, 2007 from $17.1 million for the same period in 2006. The increase in the six months ended June 30, 2007 from the same period in 2006 was primarily due to higher personnel-related costs of $441,000, increased expense from outside consultants of $292,000, and a $78,000 increase in stock-based compensation. Research and development expenses represented 17% and 18% of total revenues for the six months ended June 30, 2007 and 2006, respectively. Research and development headcount was 230 and 226 at June 30, 2007 and 2006, respectively. The increase in headcount was due to staffing of our development operation in Bangalore, India. We expect research and development expenses in 2007 will decline slightly as a percentage of total revenues when compared to 2006 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.
     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
General and administrative	$5,971	$3,791	58%	$10,930	$9,051	21%
Percentage of total revenues	11%	8%		10%	9%
     General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expenses increased 58% to $6.0 million for the three months ended June 30, 2007 when compared to $3.8 million for the three months ended June 30, 2006. General and administrative expenses increased 21% to $10.9 million for the six months nded June 30, 2007 from $9.1 million for the same period in 2006. For the three and six months ended June 30, 2007, we incurred $1.4 million and $2.5 million, respectively, in accounting and legal expenses relating to our voluntary review of historical stock option grant procedures. Also in the three and six months ended June 30, 2007, we incurred additional rent expense of $463,000 and $605,000, respectively, associated with our new corporate headquarters while we are in the process of completing tenant improvements. We occupied the new headquarters in July 2007. Besides these expenses, the increase in the three months ended June 30, 2007 is also due to a $399,000 increase in stock-based compensation. In addition, in the six months ended June 30, 2007, we incurred $592,000 in personnel-related costs related primarily to the hiring of our new Chief Executive Officer. In the same period in 2006, we incurred $1.6 million non-recurring charges related to the retirement of our former Chief Executive Officer. General and administrative expenses represented 11% and 8% of total revenues in the three months ended June 30, 2007 and 2006, respectively and 10% and 9% of total revenues for the six months ended June 30, 2007 and 2006, respectively. General and administrative headcount was 102 and 88 at June 30, 2007 and 2006, respectively. We expect the general and administrative expenses will increase in 2007 when compared to 2006 due to the hiring of our new Chief Executive Officer. Further, in 2007, we incurred and expect to incur significant accounting and legal expense relating to the Audit Committee’s review of our historical stock option grant procedures and activity. In addition, we incurred additional rent expense associated with our new corporate office in the first seven months of 2007 and moving costs in the third quarter of 2007.

     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Amortization of intangible assets	$828	$828	*	$1,656	$1,656	*
Percentage of total revenues	2%	2%		2%	2%

*	percentage not meaningful
     Amortization of intangible assets was $828,000 for the three months ended June 30, 2007 and 2006 and $1.7 million for the six months ended June 30, 2007 and 2006. Based on the intangible assets balance as of June 30, 2007, we expect amortization of intangible assets classified as operating expenses to be $1.3 million in the remaining six months of 2007 and $308,000 in 2008. We expect to incur additional amortization expense associated with the acquisition of Optimost in November 2007 (which is not included in the above estimates) and may incur additional amortization expense to the extent we make additional acquisitions.
     Restructuring and Excess Facilities Charges (Recoveries)
     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (recoveries) (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Restructuring and excess
Facilities charges (recoveries)	$61	$(591)	*	$64	$(928)	*
Percentage of total revenues	*	(1)%		*	(1)%

*	amount or percentage not meaningful
     During the three months ended June 30, 2007, we recorded charges of $56,000 to increase our estimate of exit costs for the excess facilities with leases expiring in the third quarter of 2007 and recorded $5,000 associated with accretion of discounted future lease payments related to excess facilities.
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

     Interest Income and Other, Net
     The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Interest income and other, net	$2,282	$1,531	49%	$4,774	$2,805	70%
Percentage of total revenues	4%	3%		4%	3%
     Interest income and other is composed of interest earned on our cash, cash equivalents and short-term investments, foreign exchange transaction gains and losses and other income. Interest income and other increased 49% to $2.3 million for the three months ended June 30, 2007 from $1.5 million for the three months ended June 30, 2006. For the six months ended June 30, 2007, interest and other income increased to $4.8 million, or 70%, from $2.8 million in the same period in 2006. This increase was due primarily to higher interest rates on our cash and investments and the distribution to us of $472,000 from amounts held in escrow pending settlement of certain claims associated with our acquisition of Scrittura, Inc. as a result of the settlement of those claims.
     Provision for Income Taxes
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	Change	2007	2006	Change
Provision for income taxes	$785	$315	149%	$1,458	$755	93%
Percentage of total revenues	1%	1%		1%	1%
     We recorded an income tax provision of $785,000 and $315,000 for the three months ended June 30, 2007 and 2006, respectively, and a provision of $1.5 million and $755,000 for the six months ended June 30, 2007 and 2006, respectively. The income tax provisions for each of these periods were comprised primarily of foreign income taxes and foreign withholding taxes, and also included a provision for federal alternative minimum and state income taxes. Additionally, the provision for the six months ended June 30, 2007 was impacted by the utilization of net operating losses, the benefit of which was recorded to goodwill.
     The effective tax rate for the six months ended June 30, 2007 was calculated based on the results of operations for the six months ended June 30, 2007, and does not reflect an annual effective tax rate. Since we cannot consistently predict our future income before income taxes, or in which jurisdiction it will be earned, we are not using an annual effective tax rate to apply to the income before income taxes for the six-month period ended June 30, 2007.
     The effective tax rate for the six months ended June 30, 2007 was 14% compared with 69% for the comparable period ended June 30, 2006. This change in the effective rate was primarily due to higher income before income taxes for the six months ended June 30, 2007 as compared to the same period in 2006. Additionally, we incur withholding taxes, which are comparable between the two periods and are not determined based on income before income taxes. The provision for income taxes for the six months ended June 30, 2007 was also impacted by the utilization of net operating losses from acquired entities, the benefit of which was recorded to goodwill.
     We adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48 on January 1, 2007. We have an unrecognized tax benefit of approximately $2.8 million which did not change significantly during the three months ended June 30, 2007. Of these unrecognized tax benefits, $2.8 million would reduce the effective tax rate upon recognition. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is zero. The application of FIN No. 48 would have resulted in an increase in accumulated deficit of $1.4 million, except that the change was fully offset by the application of a valuation allowance. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. The Company historically classified unrecognized tax benefits in current tax payable. As a result of adoption of FIN No. 48, the unrecognized tax benefits were reclassified to long-term income taxes payables.

     We continue our practice of recognizing interest and penalties related to income tax matters in income tax expense. We had $51,000 accrued for interest and had no accrued penalties as of June 30, 2007.
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
Liquidity and Capital Resources

	June 30,	December 31,
	2007	2006
	(in thousands)
Cash, cash equivalents and short-term investments	$194,108	$176,461
Working capital	$135,880	$120,294
Stockholders’ equity	$341,427	$323,960
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
     A number of non-cash items were charged to expense in the three and six months ended June 30, 2007 and 2006. These items include depreciation and amortization of property and equipment and intangible assets and stock-based compensation. Although these non-cash items may increase or decrease in amount and, therefore, cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.
     Cash provided by operating activities for the six months ended June 30, 2007 was $18.1 million, representing an improvement of $7.7 million from the same period in 2006. This change was primarily the result of improved operating results, after adjusting for non-cash expense, increase in deferred revenues, decrease in accounts receivable offset by decrease in accounts payable and accrued liabilities and payments to reduce the restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $3.6 million. Our days sales outstanding in accounts receivable (“days outstanding”) were 51 days and 59 days at June 30, 2007 and December 31, 2006, respectively. Deferred revenues increased primarily due to increased customer support contracts related to sales of software licenses.
     Cash provided by operating activities for the six months ended June 30, 2006 was $10.4 million. This amount primarily resulted from our net income, after adjusting for non-cash items, and increases in accounts payable, accrued liabilities and deferred revenues, offset by increases in accounts receivable and payments to reduce our restructuring and excess facilities accrual. Payments made to reduce our restructuring and excess facilities obligations totaled $3.6 million in the six months ended June 30, 2006. Our days sales outstanding in accounts receivable (“days outstanding”) were 62 days at June 30, 2006.
     Cash used in investing activities was $6.0 million for the six months ended June 30, 2007. This resulted from net proceeds from short-term investments of $2.2 million, comprised of $33.6 million of proceeds from the maturity of investments offset by $31.4 million to purchase investment securities, and $8.3 million to purchase property and equipment primarily for leasehold improvements to and furniture for our new headquarters facility.
     Cash used in investing activities was $25.9 million for the six months ended June 30, 2006. This resulted from net payments for short-term investments of $22.4 million, comprised of $81.3 million to purchase investment securities offset by $59.0 million of proceeds from the maturity of investments; $1.6 million in purchased technology and $2.0 million to purchase property and equipment.
     Cash provided by financing activities was $7.1 million and $2.2 million for the six months ended June 30, 2007 and 2006, respectively, and consists primarily of cash received from the exercise of common stock options.
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
     Bank Borrowings. We have a $13.0 million line of credit available to us at June 30, 2007, which is secured by cash, cash equivalents and investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under our line of credit. This line of credit agreement expired in July 2007 and we have entered into a new line of credit with the same financial institution. This new line of credit agreement provided up to $13.0 million until September 30, 2007 and up to $7.0 million until July 31, 2008. The new line of credit primarily serves as collateral for letters of credit required by our facilities leases. There were no outstanding borrowings under this line of credit as of June 30, 2007.

     Facilities. We lease facilities under operating lease agreements that expire at various dates through 2016. As of June 30, 2007, minimum cash payments due under operating lease obligations for our occupied and excess facilities totaled $31.9 million. The following table presents our prospective future lease payments under these agreements as of June 30, 2007, which include estimated operating expenses offset by estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Total
2007 (remaining six months)	$3,056	$1,793	$465	$345	$1,673	$4,729
2008	4,408	1,973	802	357	1,528	5,936
2009	2,734	1,258	523	345	1,080	3,814
2010	2,676	1,049	452	299	896	3,572
2011	2,829	—	—	—	—	2,829
Thereafter	10,091	—	—	—	—	10,091

	$25,794	$6,073	$2,242	$1,346	5,177	$30,971

Present value discount of future lease payments					(4)

Obligations for excess facilities as of June 30, 2007					$5,173

     Our total lease commitment for our occupied facilities of $25.8 million includes a total of $12.7 million operating lease payments associated with our new headquarters in San Jose, California over the term of the lease. The lease commenced August 1, 2007 and will expire on July 31, 2014.
     Some of our lease agreements contain clauses which require us to restore occupied leased premises to their original shape and condition. We may or may not incur costs to fulfill the obligation in accordance with the terms of our lease agreements.
     The restructuring and excess facilities accrual at June 30, 2007 includes minimum lease payments of $6.1 million and estimated operating expenses of $1.3 million offset by estimated sublease income of $2.2 million and the present value discount of $4,000. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third-party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At June 30, 2007, we had $12.4 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments.
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
Off-Balance-Sheet Arrangements
     We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of June 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
     We have entered into operating leases for most domestic and international offices in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of June 30, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2016. Rent expense under operating leases was $3.0 million and $2.5 million for the three months ended June 30, 2007 and 2006, respectively, $5.7 million and $5.1 million for the six months ended June 30, 2007 and 2006, respectively. Future minimum lease payments under our operating leases as of June 30, 2007 are detailed previously in “Liquidity and Capital Resources.”
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
     Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method, in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock options granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Since we elected to use the modified prospective transition method, the consolidated results of operations have not been restated for prior periods. At June 30, 2007, there was $11.5 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.0 years.
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
     In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We also review our net operating loss and credit carryforwards to assess the impact of statutory limitations. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. As of June 30, 2007, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would not be fully realized.

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

Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 10 Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item 1 of this report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We have no material changes to the quantitative and qualitative disclosures about market risk during the first six months of 2007. Reference is made to our disclosures in Item 7A. of our report on Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have incurred operating losses for most of our history. Although we have recently begun reporting net income, we had an accumulated deficit of $422.0 million as of June 30, 2007 ($418.0 million as of September 30, 2007). We must increase both our license and support and service revenues to sustain profitable operations and positive cash flows. If we are able to maintain profitability and positive cash flows, we cannot assure you that we can sustain or increase profitability or cash flows on a quarterly or annual basis in the future. Failure to achieve such financial performance would likely cause the price of our common stock to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.
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
     We also derive a significant portion of our revenues from a few vertical markets. In particular, our WorkSite product is primarily sold to professional service organizations, such as law firms, accounting firms, consulting firms and corporate legal departments. In addition, we derive a significant amount of our revenue from companies in the financial services industry. In order to sustain and grow our business, we must continue to sell our software products and services into these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could seriously harm our prospects. Further, our reliance on a few vertical markets subjects us to the risk that changing economic conditions that are particularly germane to particular customer markets within that vertical could affect our operating results. For example, if the recent turbulence in the financial markets continues, our customers in the financial services industry may reduce spending and our results could suffer.
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
     Our support and service revenues represented approximately 62%, 61% and 58% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively, 62% for the quarter ended June 30, 2007 and 62% for the nine months ended September 30, 2007. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, any reduction in license revenue is likely to result in lower support and services revenue in the future.
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
     Our revenue growth and profitability depend on the overall demand for our content management software applications and solutions. The decline in customer spending on many kinds of information technology initiatives worldwide has resulted in lower revenues, longer sales cycles, lower average selling prices and customer deferral of orders. To the extent that information technology spending, particularly spending on public-facing Web applications, does not continue to improve or declines from current levels, the demand for our products and services, and therefore our future revenues, will be negatively affected. If these economic conditions worsen, the time it takes us to collect accounts receivable could lengthen and some accounts receivable could become uncollectible. As a result of these factors, our consolidated financial results could be significantly and adversely affected.
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
     We are exposed to movements in foreign currency exchange rates because we translate foreign currencies into United States Dollars for reporting purposes. Our primary exposures have related to operating expenses and sales in Europe and Asia that were not United States Dollar-denominated. Weakness in the United States Dollar compared to foreign currencies has increased significantly increased the cost of our European-based operations in recent periods, as compared to the corresponding period in the prior year. We are unable to predict the extent to which expenses in future periods will be impacted by changes in foreign currency exchange rates. To the extent our international revenues and operations continue to grow, currency fluctuations could have a material adverse impact on our consolidated financial condition and results of operations.
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

ITEM 6. EXHIBITS

Exhibit No.	Description

3.01	Amended and Restated Bylaws of Interwoven, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 25, 2007)

10.01†	2007 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on December 14, 2007)

10.02†	2007 Compensation Plan for Scipio M. Carnecchia (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on December 14, 2007)

10.03†	2007 Compensation Plan for Steven J. Martello (incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on December 14, 2007)

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

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
Chief Executive Officer

/s/ John E. Calonico, Jr.

John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.
EXHIBIT INDEX
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2007

Number	Exhibit Title

3.01	Amended and Restated Bylaws of Interwoven, Inc., as currently in effect (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed with the Commission on April 25, 2007)

10.01†	2007 Executive Officer Incentive Bonus Plan (incorporated by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on December 14, 2007)

10.02†	2007 Compensation Plan for Scipio M. Carnecchia (incorporated by reference to Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on December 14, 2007)

10.03†	2007 Compensation Plan for Steven J. Martello (incorporated by reference to Exhibit 10.22 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on December 14, 2007)

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.