Form 10-Q
period 2007-09-30
INTERWOVEN INC
filed 2007-12-14
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERWOVEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$108,959	$74,119
Short-term investments	88,928	102,342
Accounts receivable, net	33,278	34,492
Prepaid expenses and other current assets	5,609	5,371

Total current assets	236,774	216,324
Property and equipment, net	16,789	4,815
Goodwill	189,315	190,935
Other intangible assets, net	4,756	10,655
Other assets	3,223	3,558

Total assets	$450,857	$426,287

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,344	$1,897
Accrued liabilities	30,673	31,684
Restructuring and excess facilities accrual	1,685	5,132
Deferred revenues	56,947	57,317

Total current liabilities	94,649	96,030
Accrued liabilities	6,726	2,733
Restructuring and excess facilities accrual, less current portion	2,288	3,564

Total liabilities	103,663	102,327

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 125,000 shares authorized; 45,284 and 44,417 shares issued and outstanding, respectively	45	44
Additional paid-in capital	764,663	754,904
Accumulated other comprehensive income (loss)	444	(36)
Accumulated deficit	(417,958)	(430,952)

Total stockholders’ equity	347,194	323,960

Total liabilities and stockholders’ equity	$450,857	$426,287

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
License	$21,225	$18,580	$61,856	$54,657
Support and service	34,228	32,335	100,927	91,745

Total revenues	55,453	50,915	162,783	146,402

Cost of revenues:
License	1,859	4,426	5,905	13,015
Support and service	13,915	13,140	40,548	37,324

Total cost of revenues	15,774	17,566	46,453	50,339

Gross profit	39,679	33,349	116,330	96,063
Operating expenses:
Sales and marketing	19,000	18,877	59,008	56,446
Research and development	9,552	8,902	27,928	25,984
General and administrative	6,812	3,964	17,742	13,015
Amortization of intangible assets	814	828	2,470	2,484
Restructuring and excess facilities charges (recoveries)	1	41	65	(887)

Total operating expenses	36,179	32,612	107,213	97,042

Income (loss) from operations	3,500	737	9,117	(979)
Interest income and other, net	2,199	1,631	6,973	4,436

Income before provision for income taxes	5,699	2,368	16,090	3,457
Provision for income taxes	1,638	595	3,096	1,350

Net income	$4,061	$1,773	$12,994	$2,107

Basic net income per common share	$0.09	$0.04	$0.29	$0.05

Shares used in computing basic net income per common share	45,293	43,045	44,995	42,701

Diluted net income per common share	$0.09	$0.04	$0.28	$0.05

Shares used in computing diluted net income per common share	46,538	43,922	46,555	43,446

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$12,994	$2,107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,772	2,893
Stock-based compensation expense	3,431	2,390
Amortization of intangible assets and purchased technology	5,899	13,246
Changes in allowance for doubtful accounts and sales returns	19	(241)
Changes in operating assets and liabilities:
Accounts receivable	1,195	1,920
Prepaid expenses and other	(1,416)	(1,263)
Accounts payable and accrued liabilities	7,320	5,264
Restructuring and excess facilities accrual	(4,723)	(6,461)
Deferred revenues	(370)	(898)

Net cash provided by operating activities	27,121	18,957

Cash flows from investing activities:
Purchases of property and equipment	(14,746)	(2,722)
Purchases of investments	(51,005)	(108,060)
Maturities of investments	66,065	90,949
Acquisition of technology	—	(1,590)

Net cash provided by (used in) investing activities	314	(21,423)

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,058	7,940

Net cash provided by financing activities	7,058	7,940

Effect of exchange rate changes on cash and cash equivalents	347	(73)

Net increase in cash and cash equivalents	34,840	5,401
Cash and cash equivalents at beginning of period	74,119	73,618

Cash and cash equivalents at end of period	$108,959	$79,019

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
     Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the entire year or for any other period.
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
     All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in stockholders’ equity. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company recorded an unrealized gain (loss) due to foreign currency translation of $248,000 and $(80,000) for the three months ended September 30, 2007 and 2006, respectively, and $347,000 and $(73,000) for the nine months ended September 30, 2007 and 2006, respectively.
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
     The Company’s short-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of corporate obligations that include commercial paper, corporate bonds and notes, United States government agency securities and certificate of deposits. Realized gains and losses are calculated using the specific identification method. There were no realized gains (losses) for the three and nine month periods ended September 30, 2007 and 2006, respectively. For the three months ended September 30, 2007 and 2006, unrealized gains totaled $180,000 and $198,000, respectively, and for the nine months ended September 30, 2007 and 2006, unrealized gains totaled $133,000 and $256,000, respectively. Unrealized gains are included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity.
     Allowance for Doubtful Accounts
     The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At September 30, 2007 and December 31, 2006, the Company’s allowance for doubtful accounts was $509,000 and $449,000, respectively.
     Allowance for Sales Returns
     The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The accumulated allowance for sales returns is reflected as a reduction from accounts receivable. The Company analyzes its revenue transactions, customer software installation patterns, historical return patterns, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for sales returns. At September 30, 2007 and December 31, 2006, the Company’s allowance for sales returns was $301,000 and $342,000, respectively.
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
     The Company derived a significant portion of total revenues for the three and nine months ended September 30, 2007 and 2006 from sales of its Web content management and collaborative document management products. The Company expects that these products will continue to account for a significant portion of its revenues in future periods.

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
     At September 30, 2007 and December 31, 2006, the notional equivalent of forward foreign currency contracts aggregated $7.7 million and $10.2 million, respectively. The fair value of the liability associated with forward foreign currency contracts recognized in the consolidated financial statements as of September 30, 2007 and 2006 were $21,000 and $11,000, respectively. The forward contracts outstanding as of September 30, 2007 expired in October 2007.
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
     The effective tax rate for the nine months ended September 30, 2007 was 20% compared with 39% for the comparable period ended September 30, 2006. This change in the effective rate was primarily due to higher income before income taxes for the nine months ended September 30, 2007 as compared to the same period in 2006. Additionally, the Company incurs withholding taxes, which are comparable between the two periods and are not determined based on income before income taxes. The provision for income taxes for the nine months ended September 30, 2007 was also impacted by the utilization of net operating losses from acquired entities, the benefit of which was recorded to goodwill.
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
     The Company has an unrecognized tax benefit of approximately $2.9 million which did not change significantly during the three months ended September 30, 2007. The unrecognized tax benefit is exclusive of accrued interest and penalties. Of these unrecognized tax benefits, $2.9 million would reduce the effective tax rate upon recognition. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is zero. The application of FIN No. 48 would have resulted in an increase in accumulated deficit of $1.4 million, except that the change was fully offset by the application of a valuation allowance. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
     The Company continues its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company had $60,000 accrued for interest and had no accrued penalties as of September 30, 2007.
     The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit by Internal Revenue Service and state jurisdictions. The Company is subject to examination in various foreign jurisdictions, for which it believes it has established adequate reserves.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$4,061	$1,773	$12,994	$2,107

Weighted-average shares used in computing basic net income per common share	45,293	43,045	44,995	42,701
Dilutive common equivalent shares from stock compensation plans	1,245	877	1,560	745

Weighed-average shares used in computing diluted net income per common share	46,538	43,922	46,555	43,446

Basic net income per common share	$0.09	$0.04	$0.29	$0.05

Diluted net income per common share	$0.09	$0.04	$0.28	$0.05

Note 3. Comprehensive Income
     For the three and nine months ended September 30, 2007 and 2006, the components of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$4,061	$1,773	$12,994	$2,107
Other comprehensive income (loss):
Translation adjustment *	248	(80)	347	(73)
Unrealized gain on available-for-sale investments *	180	198	133	256

Comprehensive income	$4,489	$1,891	$13,474	$2,290

     Accumulated other comprehensive income (loss) as of September 30, 2007 and December 31, 2006 consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Unrealized gain (loss) on available-for-sale investments *	$47	$(86)
Cumulative translation adjustment *	397	50

Accumulated other comprehensive income (loss)	$444	$(36)

•	The tax effect on translation adjustments and unrealized gain (loss) was not significant.
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
     Expected Life. The expected life of options granted represents the period of time that they are expected to be outstanding. The Company estimated the expected life of options granted based on the Company’s history of option grants, exercises and cancelations. For options granted prior to January 1, 2006, the Company used tranche-specific assumptions with estimated expected lives for each of the four separate tranches. For options granted on or after January 1, 2006, the Company derived an average single expected life.
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
     The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected life from grant date of option (in years)	3.3	3.3	3.3	3.3
Risk-free interest rate	4.1%-4.8%	4.7%-5.1%	4.1%-5.0%	4.4%-5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	35.7%-35.9%	43.7%-48.1%	35.7%-37.2%	43.7%-59.5%
Weighted average expected volatility	35.8%	45.6%	36.7%	47.7%
     The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected life from grant date of ESPP (in years)	—	0.5	0.5	0.5
Risk-free interest rate	—	5.1%	5.1%	4.9%-5.1%
Expected dividend yield	—	0.0%	0.0%	0.0%
Expected volatility	—	33.2%	29.4-33.5%	30.0%-33.2%
Weighted average expected volatility	—	33.2%	31.4%	31.5%
     The following table summarizes the stock-based compensation expense for stock options, restricted stock units and awards granted under the ESPP that the Company recorded in accordance with SFAS No. 123R for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of revenues	$169	$157	$460	$494
Sales and marketing	450	352	1,325	967
Research and development	213	230	651	590
General and administrative	469	232	995	339

Total stock-based compensation expense	$1,301	$971	$3,431	$2,390

Note 5. Goodwill and Intangible Assets
     The carrying amounts of the goodwill and other intangible assets as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$44,103	$(41,099)	$3,004	$44,103	$(38,119)	$5,984
Patents and patent applications	4,506	(4,506)	—	4,506	(4,447)	59
Customer list	12,831	(12,054)	777	12,831	(9,584)	3,247
Non-compete agreements	9,009	(8,034)	975	9,009	(7,644)	1,365

Other intangible assets	$70,449	$(65,693)	4,756	$70,449	$(59,794)	10,655

Goodwill			189,315			190,935

			$194,071			$201,590

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The weighted average life for purchased technology, patents, customer list, existing contract and non-compete agreements is 3.1 years, 3.1 years, 3.9 years, 3.0 years and 2.5 years, respectively. The aggregate amortization expense of intangible assets was $1.8 million and $4.5 million for three months ended September 30, 2007 and 2006, respectively, and $5.9 million and $13.2 million for nine months ended September 30, 2007 and 2006, respectively. Of the $1.8 million amortization of intangible assets recorded in the three months ended September 30, 2007, $977,000 was recorded in cost of license revenues and $814,000 was recorded in operating expenses. Of the $4.5 million amortization of intangible assets recorded in the three months ended September 30, 2006, $3.7 million was recorded in cost of license revenues and $828,000 was recorded in operating expenses. Of the $5.9 million amortization of intangible assets for the nine months ended September 30, 2007, $3.4 million was recorded in cost of license revenues and $2.5 million was recorded in operating expenses. Of the $13.2 million amortization of intangible assets for the nine months ended September 30, 2006, $10.7 million was recorded in cost of license revenues and $2.5 million was recorded in operating expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $1.4 million in the remaining three months of 2007, $2.9 million in 2008 and $445,000 in 2009.
     The decrease of $1.6 million in goodwill in the nine months ended September 30, 2007 was due to the utilization of net operating losses of an acquired company.
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
     Excess Facilities
     During the three months ended September 30, 2007, the Company recorded $1,000 of additional restructuring expense to accrete the excess facilities obligations to present value.
     At September 30, 2007 the Company had $4.0 million accrued for excess facilities, which is payable through 2010. This accrual includes minimum lease payments of $4.9 million and estimated operating expenses of $1.1 million offset by estimated sublease income of $2.0 million and the present value discount of $2,000 recorded in accordance with SFAS No. 146. The facilities costs were estimated as of September 30, 2007. All of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. The Company reassesses this estimated liability each period based on current real estate market conditions. Accordingly, the estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could affect the Company’s consolidated financial condition and results of operations.

     The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

Excess
Years Ending December 31,	Facilities
2007 (remaining three months)	$471
2008	1,528
2009	1,080
2010	896

3,975
Present value discount of future lease payments	(2)

$3,973

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

Balance at December 31, 2006	$8,696
Restructuring and excess facilities recoveries	46
Accretion of restructuring obligations to present value	19
Cash payments	(4,788)

Balance at September 30, 2007	$3,973

Note 7. Borrowings
     The Company entered into a line of credit agreement with a financial institution, which was amended in July 2007. This line of credit agreement provides for borrowings up to $13.0 million until September 30, 2007 and $7.0 million from October 1, 2007 to July 31, 2008. Borrowings under the line of credit agreement are secured by cash, cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 8.25% at September 30, 2007, or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At September 30, 2007 and December 31, 2006, there were no borrowings under this line of credit agreement.
Note 8. Guarantees
     The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party - generally, the Company’s business partners, subsidiaries and/or customers in connection with any United States patent or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products or services. The term of these indemnification agreements is generally perpetual commencing after execution of the agreement. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements and does not expect the liability to be material.
     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of September 30, 2007, the Company does not have or require an accrual for product or service warranties.
     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at September 30, 2007.
Note 9. Interest Income and Other, Net
     Interest income and other, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$2,341	$1,632	$6,787	$4,438
Foreign currency gains (losses)	(61)	36	(128)	127
Other	(81)	(37)	314	(129)

	$2,199	$1,631	$6,973	$4,436

     For the nine months ended September 30, 2007, other included the receipt of $472,000 from amounts held in escrow related to the settlement of certain claims associated with the acquisition of Scrittura, Inc.
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

     Future minimum lease payments under non-cancelable operating leases, as of September 30, 2007, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments
2007 (remaining three months)	$1,340	$572	$1,912
2008	4,622	1,973	6,595
2009	2,823	1,258	4,081
2010	2,687	1,049	3,736
2011	2,834	—	2,834
After 2011	10,109	—	10,109

	$24,415	$4,852	$29,267

     At September 30, 2007, the Company had $3.6 million outstanding under standby letters of credit with financial institutions, which are secured by cash, cash equivalents and short-term investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2014.
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
     The following table presents geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
United States of America	$35,098	$34,409	$103,115	$94,153
United Kingdom	8,265	5,939	24,830	21,257
Other geographies	12,090	10,567	34,838	30,992

	$55,453	$50,915	$162,783	$146,402

	September 30,	December 31,
	2007	2006
Long-lived assets (excluding goodwill and intangible assets):
United States of America	$15,142	$3,083
International	1,647	1,732

	$16,789	$4,815

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
License	$21,225	$18,580	$61,856	$54,657
Customer support	24,104	21,941	71,106	64,021
Consulting	8,766	9,297	26,016	24,072
Training	1,358	1,097	3,805	3,652

	$55,453	$50,915	$162,783	$146,402

     No customer accounted for more than 10% of the total revenues for the three and nine months ended September 30, 2007 and 2006. At September 30, 2007 and December 31, 2006, no single customer accounted for more than 10% of the outstanding accounts receivable balance.
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
     Because our products are complex and involve a consultative sales model, our strategy is to market and sell our products and services primarily through a direct sales force. We look to augment those efforts through relationships with technology vendors, professional services firms, systems integrators and other strategic partners, which assist our direct sales force in obtaining customer leads and referrals. Approximately 54% of our new customer license orders for the three months ended September 30, 2007 were influenced by or co-sold with our strategic partners and resellers. In general, these partners and resellers perform the installation and integration, consulting and other services for the enterprises to which they influence the sale of or resell our products, and we are not engaged by their customers for these services.
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
     In the rapidly changing and increasingly complex and competitive information technology environment, we believe product differentiation will be a key to market leadership. Thus, our strategy is to continually work to enhance and extend the features and functionality of our existing products and develop new and innovative solutions for our customers. We have in the past and expect to continue to devote substantial resources to our research and development activities. As a percentage of total revenues, research and development expenses were 17% for the three months ended September 30, 2007 and 2006.
     We recorded income from operations of $3.5 million and $737,000 for the three months ended September 30, 2007 and 2006, respectively. We are focused on improving our operating margins by increasing our revenues and actively managing our expenses through improved productivity and utilization of economies of scale. As a significant portion of our expenses are employee-related, we manage our headcount from period to period. We had 791 employees worldwide at September 30, 2007 versus 774 employees at December 31, 2006. We also look to improve our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. Additionally, we pay close attention to other costs, including facilities and related expense, professional fees and promotional expenses, which are each significant components of our expense structure. While we have been carefully managing our costs and expenses relating to the operation of our business, our general and administrative expenses have increased significantly during 2007 as compared to 2006 as we have incurred significant accounting, legal and other expenses relating to the Audit Committee’s review of our historical stock option grant procedures and related accounting throughout 2007.
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

Results of Operations
Revenues
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
License	$21,225	$18,580	14%	$61,856	$54,657	13%
Percentage of total revenues	38%	36%		38%	37%
Support and service	34,228	32,335	6%	100,927	91,745	10%
Percentage of total revenues	62%	64%		62%	63%

	$55,453	$50,915	9%	$162,783	$146,402	11%

     Total revenues increased 9% to $55.5 million for the three months ended September 30, 2007 from $50.9 million for the three months ended September 30, 2006. Sales outside of the United States of America represented 37% and 32% of our total revenues for the three months ended September 30, 2007 and 2006, respectively. We believe that the increase in revenues was attributable to higher revenues from license, customer support and training services in most of our geographic regions, particularly in the United States of America and Europe. Total revenues increased 11% to $162.8 million for the nine months ended September 30, 2007 from $146.4 million for the nine months ended September 30, 2006. We believe that the increase in revenues in the nine months ended September 30, 2007 was attributable to higher revenues from all categories in all of our geographic regions.
     License. License revenues increased 14% to $21.2 million for the three months ended September 30, 2007 from $18.6 million for the three months ended September 30, 2006. License revenues represented 38% and 36% of total revenues for the three months ended September 30, 2007 and 2006, respectively. We believe that the increase in license revenues for the three months ended September 30, 2007 over the same period in 2006 was primarily due to higher information technology spending in most of our geographic regions, particularly in the United States of America and Europe. We had one license transaction exceeding $1.0 million in the three ended September 30, 2007 and in the same period of 2006. Our average selling prices were $195,000 and $158,000 for the three months ended September 30, 2007 and 2006, respectively, for transactions in excess of $50,000 in aggregate license revenues. License revenues increased 13% to $61.9 million for the nine months ended September 30, 2007 from $54.7 million in the same period in 2006. We believe that the increase in license revenues for the nine months ended September 30, 2007 over the prior year was attributable to higher information technology spending in all of our geographic regions, in particular the United States of America and Europe. License revenues represented 38% and 37% of total revenues for the nine months ended September 30, 2007 and 2006, respectively.
     Support and Service. Support and service revenues increased 6% to $34.2 million for the three months ended September 30, 2007 from $32.3 million for the same period in 2006. The increase in support and service revenues was primarily the result of a $2.2 million increase in customer support revenues from a larger installed base of customers and additional orders from our existing customers offset by a slight decrease in consulting services revenue. The consulting service revenue was comparably lower because of a number of large consulting engagements in 2006 and the early completion of a few consulting engagements with customer acceptance provisions in the three months ended September 30, 2006. Support and service revenues accounted for 62% and 64% of total revenues for the three months ended September 30, 2007 and 2006, respectively. Support and service revenues increased 10% to $100.9 million for the nine months ended September 30, 2007 from $91.7 million for the same period in 2006. The increase in support and service revenues was primarily the result of a $7.1 million increase in customer support revenues from a larger installed base of customers and additional orders from our existing customers and a $1.9 million increase in consulting services revenues. Support and service revenues accounted for 62% and 63% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. Our support renewal rates have not fluctuated significantly during these periods.
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
Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
License	$1,859	$4,426	(58)%	$5,905	$13,015	(55)%
Percentage of total revenues	3%	9%		4%	9%
Percentage of license revenues	9%	24%		10%	24%
Support and service	13,915	13,140	6%	40,548	37,324	9%
Percentage of total revenues	25%	26%		25%	25%
Percentage of support and service revenues	41%	41%		41%	41%

	$15,774	$17,566	(10)%	$46,453	$50,339	(8)%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 9% and 24% of license revenues for the three months ended September 30, 2007 and 2006, respectively. Cost of license revenues represented 10% and 24% of license revenues for the nine months ended September 30, 2007 and 2006, respectively. The decrease in cost of license revenues in absolute dollars and as a percentage for the three months and nine months ended September 30, 2007 from the same periods in 2006 was attributable primarily to the decrease in amortization of purchased technology. The decrease in amortization of purchased technology is due to a reduction in the amortization of certain purchased technology associated with certain acquisitions, which have become fully amortized in the three months ended September 30, 2007.
     Based solely on acquisitions completed through the nine months ended September 30, 2007 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $897,000 for the remaining three months of 2007, $2.6 million in 2008 and $445,000 for 2009. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded in our software are under fixed-fee arrangements. Further, the acquisition of Optimost in November 2007 will increase the amortization of purchased technology.
     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and customer support personnel, costs associated with furnishing product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 6% from $13.1 million to $13.9 million in the three months ended September 30, 2007 from the same period in 2006. The increase in cost of support and service revenues in the three months ended September 30, 2007 from the same period in 2006 was due primarily to a $326,000 increase in personnel related costs and an increase in travel costs of $100,000. Cost of support and service revenues represented 41% of support and service revenues for the three months ended September 30, 2007 and 2006. Cost of support and service revenues increased 9% to $40.5 million for the nine months ended September 30, 2007 from $37.3 million for the same period in 2006. The increase in cost of support and service revenues in the nine months ended September 30, 2007 from the same period in 2006 was due primarily to a $1.4 million increase in personnel related costs, resulting primarily from additional headcount, higher subcontractor fees of $1.1 million as a result of the increased usage of outside consulting firms to supplement our current services capacity and a $347,000 increase in travel expenses attributable to higher levels of activity in our consulting services engagements. Cost of support and service revenues represented 41% of support and service revenues in the nine months ended September 30, 2007 and 2006. The consistent percentage in cost of support and service revenues as a percentage of its related revenues represents stable growth in all categories of support and service revenues, as well as stable growth in the associated costs. Support and service headcount was 225 and 212 at September 30, 2007 and 2006, respectively.
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
Operating Expenses
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Sales and marketing	$19,000	$18,877	1%	$59,008	$56,446	5%
Percentage of total revenues	34%	37%		36%	39%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased slightly for the three months ended September 30, 2007 from the same period in 2006. Sales and marketing expenses increased 5% to $59.0 million for the nine months ended September 30, 2007 from $56.4 million for the same period in 2006. The increase in sales and marketing expenses in the nine months ended September 30, 2007 from the same period in 2006 was due primarily to a $1.6 million increase in marketing program expense, a $1.0 million increase in personnel-related costs including a $601,000 accrual for severance cost for a former employee, a $358,000 increase in stock-based compensation offset by $885,000 decrease in use of outside services and travel expenses. Sales and marketing expenses represented 34% and 37% as a percentage of total revenues in the three months ended September 30, 2007 and 2006, respectively and represented 36% and 39% as a percentage of total revenues in the nine months ended September 30, 2007 and 2006, respectively. The decrease in sales and marketing expenses as a percentage of total revenues is due to higher total revenues and lower headcount in 2007 as compared to 2006. Sales and marketing headcount was 234 and 236 at September 30, 2007 and 2006, respectively.
     We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.
     Research and Development
     The following sets forth, for the periods indicated, our research and development expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Research and development	$9,552	$8,902	7%	$27,928	$25,984	7%
Percentage of total revenues	17%	17%		17%	18%
     Research and development expense consists of salaries and benefits, third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expense increased 7% to $9.6 million in the three months ended September 30, 2007 from $8.9 million for the same period in 2006. The increase in the three months ended September 30, 2007 from the same period in 2006 was primarily due to a $241,000 increase in third-party contractor fees, a $136,000 increase in personnel related costs due to salary adjustment and a $52,000 increase in travel expenses. Research and development expense increased 7% to $27.9 million for the nine months ended September 30, 2007 from $26.0 million for the same period in 2006. The increase in the nine months ended September 30, 2007 from the same period in 2006 was primarily due to a $577,000 increase in personnel related costs due to salary adjustment, a $533,000 increase in third-party contractor fee, a $98,000 increase in travel expense and a $61,000 increase in stock-based compensation. Research and development expense was 17% of total revenues in the three months ended September 30, 2007 and 2006 and was 17% and 18% for the nine months ended September 30, 2007 and 2006, respectively. Research and development headcount was 230 at September 30, 2007 and 2006. We expect research and development expenses in 2007 will decline slightly as a percentage of total revenues when compared to 2006 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.
     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
General and administrative	$6,812	$3,964	72%	$17,742	$13,015	36%
Percentage of total revenues	12%	8%		11%	9%
     General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expenses increased 72% to $6.8 million for the three months ended September 30, 2007 when compared to the same period ended September 30, 2006. General and administrative expenses increased 36% to $17.7 million for the nine months ended September 30, 2007 from $13.0 million for the same period in 2006. For the three and nine months ended September 30, 2007, we incurred $2.0 million and $4.5 million, respectively, in accounting and legal expenses relating to our voluntary review of historical stock option grant procedures. Also in the three and nine months ended September 30, 2007, we incurred additional rent expense of $152,000 and $758,000, respectively, associated with our new corporate headquarters while we are in the process of completing tenant improvements. We occupied the new headquarters in July 2007. Besides these expenses, the increase in the three months ended September 30, 2007 is also due to a $612,000 increase in personnel-related costs related primarily to the hiring of our Chief Executive Officer and salary adjustment for the majority of our employees in July 2007 and a $273,000 increase in stock-based compensation. In the nine months ended September 30, 2007, we incurred $1.2 million in personnel-related costs related primarily to the hiring of our new Chief Executive Officer. In the same period in 2006, we incurred $1.6 million non-recurring charges related to the retirement of our former Chief Executive Officer. General and administrative expenses represented 12% and 8% of total revenues in the three months ended September 30, 2007 and 2006, respectively and 11% and 9% of total revenues for the nine months ended September 30, 2007 and 2006, respectively. General and administrative headcount was 102 and 92 at September 30, 2007 and 2006, respectively. We expect the general and administrative expenses will increase in 2007 when compared to 2006 due to the hiring of our new Chief Executive Officer. Further, in 2007, we incurred and expect to incur significant accounting and legal expense relating to the Audit Committee’s review of our historical stock option grant procedures and related activities. In addition, we incurred additional rent expense associated with our new corporate office in the first seven months of 2007 and moving costs in the third quarter of 2007.
     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Amortization of intangible assets	$814	$828	*	$2,470	$2,484	*
Percentage of total revenues	1%	2%		2%	2%

*	percentage not meaningful

     Amortization of intangible assets was $814,000 and $828,000 for the three months ended September 30, 2007 and 2006, respectively, and $2.5 million for the nine months ended September 30, 2007 and 2006. Based on the intangible assets recorded as of September 30, 2007, we expect amortization of intangible assets classified as operating expenses to be $469,000 in the remaining three months of 2007 and $308,000 in 2008. We expect to incur additional amortization expense associated with the acquisition of Optimost in November 2007 (which is not included in the above estimate) and may incur additional amortization expense to the extent we make additional acquisitions.
     We performed our annual impairment test on goodwill in the third quarter of 2007. Based on this testing, we determined that the carrying value of recorded goodwill of $189.3 million had not been impaired. Accordingly, no impairment charge was recorded as a result of this testing. Generally accepted accounting principles in the United States of America require that we review the value of goodwill and intangible assets from time to time to determine whether the recorded values of these assets have been impaired and should be reduced. We perform impairment assessments on an interim basis when indicators exist that goodwill or our intangible assets may be impaired. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.
     Restructuring and Excess Facilities Charges (Recoveries)
     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Restructuring and excess facilities charges (recoveries)	$1	$41	*	$65	$(887)	*

*	percentage not meaningful
     During the three and nine months ended September 30, 2007, the Company recorded $1,000 and $19,000, respectively, of additional restructuring expense to accrete the excess facilities obligations to present value. During the nine months ended September 30, 2007, we also recorded additional charges of $46,000 to increase the operating expenses for certain of our previously abandoned facilities.
     For the three and nine months ended September 30, 2006, we recorded $31,000 and $126,000, respectively, of additional restructuring expense to accrete the remaining excess facilities obligations to present value. During the three months ended September 30, 2006, we recorded charges of $10,000 to true up the remaining costs for the excess facilities with leases expiring in 2007. During the nine months ended September 30, 2006, we reversed $1.0 million of the previously recorded restructuring accrual as a result of revisions to estimated operating expenses for certain of our previously abandoned facilities. We also reversed $15,000 of the previously recorded restructuring accrual related to litigation exposure and expected legal costs associated with an employee termination.
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

Interest Income and Other, Net
     The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Interest income and other, net	$2,199	$1,631	35%	$6,973	$4,436	57%
Percentage of total revenues	4%	3%		4%	3%
     Interest income and other is composed of interest earned on our cash, cash equivalents and short-term investments, foreign exchange transaction gains and losses and other income. Interest income and other increased 35% to $2.2 million for the three months ended September 30, 2007 from $1.6 million for the three months ended September 30, 2006. For the nine months ended September 30, 2007, interest and other income increased 57% to $7.0 million from $4.4 million in the same period in 2006. This increase was due primarily to higher interest rates on our higher cash and investments balance and the distribution to us of $472,000 from amounts held in escrow pending settlement of certain claims associated with our acquisition of Scrittura, Inc. as a result of the settlement of those claims.
Provision for Income Taxes
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	Change	2007	2006	Change
Provision for income taxes	$1,638	$595	175%	$3,096	$1,350	129%
Percentage of total revenues	3%	1%		2%	1%
     We recorded an income tax provision of $1.6 million and $3.1 million for the three and nine months ended September 30, 2007, respectively, and a provision of $595,000 and $1.4 million for the three and nine months ended September 30, 2006, respectively. The income tax provisions for each of these periods were comprised primarily of foreign income taxes and foreign withholding taxes, and also included a provision for federal alternative minimum and state income taxes. Additionally, the provision for the nine months ended September 30, 2007 was impacted by the utilization of net operating losses, the benefit of which was recorded to goodwill.
     The effective tax rate for the nine months ended September 30, 2007 was calculated based on the results of operations for the nine months ended September 30, 2007, and does not reflect an annual effective tax rate. Since we cannot consistently predict our future operating income, or in which jurisdiction it will be earned, we are not using an annual effective tax rate to apply to the income before income taxes for the nine-month period ended September 30, 2007.
     The effective tax rate for the nine months ended September 30, 2007 was 19% compared with 39% for the comparable period ended September 30, 2006. This change in the effective rate was primarily due to higher income before income taxes for the nine months ended September 30, 2007 as compared to the same period in 2006. Additionally, we incur withholding taxes, which are comparable betweem the two periods and are not determined based on income before income taxes. The provision for income taxes for the nine months ended September 30, 2007 was also impacted by the utilization of net operating losses from acquired entities, the benefit of which was recorded as goodwill.
     We adopted the provisions of FIN No. 48 on January 1, 2007. We have an unrecognized tax benefit of approximately $2.9 million which did not change significantly during the three months ended September 30, 2007. The unrecognized tax benefit is exclusive of accrued interest and penalties. Of these unrecognized tax benefits, $2.9 million would reduce the effective tax rate upon recognition. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is zero. The application of FIN No. 48 would have resulted in an increase in accumulated deficit of $1.4 million, except that the change was fully offset by the application of a valuation allowance. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. The Company historically classified unrecognized tax benefits in current tax payable. As a result of adoption of FIN No. 48, the unrecognized tax benefits were reclassified to long-term income taxes payables.

     We continue our practice of recognizing interest and penalties related to income tax matters in income tax expense. We had $60,000 accrued for interest and had no accrued penalties as of September 30, 2007.
     We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. We are not currently under audit by Internal Revenue Service and state jurisdictions. We are subject to examination in various foreign jurisdictions, for which we believe we have established adequate reserves. In our significant jurisdictions, the 1998 to 2006 tax years remain subject to examination by the appropriate governmental agencies.
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
     Realization of our deferred tax assets is dependent primarily upon future Unites States taxable income. Based on our forecast of income before income taxes and our continual assessment regarding the realizability of our deferred tax assets, we may release some portion of our of valuation allowance that is not related to stock options. Such release could have a significant impact on our effective tax rate during the quarter in which this assessment is made.
Liquidity and Capital Resources

	September 30,	December 31,
	2007	2006
	(in thousands)
Cash, cash equivalents and short-term investments	$197,887	$176,461
Working capital	$142,125	$120,294
Stockholders’ equity	$347,194	$323,960
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
     A number of non-cash items were charged to expense in the three and nine months ended September 30, 2007 and 2006. These items include depreciation and amortization of property and equipment and intangible assets and stock-based compensation. Although these non-cash items may increase or decrease in amount and, therefore, cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.
     Cash provided by operating activities for the nine months ended September 30, 2007 was $27.1 million, representing an increase of $8.2 million from the same period in 2006. This increase primarily resulted from our net income, after adjusting for non-cash items, and increases in accounts payable, accrued liabilities and prepaid expenses, decreases in accounts receivable and deferred revenue, offset by payments to reduce our restructuring and excess facilities accrual. In the three months ended September, 2007, we received $3.3 million from our landlord as allowance to our cost of leasehold improvements for our new headquarters facility. Payments made to reduce our restructuring and excess facilities obligations totaled $4.8 million in the nine months ended September 30, 2007. Our days sales outstanding in accounts receivable (“days outstanding”) were 55 days and 59 days at September 30, 2007 and December 31, 2006, respectively.
     Cash provided by operating activities for the nine months ended September 30, 2006 was $19.0 million. This amount primarily resulted from our net income, after adjusting for non-cash items, and increases in accounts payable, accrued liabilities, decreases in accounts receivable, offset by payments to reduce our restructuring and excess facilities accrual.

     Cash provided by investing activities was $314,000 for the nine months ended September 30, 2007. This resulted from net proceeds out of our cash and cash equivalents for the maturities of short-term investments of $15.1 million and $14.7 million to purchase property and equipment primarily for leasehold improvements to and furniture for our new headquarters facility.
     Cash used in investing activities was $21.4 million for the nine months ended September 30, 2006. This resulted from net payments out of our cash and cash equivalents for the purchase of short-term investments of $17.1 million; $1.6 million in purchased technology and $2.7 million to purchase property and equipment.
     Cash provided from financing activities was $7.1 million and $7.9 million for the nine months ended September 30, 2007 and 2006, respectively, and consists of cash received from the exercise of common stock options and shares issued under the Company’s employee stock purchase plan.
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
     Bank Borrowings. We have a line of credit available to us at September 30, 2007, which is secured by cash, cash equivalents and investments. This line of credit agreement provides for borrowings up to $13.0 million until September 30, 2007 and $7.0 million from October 1, 2007 to July 31, 2008. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under our line of credit. The line of credit primarily serves as collateral for letters of credit required by our facilities leases. There were no outstanding borrowings under this line of credit as of September 30, 2007.

     Facilities. We lease facilities under operating lease agreements that expire at various dates through 2016. As of September 30, 2007, minimum cash payments due under operating lease obligations for our occupied and excess facilities totaled $29.3 million. The following table presents our prospective future lease payments under these agreements as of September 30, 2007, which includes estimated operating expenses offset by estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Total
2007 (remaining three months)	$1,340	$572	$220	$119	$471	$1,811
2008	4,622	1,973	802	357	1,528	6,150
2009	2,823	1,258	523	345	1,080	3,903
2010	2,687	1,049	452	299	896	3,583
2011	2,834	—	—	—	—	2,834
Thereafter	10,109	—	—	—	—	10,109

	$24,415	$4,852	$1,997	$1,120	3,975	$28,390

Present value discount of future lease payments					(2)

Obligations for excess facilities as of September 30, 2007					$3,973

     Our total lease commitment for our occupied facilities of $24.4 million includes a total of $12.4 million operating lease payments associated with our new headquarters in San Jose, California over the term of the lease. The lease commenced August 1, 2007 and will expire on July 31, 2014.
     Some of our lease agreements contain clauses which require us to restore occupied leased premises to their original shape and condition. We may or may not incur costs to fulfill the obligation in accordance with the terms of our lease agreements.
     The restructuring and excess facilities accrual at September 30, 2007 includes minimum lease payments of $4.9 million and estimated operating expenses of $1.1 million offset by estimated sublease income of $2.0 million and the present value discount of $2,000. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third-party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At September 30, 2007, we had $3.6 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments.
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

Off-Balance Sheet Arrangements
     We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 30, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
     We have entered into operating leases for most United States and international offices in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of September 30, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2016. Rent expense under operating leases were $2.0 million and $7.8 million for the three and nine months ended September 30, 2007, respectively, and $1.9 million and $5.9 million for the three and nine months ended September 30, 2006, respectively. Future minimum lease payments under our operating leases as of September 30, 2007 are detailed previously in “Liquidity and Capital Resources.”
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
     Accounting for Stock-Based Compensation. Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method, in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock options granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Since we elected to use the modified prospective transition method, the consolidated results of operations have not been restated for prior periods. At September 30, 2007, there was $13.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 3.0 years.
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
     In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will be realized from future taxable income. We also review our net operating loss and credit carryforwards to assess the impact of statutory limitations. We establish a valuation allowance if we determine that it is more likely than not that some portion of the deferred tax assets will not be realized. Changes in the valuation allowance, when recorded, would be included in our consolidated statements of operations as a provision for (benefit from) income taxes. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. As of September 30, 2007, we assessed the need for a valuation allowance against our deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the deferred tax assets would not be fully realized.
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
     We have determined that we have one reporting unit. We performed and completed the required annual impairment testing in the third quarter of 2007. Upon completing our review, we determined that the carrying value of the recorded goodwill had not been impaired and no impairment charge was recorded. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. Although we determined in 2006 that the recorded goodwill had not been impaired, changes in the economy, the business in which we operate and our own relative performance may result in goodwill impairment in future periods. Accordingly, future changes in market capitalization could result in significantly different fair values of the reporting unit, which may impair goodwill.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We have no material changes to the quantitative and qualitative disclosures about market risk during the first nine months of 2007. Reference is made to our disclosures in Item 7A. of our report on Annual Report on Form 10-K for the year ended December 31, 2006.
ITEM 4. CONTROLS AND PROCEDURES.
Audit Committee Voluntary Stock Option Review
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
     Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     Information with respect to this Item may be found under the caption “Litigation” and in Note 11 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which information is incorporated into this Item by reference.
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
     We have incurred operating losses for most of our history. Although we have recently begun reporting net income, we had an accumulated deficit of $418.0 million as of September 30, 2007. We must increase both our license and support and service revenues to sustain profitable operations and positive cash flows. If we are able to maintain profitability and positive cash flows, we cannot assure you that we can sustain or increase profitability or cash flows on a quarterly or annual basis in the future. Failure to achieve such financial performance would likely cause the price of our common stock to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.
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
     Our support and service revenues represented approximately 62%, 61% and 58% of total revenues for the years ended December 31, 2006, 2005 and 2004, respectively and 62% for the nine months ended September 30, 2007. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, any reduction in license revenue is likely to result in lower support and services revenue in the future.
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

ITEM 6. EXHIBITS

Exhibit No.	Description
10.01	Employment Agreement between Registrant and Scipio M. Carnecchia (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on December 14, 2007)

10.02	Employment Agreement between Registrant and John E. Calonico, Jr. (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on December 14, 2007)

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

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
Chief Executive Officer

/s/ John E. Calonico, Jr.
John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.
EXHIBIT INDEX
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2007

Number	Exhibit Title
10.01	Employment Agreement between Registrant and Scipio M. Carnecchia (incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on December 14, 2007)

10.02	Employment Agreement between Registrant and John E. Calonico, Jr. (incorporated by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Commission on December 14, 2007)

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.