Form 10-K
period 2007-12-31
INTERWOVEN INC
filed 2008-03-14
CIK 1042431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2007
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

(408) 774-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 as approximately $627,805,000 (based on the last reported sale price of $14.04 on June 29, 2007 on The NASDAQ Global Market).

The number of shares outstanding of the Registrant’s common stock as of February 29, 2008 was approximately 45,525,000.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant’s 2008 Annual Meeting of Stockholders to be held June 5, 2008 are incorporated by reference in Part III of this Annual Report on Form 10-K.

INTERWOVEN, INC.

Interwoven, Interwoven & Design, ControlHub, DealConnect, DeskSite, EnConnect, EnMonitor, FileSite, iManage, iManage Intrago, LiveSite, MediaBin, MetaCode, MetaFinder, MetaTagger, OffSite, OpenDeploy, Optimost, Scrittura, SmartPublisher, TeamCatalog, TeamSite, TeamXML, TeamXpress, WorkDocs, WorkPortal, WorkRoute, WorkSite, WorkTeam, the respective taglines, logos and service marks are trademarks of Interwoven, Inc., which may be registered in certain jurisdictions. All other trademarks are owned by their respective owners.

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

Overview

Interwoven is a provider of content management software solutions. Our software and services enable organizations to leverage content to drive business growth by improving online business performance, increasing collaboration and streamlining business processes. Our approach combines user-friendly simplicity with IT performance and scalability to unlock the value of content. Since our inception, over 4,200 enterprise and professional services organizations in 60 countries worldwide have chosen Interwoven.

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

Interwoven Solutions and Products

Solution Areas

Interwoven provides solutions for the enterprise, professional services firms and global capital markets.

Interwoven Solutions for the Enterprise

Interwoven helps organizations maximize their online business performance, extend and protect their brands, optimize their marketing investments and provide a consistent and engaging experience across their points of contact with their customers. Our solutions include:

•	Interwoven Web Content Management enables organizations to transform their online presence, protect their brand online, comply with corporate governance standards and improve operational efficiency across Web-based initiatives.

•	Interwoven Marketing Asset Management enables self-service access to current and approved rich-media marketing content and helps marketing organizations to consistently and effectively promote products and brands.

•	Interwoven Composite Application Provisioning standardizes the method by which changes to code, content and configuration are aggregated, synchronized and deployed. This solution increases efficiency and reduces provisioning costs, accelerates application time-to-market, and eliminates error-prone manual processes.

•	Interwoven Collaborative Document Management allows organizations to better manage the creation, distribution and use of documents, enabling businesses to get to market faster, accelerate the negotiation and contract process, understand intellectual property, manage written assets and improve the productivity of people and content inside and outside the enterprise.

•	Interwoven Segmentation and Analytics enables marketing organizations to deliver more compelling and relevant online experiences, target content and offers to high value segments, and optimize the return on customer interactions based on analyzed behavior, resulting in increased conversions, greater competitive differentiation and more interactive dialogues with customers.

•	Interwoven Multivariable Testing and Website Optimization optimizes a wide range of online marketing elements, such as landing pages, registration pages, shopping carts, credit card pages, banner ads, email creatives and Web applications. By exposing different combinations of content to different visitors and then measuring visitors’ actions, this solution can identify the most compelling combination of content and layout to drive increased online conversions.

Interwoven Solutions for Professional Services Firms

Many professional services firms — including law firms, accounting firms and management consultants — rely on Interwoven to organize, find and govern large volumes of information, improve their practices, help mitigate regulatory risk, streamline processes and enhance client service. Professional services firms use our solutions to manage the entire client engagement lifecycle, share information securely throughout their business and with clients, enhance worker efficiency, enhance mobile productivity and retain client-related information — including e-mail — in one place. These solutions include:

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

•	Document Management — Interwoven WorkSitetm provides collaboration and document management capabilities that enable organizations to capture, develop, manage, share, review, approve and archive multiple forms of electronic media. WorkSite is designed to provide quick and intuitive document storing, location and retrieval within an environment that provides rich collaboration and project based context to capture the highest level of organizational knowledge and facilitate team information exchange. With WorkSite, documents, e-mails, voicemail, images, schedules, tasks and calendars are combined within a single project environment that provides a comprehensive set of document handling features, including check-in/check-out, version control, full-text and metadata search and document-level security and permissions.

•	Web Content Management — Interwoven Web Content Management Suite provides the capabilities needed to build, deploy and integrate content management for the enterprise. With Interwoven Web content management, companies can easily and cost effectively create and manage up to hundreds of thousands of Websites. Companies can centralize the control of site architecture, navigation and presentation, distribute site development, deployment and ongoing management to individual business units, and improve the ability of content contributors and editors to add, modify, and approve content within the context of individual Web initiatives. Interwoven Web content management provides the foundation and tools for effectively using the Web and all of its complex permutations to increase business value, improve productivity, and reduce information technology expenses. The suite is made up of the following products:

•	Interwoven TeamSite® provides a content management platform to manage authoring, site design and layout, workflow and approval, archiving and content tagging.

•	Interwoven TeamPortaltm enables content contributors, reviewers and approvers to access the TeamSite system via industry-standard portals, such as IBM WebSphere and BEA WebLogic.

•	Interwoven LiveSite® powers dynamic, online content delivery and Web 2.0 capabilities such as blogs, Really Simple Syndication and other social computing functionality.

•	Interwoven MetaTagger® automates the tagging of content to increase accessibility and relevance for customers.

•	Interwoven OpenDeploy® provides multi-tiered, multi-stage, transaction based deployment and provisioning of content, code, and configurations.

•	Interwoven Targeting provides user segmentation, rules creation and management and dynamic, targeted content delivery.

•	Multivariable Optimization — Interwoven Optimost provides a multivariable testing and Website optimization solution on a software-as-a-service delivery model.

•	Digital Asset Management — Interwoven MediaBin® helps organizations effectively manage, distribute, and publish the thousands of customer-facing digital assets our customers typically use to promote products and brands. MediaBin enables marketing teams to provide their global sales force and business partners with instant, self-service access to current and approved marketing content — including photographs, logos, presentations, audio, video and more. When used in conjunction with Interwoven TeamSite, MediaBin streamlines the usage of rich media content across global Web properties and other channels.

•	Records Management — Interwoven RecordsManager provides for the application and management of retention policy for paper, electronic documents and e-mail in a single solution. Enabling the management of all forms of records, Interwoven RecordsManager aids organizations in controlling records consistently and effectively across offices, media types and systems, reducing the cost of managing records and the risk from inconsistent application of records policies. Interwoven RecordsManager is integrated with WorkSite.

•	Unified Search — Interwoven Universal Search — Professional Services Edition unifies content across multiple internal and external content sources within a single search environment and presents easy to navigate results quickly in a user-friendly Web interface, with enhanced filtering capabilities. Interwoven Universal Search — Professional Services Edition is powered by Vivisimo Velocity, a third party software vendor.

•	E-Mail Management — Interwoven E-Mail Management provides organizations a multiple-path solution to assist in the capture and storage of e-mail within the unified context of a project, engagement or matter file — reducing the burden on e-mail servers, and transforming e-mail from an isolated knowledge source into an asset that can be shared across all locations, easily and securely.

•	Content Integration — The Interwoven Content Integration Module provides an integration framework for connecting content-centric business processes and systems. For example, this module enables integration between our products such as Interwoven MetaTagger, Interwoven WorkSite MP and Interwoven TeamSite.

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

Consulting.  We offer strategic consulting and implementation services to our customers for the deployment of our software and the integration of our applications with third-party software. Consulting services revenues also include subscription revenues relating to our multivariable testing and Website optimization services. Our professional services team works directly with our customers as well as with our resellers and strategic partners. We have and continue to employ third-party subcontractors to accommodate customer demands in excess of the capacity of our in-house consulting organization. Our consulting services are generally offered on a time and materials basis.

Training.  We offer a training curriculum for our customers, partners and system integrators designed to provide the knowledge and skills to deploy, use and maintain our products successfully. These training classes focus on the technical aspects of our products as well as related best practices and business processes. We hold classes in various locations, including our training facilities in San Jose, California; Rockville, Maryland; and Chicago, Illinois; and in Europe and Asia Pacific. We generally charge a daily fee for such classes. Web-based training is also available on a per-course basis online as well as education consulting on a time and materials basis to address customer-specific curriculum needs.

Customers

Our software products and services are marketed and sold to a diverse group of customers in a broad range of industries. Our customers typically include businesses looking to unify people, content and processes to reduce business risk, accelerate time-to-value and/or sustain lower total cost of ownership. We believe that our customers typically consider content management applications to be critical to their success. No single customer accounted for 10% or more of our total revenues in the years ended December 31, 2007, 2006 or 2005. Revenues from customers in the United States of America accounted for 63%, 64% and 68% of our total revenues in the years ended December 31, 2007, 2006 and 2005, respectively.See Note 16 of the Notes to Consolidated Financial Statements.

Sales and Marketing

We market and license our software products and services primarily through a direct sales force, and we augment our sales efforts through relationships with technology vendors, professional service firms, systems integrators and other strategic partners. We have sales offices and maintain operations in Australia, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, People’s Republic of China, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom and in various locations throughout the United States. Reflecting our commitment to our international initiatives, we have introduced localized versions of our software for several major European and Asia Pacific markets.

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

Research and Development

Since our inception, we have devoted significant resources to develop our products, solutions and technologies. We believe that our future success will depend, in large part, on our ability to develop new product offerings and enhance and extend the features of our existing products. Our product development organization is responsible for product architecture, core technology, quality assurance, documentation and expanding the ability of our products to operate with leading hardware platforms, operating systems, database management systems and key electronic commerce transaction processing standards. We currently have research and development operations in San Jose, California; Chicago, Illinois; Atlanta, Georgia; and Austin, Texas; and in Bangalore, India.

Our research and development expenditures were $37.4 million, $35.1 million and $31.5 million in the years ended December 31, 2007, 2006 and 2005, respectively. All research and development expenditures have been expensed as incurred. We have devoted and expect to continue to devote substantial resources to our research and development activities.

Acquisitions

An acquisition program is an important element of our overall corporate strategy and, over the past several years, we have focused on expanding our product offerings in the content management market through acquisition. In recent years, we have added through acquisition of products and solutions with digital asset management, collaborative document management, records management, content publishing, Website optimization and capital markets vertical market capabilities. In November 2007, we completed the acquisition of Optimost LLC (“Optimost”). For further discussion of our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements. We may acquire businesses and technologies that enhance and expand our product offerings or increase our market share and we may dispose of businesses and technologies that are no longer strategic in the future.

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

Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Stellent, Inc. by Oracle Corporation; Captiva Software Corporation, Documentum, Inc. and RSA Security Inc. by EMC Corporation; Cognos, Inc. and FileNet, Inc. by IBM; Artesia Technologies, Inc. and Hummingbird, Ltd. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.

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

Seasonality

Our business is influenced by seasonal trends, largely due to customer buying patterns. These trends may include higher license revenues in the fourth quarter as many customers complete annual budgetary cycles and lower license revenues in the first quarter and summer months when many of our prospects and customers experience lower sales, particularly in Europe. Our consulting and training services are negatively impacted in the fourth quarter due to the holiday season, in which fewer billable hours are available for our consultants and fewer training classes are scheduled by our customers.

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

We currently have 32 issued United States patents and 20 issued foreign patents. These patents have remaining lives ranging from 2 to 15 years, with an average remaining life of 9 years. We also have applied for 6 other patents in the United States and we have 28 pending foreign patent applications. It is possible that no patents will be issued from our currently pending patent applications and that our existing patents may be found to be invalid or unenforceable, or may be successfully challenged. It is also possible that any patent issued to us may not provide us with competitive advantages or that we may not develop future proprietary products or technologies that are patentable. Additionally, we have not performed a comprehensive analysis of the patents of others that may limit our ability to do business. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent or on the combination of all of our patents.

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

Employees

As of December 31, 2007, we had 888 employees, including 261 in sales and marketing, 243 in research and development, 276 in support and professional service and 108 in general and administrative functions. Of these employees, 615 were located in North America, 173 were located in the Asia Pacific region and 100 were located in Europe. Our future success depends in part on our ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, other than statutory unions required by law in certain European countries. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

We may not be able to sustain profitability.

We have incurred operating losses for most of our history and had an accumulated deficit of $407.3 million as of December 31, 2007. We must increase both our license and support and service revenues to sustain profitable operations and positive cash flows. If we are able to maintain profitability and positive cash flows, we cannot assure you that we can sustain or increase profitability or cash flows on a quarterly or annual basis in the future. Failure to achieve such financial performance would likely cause the price of our common stock to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.

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

Adverse changes in general economic or political conditions could adversely affect our operating results.

Our business can be affected by a number of factors that are beyond our control such as general geopolitical and economic conditions, conditions in the financial services markets, the overall demand for enterprise software and services and general political and economic developments. A weakening of the global economy, or economic conditions in the United States or other key markets, could cause delays in and decreases in demand for our products. For example, there is increasing uncertainty about the direction and relative strength of the United States economy because of the various challenges that are affecting it. If economic conditions in the United States and other key countries deteriorate, many customers may delay or reduce information technology spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.

Our revenues depend on a small number of products and markets, so our results are vulnerable to shifts in demand.

For the years ended December 31, 2007, 2006 and 2005, we believe that a significant portion of our total revenue was derived from our Interwoven TeamSite and Interwoven WorkSite products and related services, and we expect this to be the case in future periods. Accordingly, any decline in the demand for these products and related services will have a material and adverse effect on our consolidated financial results.

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

Our support and service revenues represented approximately 62%, 62% and 61% of total revenues for the years ended December 31, 2007, 2006 and 2005. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, any reduction in license revenue is likely to result in lower support and services revenue in the future.

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

For the years ended December 31, 2007, 2006 and 2005, we recognized support revenues of $95.9 million, $86.6 million and $76.8 million, respectively. Our support agreements typically have a term of one year and are renewable thereafter for periods generally of one year. Customer support revenues are primarily influenced by the number and size of new support contracts sold in connection with software licenses and the renewal rate of existing support contracts. Customers may elect not to renew their support agreements, renew their support contracts at lower prices or may reduce the license software quantity under their support agreements, thereby reducing our future support revenue.

Our international operations have a significant impact on our overall operating results.

We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the years ended December 31, 2007, 2006 and 2005, revenues from our international operations were approximately 37%, 36% and 32% of our total revenues, respectively. In addition, for the year ended December 31, 2007, more than 20% of our operating expenses were attributable to international operations. Sales generated and expenses incurred outside of the United States are denominated in currencies other that the United States Dollar. We anticipate devoting significant resources and management attention to international opportunities and managing our international operations. This subjects us to a number of risks and uncertainties including:

•	foreign currency fluctuations;

•	difficulties in attracting and retaining staff (particularly sales personnel) and managing foreign operations;

•	the expense of foreign operations and compliance with applicable laws;

•	political and economic instability;

•	the expense of localizing our products for sale in various international markets and providing support and services in the local language;

•	reduced protection for intellectual property rights in some countries;

•	protectionist laws and business practices that favor local competitors;

•	difficulties in the handling of transactions denominated in foreign currency and the risks associated with foreign currency fluctuations;

•	regulation by United States federal and state laws, including the Foreign Corrupt Practices Act, and foreign laws, regulations and policies;

•	changes in multiple tax and regulatory requirements;

•	the effect of longer sales cycles and collection periods or seasonal reductions in business activity; and

•	economic conditions in international markets.

Any of these risks could reduce revenues from international locations or increase our cost of doing business outside of the United States.

Fluctuations in the exchange rates of foreign currency, particularly in Euro, British Pound and Australian Dollar and the various other local currencies of Europe and Asia, may harm our business.

We are exposed to movements in foreign currency exchange rates because we translate foreign currencies into United States Dollars for financial reporting purposes. Our primary exposures have related to operating expenses and sales in Europe and Asia that were not United States Dollar-denominated. Weakness in the United States Dollar compared to foreign currencies has significantly increased the cost of our European-based operations in recent periods, as compared to the corresponding period in the prior year. We are unable to predict the extent to which expenses in future periods will be impacted by changes in foreign currency exchange rates. To the extent our international revenues and operations continue to grow, currency fluctuations could have a material adverse impact on our consolidated financial condition and results of operations.

The timing of large customer orders may have a significant impact on our consolidated financial results from period to period.

Our ability to achieve our forecasted quarterly earnings is dependent on receiving a significant number of license transactions in the mid to high six-figure range or possibly even larger orders. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. We had seven, three and four such license transactions in 2007, 2006 and 2005, respectively. Because it is difficult for us to accurately predict the timing of large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from anticipated levels. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.

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

The volatility of our stock price has had an impact on our ability to offer competitive equity-based incentives to current and prospective employees, thereby affecting our ability to attract and retain highly qualified technical personnel. If these adverse conditions continue, we may not be able to hire or retain highly qualified employees in the future and this could harm our business. In addition, regulations adopted by The NASDAQ Stock Market requiring stockholder approval for all stock option plans, as well as regulations adopted by the New York Stock Exchange prohibiting NYSE member organizations from giving a proxy to vote on equity compensation plans unless the beneficial owner of the shares has given voting instructions, could make it more difficult for us to grant options to employees in the future. In addition, Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, requires us to record stock-based compensation expense for the fair value of equity awards granted to employees. To the extent that new regulations make it more difficult or expensive to grant equity awards to employees, we may incur increased cash compensation costs or find it difficult to attract, retain and motivate employees, either of which could harm our business.

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

We also face potential competition from our strategic partners, such as Microsoft Corporation and IBM, or from other companies that may in the future decide to compete in our market, including companies that currently only compete with us for sales to small and medium sized enterprises. Many existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. Barriers to entering the content management software market are relatively low. Competitive pressures may also increase with the consolidation of competitors within our market and partners in our distribution channel, such as the acquisition of Stellent, Inc. by Oracle Corporation; Captiva Software Corporation, Documentum, Inc. and RSA Security Inc. by EMC Corporation; Cognos, Inc. and FileNet, Inc. by IBM; Artesia Technologies, Inc. and Hummingbird, Ltd. by Open Text Corporation and TOWER Technology Pty Ltd. and Epicentric, Inc. by Vignette Corporation.

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

Our direct sales force depends, in part, on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. Approximately 61% of our new license orders from customers for the year ended December 31, 2007 were influenced by or co-sold with our strategic partners and resellers. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits and lose our investments in those relationships. In addition, revenues from any strategic partnership, no matter how significant we expect it to be, depend on a number of factors outside our control, are highly uncertain and may vary from period to period. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.

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

We may be named in lawsuits related to the Audit Committee review our historical stock option practices and resulting restatement in December 2007. Any such litigation could become time consuming and expensive and could result in the payment of significant judgments and settlements, which could have a material adverse effect on our financial condition and results of operations.

We may face future government actions, shareholder or derivative lawsuits and other legal proceedings related to the Audit Committee review of our historical stock option practices and the related restatement activities that concluded in December 2007. We cannot predict when and whether any such lawsuits or other actions will occur, nor can we predict the outcome of any such lawsuits or other actions, or the amount of time and expense that will be required to resolve these lawsuits or other actions. If any such lawsuits or other actions occur, they may be time consuming and expensive, and unfavorable outcomes in any such cases could have a materially adverse effect on our business, financial condition and results of operations. Any of these events may require us to expend significant management time and to incur significant accounting, legal and other expenses, which could divert attention and resources from our business and adversely affect our financial condition and results of operations.

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

Our cash and investments are subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2007, we had $68.5 million in cash and cash equivalents and $88.9 million in short-term investments. We have invested in highly-liquid United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds according to our investment policies. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be heightened as a result of recent turmoil in the financial and credit markets. Investments in both fixed rate and floating rate interest bearing instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. Additionally, we may suffer losses in principal if we are forced to sell securities that decline in market value. These market and interest rate risks associated with our investment portfolio may have a material and adverse effect on our consolidated financial condition, results of operations and liquidity.

Our results of operations could be materially impacted if there are changes in our accounting estimates used in the determination of stock compensation expense.

We estimate the fair value of stock options using the Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R and the interpretive guidance of Staff Accounting Bulletin No. 107, Share-Based Payment. Option-pricing models require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock-based awards that are expected to be issued and forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our results of operations could be materially impacted.

Charges to earnings resulting from the application of the purchase method of accounting and asset impairments may adversely affect the market value of our common stock.

In accordance with accounting principles generally accepted in the United States of America, we accounted for our acquisitions using the purchase method of accounting, which resulted in significant charges to our consolidated statement of income in prior periods and, through ongoing amortization, will continue to generate charges that could have a material adverse effect on our consolidated financial statements. Under the purchase method of accounting, we allocated the total estimated purchase price of these acquisitions to their net tangible assets and amortizable intangible assets as of the closing date of these transactions and recorded the excess of the purchase price over those fair values as goodwill. In some cases, a portion of the estimated purchase price may also be allocated to in-process technology and expensed in the quarter in which the acquisition was completed. We will incur additional depreciation and amortization expense over the useful lives of certain net tangible and intangible assets acquired and significant stock-based compensation expense in connection with our acquisitions. These depreciation and amortization charges could have a material impact on our consolidated results of operations.

At December 31, 2007, we had $217.8 million in goodwill and $21.0 million in other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of goodwill on at least an annual basis and the value of long-lived intangible assets when indicators of impairment arise to determine whether the recorded values have been impaired and should be reduced. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate, a decline in the price of our stock and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

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

We believe that our existing facilities, which have not been identified as excess of our current and estimated future needs, are adequate for our current needs. At December 31, 2007, we had accrued $3.6 million for excess facilities.

ITEM 3.	LEGAL PROCEEDINGS

Beginning in 2001, Interwoven and certain of our officers and directors and certain investment banking firms were named as defendants in a securities class action lawsuit brought in the Southern District of New York. This case is one of several hundred similar cases that have been consolidated into a single action in that court. The case alleges misstatements and omissions concerning underwriting practices in connection with our public offerings. The plaintiff seeks damages in an unspecified amount. In October 2002, our officers were dismissed without prejudice as defendants in the lawsuit. In February 2003, the District Court denied a motion to dismiss by all parties. Although we believe that the plaintiffs’ claims have no merit, in July 2003, we decided to participate in a proposed settlement to avoid the cost and distraction of continued litigation. A settlement proposal was preliminarily approved by the District Court. However, in December 2006, the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties. In August 2007, plaintiffs filed an amended complaint in the six focus cases. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. The class certification motion is not expected to be resolved until after April 2008. In November 2007, defendants in the focus cases filed a motion to dismiss the amended complaint for failure to state a claim, which the court has yet to rule on. All matters in the case, including any settlement proposal, await determination of this motion to dismiss and plaintiffs’ motion to certify a newly defined class. If a new complaint is filed against us, we would continue to defend ourselves vigorously. Any liability we incur in connection with this lawsuit could materially harm our business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm our results. In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. Bank of America Corp., No. 07-1585, alleging that the underwriters of our initial public offering violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to Interwoven of profits in amounts to be proven at trial from the underwriters. The suit names Interwoven as a nominal defendant, contains no claims against us, and seeks no relief from us.

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

	High	Low

Year ended December 31, 2007:
Fourth quarter	$14.96	$12.05
Third quarter	$15.66	$11.63
Second quarter	$16.93	$13.07
First quarter	$17.30	$14.15
Year ended December 31, 2006:
Fourth quarter	$15.27	$10.98
Third quarter	$11.46	$8.41
Second quarter	$10.57	$8.35
First quarter	$9.79	$8.12

Holders of Record

The approximate number of holders of record of the shares of our common stock was 231 as of February 29, 2008. This number does not include stockholders whose shares are held by other entities. The actual number of our stockholders is greater than the number of holders of record.

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

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated statements of operations data and consolidated balance sheet data as of and for each of the five years in the period ended, and as of December 31, 2007, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2007		2006	2005	2004	2003
	(In thousands, except per share amounts)

Selected Consolidated Statements of Operations Data:
Total revenues	$225,668		$200,319	$175,037	$160,220	$111,222
Gross profit	$162,568		$133,696	$117,518	$108,122	$73,269
Income (loss) from operations	$13,923		$2,316	$(1,860)	$(24,307)	$(51,938)
Net income (loss)	$23,678	*	$6,437	$626	$(23,568)	$(49,608)
Basic net income (loss) per common share	$0.53		$0.15	$0.01	$(0.58)	$(1.80)
Shares used in computing basic net income (loss) per common share	45,068		42,979	41,751	40,494	27,585
Diluted net income (loss) per common share	$0.51		$0.15	$0.01	$(0.58)	$(1.80)
Shares used in computing diluted net income (loss) per common share	46,524		43,995	42,390	40,494	27,585

*	For the year ended December 31, 2007, net income includes the reduction of valuation allowance recorded in prior years for deferred tax assets by $4.8 million based on our assessment that recognition of these deferred tax assets are more likely than not.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$157,349	$176,461	$137,199	$133,757	$140,487
Working capital	$105,921	$120,294	$86,009	$85,975	$94,879
Total assets	$468,358	$426,287	$398,606	$393,776	$421,634
Bank borrowings	$—	$—	$—	$—	$1,213
Total stockholders’ equity	$359,846	$323,960	$298,700	$289,123	$301,412

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Incorporated in March 1995, we are a provider of content management software solutions. Our software and services enable organizations to leverage content to drive business growth by improving online business performance, increasing collaboration and streamlining business processes both internally and externally. Since our inception, over 4,200 enterprise and professional services organizations in 60 countries worldwide have chosen our solutions.

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

Total revenues for 2007 were $225.7 million up 13% from 2006. We experienced increases in 2007 over 2006 in each revenue category — license, support, consulting and training. These results reflected increased information technology spending, particularly spending on content management initiatives, in both domestic and international markets and the success of our strategic relationships. Our 2007 revenues may have also benefited from consolidation within the content management market, which we believe created uncertainty regarding some of our competitors and their products. The unfavorable economic and market conditions that are currently affecting the United States could reduce levels of information technology spending from those that we witnessed in 2007, which in turn, could adversely affect our revenues and results of operations. If such a reduced spending environment develops, we believe the strategies we are implementing may mitigate some of its effects, and will provide long-term growth opportunities.

We license our software to businesses, professional services organizations, capital markets companies and government agencies generally on a non-exclusive and perpetual basis. The growth in our software license revenues is affected by the strength of general economic and business conditions, customer budgetary constraints and the competitive position of our software solutions. Software licenses revenues are also affected by long, unpredictable sales cycles, so they are difficult to forecast from period to period. Although our consolidated results of operations have improved in recent periods, our results were impacted in these periods by long product evaluation periods, protracted contract negotiations and multiple authorization requirements of our customers, all of which we believe are characteristic of the market for content management products and services. During the latter half of the fourth quarter of 2007, we observed some of our customers, specifically those in the global capital markets industry, engaging in unusually careful budgeting processes for their information technology spending in 2008. In the past, under similar circumstances, we experienced a relative lengthening of the sales cycle with respect to customers that demonstrated this kind of behavior. To the extent other customers in other industries exhibit this same behavior in response to the unfavorable economic and market conditions that are currently affecting the United States, our sales cycle could lengthen, which in turn, could adversely affect our revenues and results of operations.

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

Services revenues consist of software installation and integration, training and business process consulting, as well as revenue from software products we sell on a subscription basis. Other than our sales of software on a subscription basis, services revenues tend to lag software license revenues since consulting services, if purchased, are typically performed after the purchase of new software licenses or in connection with software upgrades. Professional services are predominately billed on a time-and-materials basis and we recognize revenues when the services are performed. Professional services revenues also include subscription revenues relating to our multivariable testing and Website optimization services. Professional services revenues are influenced primarily by the number of professional services engagements sold in connection with software license sales and the customers’ use of third party services providers.

Because our products are complex and involve a consultative sales model, our strategy is to market and sell our products and services primarily through a direct sales force. We look to augment those efforts through relationships with technology vendors, professional services firms, systems integrators and other strategic partners, which assist our direct sales force in obtaining customer leads and referrals. Approximately 61% of our new customer license orders for the year ended December 31, 2007 were influenced by or co-sold with our strategic partners and resellers. In general, these partners and resellers perform the installation and integration, consulting and other services for the enterprises to which they resell our products, and we are not engaged by their customers for these services.

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

In the rapidly changing and increasingly complex and competitive information technology environment, we believe product differentiation will be a key to market leadership. Thus, our strategy is to continually work to enhance and extend the features and functionality of our existing products and develop new and innovative solutions for our customers. We have in the past and expect to continue to devote substantial resources to our research and development activities. As a percentage of total revenues, research and development expenses were 17%, 18% and 18% in 2007, 2006 and 2005, respectively.

We recorded income from operations in 2007 of $13.9 million, as compared $2.3 million in 2006 and a loss of $1.9 million in 2005. We are focused on improving our operating margins by increasing our revenues and carefully managing our expenses through improved productivity and utilization of economies of scale. As a significant portion of our expenses are employee-related, we manage our headcount from period to period. We had 888 employees worldwide at December 31, 2007 versus 774 employees at December 31, 2006 and 744 at December 31, 2005. The increase in headcount from 2006 to 2007 was due in part to the 67 employees we hired as part of the acquisition of Optimost and, to a lesser extent, to our efforts to rationalize the degree to which we incur subcontractor expenses. We also look to improve our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. Additionally, we pay close attention to other costs, including facilities and related expense, professional fees and promotional expenses, which are each significant components of our expense structure. While we have been carefully managing our costs and expenses relating to the operation of our business, our general and administrative expenses have increased significantly during 2007 as compared to 2006 as we have incurred significant accounting, legal and other expenses relating to the Audit Committee’s review of our historical stock option grant procedures and related accounting throughout 2007.

Our acquisition strategy is an important element of our overall business strategy. We seek to identify acquisition opportunities that will enhance the features and functionality of our existing products, provide new products and technologies to sell to our installed base of customers, acquire additional customers that we can sell our existing products, or which facilitate entry into adjacent markets. In evaluating these opportunities, we consider, among other items, both time to market of the technologies or products to be acquired and potential market share gains. We have completed a number of acquisitions in the past, and we may acquire other technologies, products and companies in the future. In recent years, we have added through acquisition products and solutions with digital asset management, collaborative document management, records management, content publishing, Website optimization and capital markets vertical market capabilities. The results of operations of these business combinations have been included prospectively from the closing dates of these transactions. Accordingly, our financial results may not be directly comparable to those of the previous periods.

Results of Operations

Revenues

	Years Ended December 31,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
	(In thousands, except percentages)

License	$86,788	$75,678	$67,754	15%	12%
Percentage of total revenues	38%	38%	39%
Support and service	138,880	124,641	107,283	11%	16%
Percentage of total revenues	62%	62%	61%

	$225,668	$200,319	$175,037	13%	14%

Total revenues increased 13% from $200.3 million in 2006 to $225.7 million in 2007. We believe that the increase in total revenues was attributable to higher customer spending on content management initiatives in all our geographic regions. Total revenues increased 14% from $175.0 million in 2005 to $200.3 million in 2006. We believe that the increase in total revenues was attributable to higher customer spending in most of our geographic regions. Sales outside of the United States of America represented 37%, 36% and 32% of our total revenues in 2007, 2006 and 2005, respectively.

License.  License revenues increased 15% from $75.7 million in 2006 to $86.8 million in 2007. We believe that the increase in license revenues for 2007 over 2006 was primarily due to higher license revenues from sales in all of our geographic regions and larger transaction sizes. License revenues increased 12% from $67.8 million in 2005 to $75.7 million in 2006. We believe that the increase in license revenues for 2006 over 2005 was primarily due to higher license revenues from sales in most of our geographic regions, in particular Europe and Asia Pacific. Our average license transaction size for sales in excess of $50,000 was $206,000, $172,000 and $165,000 in 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, we had seven, three and four, respectively, individual license transaction of $1.0 million or greater. License revenues represented 38%, 38% and 39% of total revenues in 2007, 2006 and 2005, respectively. Our future license revenues may be affected by adverse changes in general economic or political conditions, and the challenges that are currently affecting economic conditions in the United States. For additional factors that may impact our revenues, see “Part I, Item 1A. Risk Factors.”

Support and Service.  Support and service revenues increased 11% from $124.6 million in 2006 to $138.9 million in 2007. This increase was primarily due to higher support revenue from our larger installed base of new customers and existing customers purchasing support contracts and higher consulting revenues primarily related to increased sales of software licenses. Support and service revenues in 2007 also included $1.5 million in subscription revenue from Optimost, which was acquired in November 2007. Support and service revenues increased 16% from $107.3 million in 2005 to $124.6 million in 2006. This increase was primarily due to higher support revenue from our larger installed base of new customers and existing customers purchasing support contracts and higher consulting revenues primarily related to increased sales of software licenses. We believe that our support renewal rates have not fluctuated significantly during these periods.

To the extent that our license revenues decline in the future, our support and service revenues may also decline. Specifically, a decline in license revenues may result in fewer consulting engagements. Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a slowing of growth in customer support revenue. However, since customer support revenues are recognized over the duration of the support contract, the impact will not be experienced for up to several months after a decline in license revenues. In the future, customer support revenues may also be adversely impacted if customers fail to renew their support agreements or reduce the license software quantity under their support agreements. Our ability to increase subscription revenues from our Website optimization products depend on our success in attracting new customers, retaining our existing customers and cross-selling these products to customers that have purchased our other products.

Cost of Revenues

	Years Ended December 31,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
	(In thousands, except percentages)

Cost of license revenues	$7,886	$16,367	$15,262	(52)%	7%
Percentage of license revenues	9%	22%	23%
Percentage of total revenues	3%	8%	9%
Cost of support and service revenues	55,214	50,256	42,257	10%	19%
Percentage of support and service revenues	40%	40%	39%
Percentage of total revenues	24%	25%	24%

	$63,100	$66,623	$57,519	(5)%	16%

License.  Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 9%, 22% and 23% of total license revenues in 2007, 2006 and 2005, respectively. The decrease in cost of license revenues in absolute dollars and as a percentage of total revenues from 2006 to 2007 was primarily due to an $8.8 million decrease in amortization of certain purchased technology which has become fully amortized in November 2006, offset by a $232,000 increase in costs of licensing third-party software and a $104,000 increase in packaging expense. The increase in cost of license revenues in absolute dollars from 2005 to 2006 was primarily due to a $1.0 million increase in amortization of purchased technology associated with acquisitions.

Based solely on acquisitions completed through December 31, 2007 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $4.3 million in 2008, $2.9 million in 2009, $2.5 million in 2010, $1.8 million in 2011, $1.3 million in 2012 and $826,000 in 2013. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded with our software are under fixed-fee arrangements.

Support and Service.  Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with delivering product updates to customers under active support contracts, subcontractor expenses, facilities costs and depreciation of equipment used in our consulting, training and customer support operation. Cost of support and services revenues increased $5.0 million or 10% to $55.2 million in 2007 from $50.3 million in 2006. The increase in cost of support and services revenues was primarily due to higher personnel costs of $2.9 million related to increased headcount and salary increases, higher outside services costs of $1.2 million and higher travel expenses of $430,000. Cost of support and services revenues increased $8.0 million or 19% to $50.3 million in 2006 from $42.3 million in 2005. The increase in cost of support and services revenues was primarily due to higher personnel costs of $3.6 million due to increased average headcount and salary increases, higher outside services costs of $2.8 million, higher travel expenses of $672,000 and higher stock-based compensation expense of $445,000 related to the adoption of SFAS No. 123R. Cost of support and service revenues represented 40%, 40% and 39% of support and service revenues in 2007, 2006 and 2005, respectively. Support and service headcount was 276, 215 and 214 at December 31, 2007, 2006 and 2005, respectively. The headcount increase from 2006 to 2007 was due in part to 37 employees hired from Optimost. The increase in headcount also is the result of hiring to support our revenue growth and reduce our dependency on contract labor.

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

Operating Expenses

Sales and Marketing

	Years Ended December 31,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
	(In thousands, except percentages)

Sales and marketing	$83,201	$77,114	$70,731	8%	9%
Percentage of total revenues	37%	39%	40%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, facilities costs, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased $6.1 million, or 8%, from $77.1 million in 2006 to $83.2 million in 2007. This increase was primarily due to $4.2 million increase in personnel-related costs related to increased headcount and higher commissions as a result of higher revenues, $1.7 million in increased in marketing program expense and $605,000 in increased stock-based compensation expense, offset by $739,000 in decreased outside services costs. Sales and marketing expenses increased $6.4 million, or 9%, from $70.7 million in 2005 to $77.1 million in 2006. This increase was due primarily to $3.3 million in higher commissions as a result of higher revenues, $1.5 million in increased promotional expenses, $948,000 in increased stock-based compensation expense related to the adoption of SFAS No. 123R and $346,000 in increased travel expense. As a percentage of total revenues, sales and marketing expenses represented 37%, 39% and 40% in 2007, 2006 and 2005, respectively. The decreases in sales and marketing expense as a percentage of total revenues from 2006 to 2007 and from 2005 to 2006 were due primarily to our cost control efforts and higher productivity within our sales organization. Sales and marketing headcount was 261, 234 and 236 at December 31, 2007, 2006 and 2005, respectively. The headcount increase from 2006 to 2007 was primarily due to 18 employees hired from Optimost.

We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.

Research and Development

	Years Ended December 31,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
	(In thousands, except percentages)

Research and development	$37,447	$35,069	$31,483	7%	11%
Percentage of total revenues	17%	18%	18%

Research and development expenses consist of salaries and benefits, third-party contractor costs and facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased $2.4 million or 7% from $35.1 million in 2006 to $37.4 million in 2007. This increase was primarily due to an increase of $878,000 in third-party contractor costs, higher personnel costs of $868,000 because of increased headcount and salary increases, an increase of $500,000 in allocated facilities costs and an increase of $131,000 in travel expenses. Research and development expenses increased $3.6 million or 11% from $31.5 million in 2005 to $35.1 million in 2006. This increase was primarily due to higher personnel costs of $1.2 million, an increase of $821,000 in third-party contractor costs and an increase of $753,000 in stock-based compensation expense related to the adoption of SFAS No. 123R. As a percentage of total revenues, research and development expenses were 17%, 18% and 18% in 2007, 2006 and 2005, respectively. Research and development headcount was 243, 232 and 206 at December 31, 2007, 2006 and 2005, respectively. The increase in research and development headcount from 2006 to 2007 was primarily due to staffing in our Bangalore, India operations.

General and Administrative

	Years Ended December 31,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
	(In thousands, except percentages)

General and administrative	$24,620	$16,787	$14,498	47%	16%
Percentage of total revenues	11%	8%	8%

General and administrative expenses consist of salaries and personnel-related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expenses increased $7.8 million or 47% from $16.8 million in 2006 to $24.6 million in 2007. In 2007, we incurred $6.6 million in accounting and legal expenses relating to our voluntary review of historical stock option grant procedures and related restatement. We also incurred additional rent expense of $758,000 associated with our new corporate headquarters while we were in the process of completing tenant improvements prior to occupying them in July 2007. The increase in general and administrative expenses in 2007 was also due to a $2.2 million increase in personnel-related costs related primarily to increased headcount, including the hiring of our new Chief Executive Officer in April 2007, and salary adjustments for the majority of our administrative employees, including each of our executive officers. General and administrative expenses increased $2.3 million or 16% from $14.5 million in 2005 to $16.8 million in 2006. The increase was primarily due to $1.6 million in non-recurring charges relating to the retirement of our former Chief Executive Officer and a $738,000 increase in outside professional fees and services. As a percentage of total revenues, general and administrative expense was 11% in 2007 and 8% in 2006 and 2005. General and administrative headcount was 108, 93 and 88 at December 31, 2007, 2006 and 2005, respectively. We expect general and administrative expenses to be lower in 2008 than in 2007 due to the fact that we completed our voluntary review of historical stock option granting procedures and related restatement in 2007.

Amortization of Intangible Assets

	Years Ended December 31,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
	(In thousands, except percentages)

Amortization of intangible assets	$3,229	$3,312	$3,358	(3)%	(1)%
Percentage of total revenues	1%	2%	2%

Amortization of intangible assets consists of amortization expense primarily related to customer lists acquired, non-compete agreements and tradenames recorded in our business combinations. The decreases in amortization of intangible assets from 2006 to 2007 and 2005 to 2006 were primarily due to certain intangible assets becoming fully amortized. Based on business combinations completed through December 31, 2007, we expect amortization of intangible assets to be $2.5 million in 2008, $2.0 million in 2009, $1.7 million in 2010 and $1.2 million in 2011. We may incur additional amortization expense exceeding these expected future levels to the extent we make any future acquisitions.

Restructuring and Excess Facilities Charges (Recoveries)

	Years Ended December 31,						Percentage Change
	2007		2006		2005		2006 to 2007		2005 to 2006
	(In thousands, except percentages)

Restructuring and excess facilities charges (recoveries)	$148		$(902)		$(692)		*	%	30%
Percentage of total revenues	*	%	*	%	*	%

*	Percentage is not meaningful

In 2007, we incurred additional excess facilities costs of $73,000 related to the acquisition of Optimost in November 2007 as we relocated employees from one of our existing facilities to the Optimost facility. In addition, we also recorded $54,000 to increase the anticipated operating expenses for certain of our previously abandoned facilities. We also recorded $21,000 of additional restructuring expense to accrete the remaining excess facilities obligations to present value.

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

In 2005, we reversed $462,000 of the previously recorded restructuring accrual as a result of subleasing an excess facility in Mountain View, California, which sublease was not previously anticipated or considered probable. We also resolved several outstanding matters associated with the termination of certain European employees in 2004 and, as a result, we reversed $365,000 of the previously recorded restructuring accrual related to expected settlement costs. Further, we revised our estimates of certain sublease assumptions and lease exit costs and reversed $153,000 of previously recorded excess facilities accrual. In 2005, we recorded $288,000 of additional restructuring expense to accrete the remaining excess facilities obligations to present value.

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

Interest Income and Other, Net

	Years Ended December 31,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
	(In thousands, except percentages)

Interest income and other, net	$9,270	$6,324	$3,574	47%	77%
Percentage of total revenues	4%	3%	2%

Interest income and other is primarily composed of interest earned on our cash and cash equivalents and investments and foreign currency exchange gains and losses. Interest income and other was $9.3 million, $6.3 million and $3.6 million in 2007, 2006 and 2005, respectively. Interest income and other increased $2.9 million, or 47%, from 2006 to 2007 and $2.8 million, or 77%, from 2005 to 2006, respectively. The increase in 2007 was primarily due to higher average interest rates on our cash and investments, a higher average balance of cash and investments and $472,000 resulting from settlement of amounts held in escrow associated with our acquisition of Scrittura, Inc (“Scrittura”). The increase in 2006 was primarily due to higher average interest rates on our cash and investments and a higher average balance of cash and investments. Also included in interest income and other was realized foreign currency exchange gains of $147,000, $132,000 and $12,000 in 2007, 2006 and 2005, respectively. We expect interest income to decline in 2008 due to declining interest rates and a lower average balance of cash and investments due to cash used in the acquisition of Optimost.

Provision (Benefit) for Income Taxes

	Years Ended December 31,				Percentage Change
	2007		2006	2005	2006 to 2007		2005 to 2006
	(In thousands, except percentages)

Provision (Benefit) for income taxes	$(485)		$2,203	$1,088		*%	102%
Percentage of total revenues		*%	1%	1%

*	Percentage is not meaningful

The provision (benefit) for income taxes recorded in 2007, 2006 and 2005 were comprised primarily of foreign income taxes and foreign withholding taxes, and also included a provision for federal alternative minimum tax and state income taxes offset in 2007 by a reduction in valuation allowance for deferred tax assets. The effective tax rate for the years ended December 31, 2007, 2006 and 2005 was (2)%, 25% and 63%, respectively. This change in the effective rate was primarily due to the effect of income taxes and foreign withholding taxes with significantly increased pre-tax income.

During the year ended December 31, 2007, we reduced our valuation allowance recorded in prior years for deferred tax assets by $8.6 million based on our assessment that it is more likely than not that we will recognize these deferred tax assets. Our conclusion was reached after an assessment of all the relevant factors, as defined in SFAS No. 109, Accounting for Income Taxes, impacting our ability to realize the benefit associated with our deferred tax assets. Factors or evidence we considered included the impacts of the limitations imposed by Sections 382 and 383 of the Internal Revenue Code relating to cumulative ownership changes on the use of net operating loss and credit carryforwards. As a result of the valuation allowance release, we recorded a United States deferred tax benefit of $4.8 million and a $3.6 million reduction in the goodwill originally recorded in connection with the acquisitions of iManage, Inc. (“iManage”) and Scrittura acquisitions. The reduction in goodwill was required in accordance with SFAS No. 109 as a result of the reversal of valuation allowance that had been previously recorded against deferred tax assets acquired as in connection with the acquisitions of iManage and Scrittura, respectively.

Upon the adoption of SFAS No. 123R, we elected to use the short form method to calculate the tax effects of stock-based compensation. Under the short form method, we use the cumulative effect of award grants to establish our hypothetical additional paid-in capital pool related to the tax effects of the employee stock-based compensation “as if” we had adopted the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, since its effective date of January 1, 1995.

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

Liquidity and Capital Resources

	December 31,			Percentage Change
	2007	2006	2005	2006 to 2007	2005 to 2006
	(In thousands, except percentages)

Cash and cash equivalents and short-term investments	$157,349	$176,461	$137,199	(11)%	29%
Working capital	$105,921	$120,294	$86,009	(12)%	40%
Stockholders’ equity	$359,846	$323,960	$298,700	11%	9%

Our primary sources of cash are the collection of accounts receivable from our customers and typically proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional fees and facilities and related costs. We also use cash to purchase property and equipment, pay liabilities for excess facilities and to acquire businesses and technologies to expand our product offerings and increase our market share.

A number of non-cash items were charged to expense in 2007, 2006 and 2005. These items include depreciation and amortization of property and equipment, intangible assets and stock-based compensation. Although these non-cash items may increase or decrease in amount and therefore cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.

Cash provided by operating activities in 2007 was $38.8 million, representing an improvement of $10.3 million from 2006. This change was primarily the result of improved operating results, after adjusting for non-cash expense, increases in accrued liabilities and deferred revenues offset by an increase in accounts receivable and other assets and payments to reduce the restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $5.2 million. Our days outstanding in accounts receivable (“days outstanding”) were 57 days and 59 days at December 31, 2007 and 2006, respectively. Deferred revenues increased primarily due to increased sales of customer support contracts and subscription revenues relating to products acquired in our November 2007 acquisition of Optimost.

Cash provided by operating activities in 2006 was $28.5 million, representing an improvement of $13.0 million from 2005. This change was primarily the result of improved operating results, after adjusting for non-cash expense, increases in accrued liabilities and deferred revenues offset by an increase in accounts receivable and other assets and payments to reduce the restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $8.3 million. Our days outstanding were 59 days and 60 days at December 31, 2006 and 2005, respectively. Deferred revenues increased primarily due to increased sales of customer support contracts.

Cash provided by operating activities in 2005 was $15.5 million, primarily due to our net income, after adjusting for non-cash expense, and payments to reduce our restructuring and excess facilities accrual offset by an increase in accounts receivable. Payments made to reduce our excess facilities obligations totaled $8.0 million. Deferred revenues increased primarily due to increased sales of customer support contracts.

Cash used in investing activities in 2007 was $51.8 million. This cash usage resulted from $50.9 million used to acquire Optimost and $15.4 million to purchase property and equipment, offset by net proceeds of $14.9 million from maturities of short-term investments, net of purchases. In 2007, we used a total of $14.7 million to purchase furniture and equipment and for leasehold improvements to our new headquarters facility in San Jose, California.

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

Cash provided by financing activities was $7.1 million, $15.0 million and $7.1 million in 2007, 2006 and 2005, respectively. Cash provided by financing activities consisted of proceeds received from the exercise of common stock options and shares issued under our employee stock purchase plan. Cash provided by financing activities declined significantly in 2007 as a result of the suspension of exercises of common stock options and purchases under our employee stock purchase plan for the period we delayed the filing of our periodic reports with the Securities and Exchange Commission, pending the outcome of the voluntary review of our historical option granting practices.

At December 31, 2007, we had $68.5 million in cash and cash equivalents and $88.9 million in short-term investments. These amounts have been invested in highly liquid United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds according to our investment policies. At December 31, 2007, our investments in mortgaged-backed securities totaled $19.0 million, all of which were issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. We have classified our investment portfolio as “available-for-sale,” and our investment objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly risking principal. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or if a requirement for cash arises. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.

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

We have used cash to acquire businesses and technologies that enhance and expand our product offerings and increase our market share, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional debt or equity financing to complete future acquisitions.

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

We have no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheet under accounting principles generally accepted in the United States of America, other than as provided below.

Bank Borrowings.  We had a $7.0 million line of credit available to us at December 31, 2007, which is secured by cash, cash equivalents and investments and is primarily used as collateral for letters of credit required by our facilities leases. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under this line of credit. The line of credit agreement expires in July 2008. There were no outstanding borrowings under this line of credit as of December 31, 2007 and 2006.

Facilities.  We lease facilities under operating lease agreements that expire at various dates through 2016. As of December 31, 2007, minimum cash payments due under operating lease obligations totaled $31.1 million. The following table presents our prospective future lease payments under these agreements as of December 31, 2007, which is net of our estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net	Net Future
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Outflows

2008	$5,556	$2,128	$(889)	$379	$1,618	$7,174
2009	3,771	1,310	(575)	346	1,081	4,852
2010	3,626	1,049	(452)	339	936	4,562
2011	3,541	—	—	—	—	3,541
2012	2,988	—	—	—	—	2,988
Thereafter	7,123	—	—	—	—	7,123

	$26,605	$4,487	$(1,916)	$1,064	3,635	$30,240

Less: Present value discount of future lease payments					(1)

Obligations for excess facilities recognized as of December 31, 2007					$3,634

Some of our lease agreements contain clauses which require us to restore occupied leased premises to their original shape and condition. We may or may not incur costs to fulfill the obligation in accordance with the terms of our lease agreements. We accrue the costs of expected lease restoration obligations over the term of the lease agreement.

The restructuring and excess facilities accrual at December 31, 2007 includes minimum lease payments of $4.5 million and estimated operating expenses of $1.1 million offset by estimated sublease income of $1.9 million and the present value discount of $1,000 recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

We had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling approximately $2.9 million as of December 31, 2007. Due to the uncertainties to the tax matters, we are unable to reasonably estimate when the cash settlement with a taxing authority will occur. For additional information, see Note 15 to the Consolidated Financial Statements.

We have entered into standby letters of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At December 31, 2007, we had $3.6 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments. The following presents the outstanding commitments under these agreements at each respective balance sheet date for the next five years and at balance sheet dates after 2012 (in thousands):

Standby
Letters of
December 31,	Credit

2008	$3,041
2009	$3,041
2010	$1,541
2011	$1,441
2012	$1,441
After 2012	$1,441

We currently anticipate that our cash, cash equivalents and short-term investments balances, together with our existing line of credit on December 31, 2007, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

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

We use foreign currency forward contracts as risk management tools and not for speculative or trading purposes. Although these contracts are or can be effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains and losses on the changes in the fair values of the forward contracts are included in interest income and other, net in our consolidated statements of income. We do not anticipate significant currency gains or losses in the near term.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as “available-for-sale” and, consequently, are recorded on the consolidated balance sheet at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) on our consolidated balance sheets. These securities are not leveraged and are held for purposes other than trading.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2007, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

We have entered into operating leases for our office facilities in the normal course of business. These arrangements may be deemed to be a form of off-balance sheet financing. As of December 31, 2007, we leased facilities under non-cancelable operating leases expiring between 2008 and 2016. Rent expense under operating leases for 2007, 2006 and 2005 was $9.3 million, $10.2 million and $9.9 million, respectively. Future minimum lease payments under our operating leases as of December 31, 2007 are detailed previously in “Liquidity and Capital Resources.”

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

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, income from operations and net income, as well as on the value of certain assets and liabilities on our consolidated balance sheet. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our estimates, assumptions and judgments and make changes as deemed appropriate under the circumstances. We also discuss and review the suitability of these critical accounting policies and our critical accounting estimates with the Audit Committee of the Board of Directors and our independent registered public accountants. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses and significant estimates and judgments applied by management in the preparation of our consolidated financial statements. While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are of particular significance include:

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

We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc), revenue is recognized for delivered elements only where vendor specific objective evidence of fair value exists for all of the undelivered elements. Our specific objective evidence of fair value for support is based on the renewal rate as stated in the agreement, so long as the rate is substantive. Our specific objective evidence of fair value for our other undelivered elements is based on the price of the element when sold separately. As of December 31, 2007, we had not yet established specific objective evidence of fair value for our multivariable optimization service. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of undelivered elements (e.g., support, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP No. 97-2 have been met. For arrangements that include a support renewal rate that we determine is not substantive, all revenue for such arrangement is recognized ratably over the applicable support period. For arrangements that include our multivariable optimization service, we recognize all revenue for such arrangements ratably over the longest service period in the arrangement until the vendor specific objective evidence of fair value is established, assuming all other criteria for revenue recognition have been met.

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

Our multivariable testing and Website optimization applications acquired in our November 2007 acquisition of Optimost are provided as a service. We offer such service on a subscription basis and we recognize subscription revenues ratably over the contract term, beginning on the effective date of the contract.

The subscription service contracts include professional services. We recognize professional services provided for in subscription service contracts as subscription revenues because these services are considered to be inseparable from the subscription service, and we have not yet established objective and reliable evidence of fair value for the undelivered element. All elements of these subscription services are recognized as subscription revenue over the contract term. We recognize revenues resulting from professional services sold separately from the subscription service contracts as these services are performed.

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

Allowance for Sales Returns.  From time to time, a customer may return to us some or all of the software purchased. While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances. To date, sales returns have been infrequent and not significant in relation to our total revenues. We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. Management

specifically analyzes our revenue transactions, customer software installation patterns, historical return patterns, current economic trends and customer payment terms when evaluating the adequacy of the allowance for sales returns.

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

Accounting for Stock-Based Compensation.  Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method, in which compensation expense is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock options granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. Since we elected to use the modified prospective transition method, the consolidated results of operations have not been restated for prior periods. At December 31, 2007, there was $15.9 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of 2.8 years.

Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating expected life, stock price volatility and forfeiture rates. We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions are shown in the Notes to Consolidated Financial Statements. We estimate the expected life of options granted based on the history of grants, exercises and cancellations in our option database. We also estimate the volatility based upon the historical volatility experienced in our stock price over the expected term of the option. To the extent volatility of our stock price changes in the future, our estimates of the fair value of options granted in the future would change, thereby increasing or decreasing stock-based compensation expense in future periods. The risk free interest rates are based on the United States Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero in the Black-Scholes option valuation model. In addition, we apply an expected forfeiture rate when amortizing our expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise our estimates in the future, our stock-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters. In the future, as empirical evidence regarding these input estimates is able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.

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

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will more likely than not be realized, based on the weight of available evidence at the time of the assessment. We also review our net operating loss and credit carryforwards to assess the impact of statutory limitations. We establish a valuation allowance for our deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. During 2007, we assessed the need for a valuation allowance against our deferred tax assets and based on the weight of available evidence, including earnings history and projected future taxable income in 2008. Based on this assessment, which is based on one year of projected taxable income, we determined that it is more likely than not that we will realize the benefit of $8.6 million of our deferred tax assets that had previously been assessed to not meet the more likely than not standard, and released valuation allowance accordingly.

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN No. 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision in the period.

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

We have determined that we have one reporting unit. We performed and completed the required annual impairment testing in the third quarter of 2007. Upon completing our review, we determined that the carrying value of the recorded goodwill had not been impaired and no impairment charge was recorded. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. Although we determined in 2007 that the recorded goodwill had not been impaired, changes in the economy, the business in which we operate and our own relative performance may result in goodwill impairment in future periods. Accordingly, future changes in market capitalization could result in significantly different fair values of the reporting unit, which may impair goodwill.

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

Intangible assets, other than goodwill, are amortized over estimated useful lives of between 36 and 72 months. The amortization expense related to the intangible assets may be accelerated in the future if we reduce the estimated useful life of the intangible assets or determine that an impairment has occurred.

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

Interest Rate Risk

The primary objectives of our investment activities are to preserve principal and provide liquidity while at the same time maximizing yields without significantly risking principal. To achieve these objectives, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including government and corporate obligations, certificates of deposit and money market funds.

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

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are “available-for-sale” and are considered to be short-term investments. The following table presents the carrying value, which approximates fair value, and related weighted average interest rates for cash equivalents and short-term investments at December 31, 2007 (in thousands, except rates):

		Average
	Carrying	Interest
	Value	Rate

Cash equivalents	$31,239	4.27%
Short-term investments	88,896	5.48%

	$120,135	5.05%

The following table presents the carrying value, which approximates fair value, and related weighted average interest rates for cash equivalents and short-term investments at December 31, 2006 (in thousands, except rates):

		Average
	Carrying	Interest
	Value	Rate

Cash equivalents	$36,169	4.47%
Short-term investments	102,342	4.49%

	$138,511	4.48%

Interest rate movements affect the interest income we earn on cash equivalents and short-term investments. Assuming an average investment balance of $152.9 million in 2007, if interest rates were to increase (decrease) by 10%, this would result in a $771,000 increase (decrease) in annual interest income. Further, we hold commercial paper and debt securities in government agencies, government-sponsored enterprises and corporate obligations of $88.9 million at December 31, 2007 and the market value of these investments may decline if interest rates rise. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2007, the fair market value of our portfolio of debt securities would decrease by approximately $568,000. If the market value of these debt securities decline, we may suffer losses in principal if forced to sell the securities. However, we reduce our interest rate risk by investing in instruments with remaining time to maturity of less than two years.

At December 31, 2007 and 2006, we had no outstanding borrowings.

Foreign Currency Risk

We develop our software products in the United States and India for sale in the Americas, Europe and Asia Pacific. Our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. A majority of our revenues are denominated in United States Dollars; however, a strengthening of the United States Dollar could make our software products less competitive in foreign markets. We enter into forward foreign currency contracts to manage the exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. At December 31, 2007, we had outstanding forward foreign currency contracts with notional amounts totaling approximately $8.7 million. The forward foreign currency contracts expired in January 2008 and offset certain foreign currency exposures in the Euro, British Pound, Australian Dollar and Japanese Yen. At December 31, 2006, we had outstanding forward foreign currency contracts with notional amounts totaling approximately $10.2 million. The forward foreign currency contracts expired in January 2007 and offset certain foreign currency exposures in the Euro, British Pound and Australian Dollar. These forward foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, as amended, and accordingly, are marked to market and recognized in the consolidated results of operations in interest income and other, net. The fair value of the asset (liability) associated with forward foreign currency contracts recognized in the consolidated financial statements as of December 31, 2007 and 2006 was $28,000 and $(24,000), respectively.

The table below provides information about our forward foreign currency contracts at December 31, 2007. The information is provided in United States Dollar equivalent amounts. The following table presents the notional amounts, at contract exchange rates, and the contractual foreign currency exchange rates expressed as units of the foreign currency per United States Dollar, which in some cases may not be the market convention for quoting a particular currency (in thousands, except rates):

		Contract
	Notional	Exchange
	Principal	Rate

Australian Dollars	$1,213	0.87
Euros	3,280	1.46
British Pounds	3,551	1.98
Japanese Yen	700	0.01

	$8,744

Estimated fair value of asset	$28

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

Commodity Price Risk

As of December 31, 2007 and 2006, we did not hold commodity instruments and have never held such instruments in the past.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

The following tables set forth a summary of our quarterly financial information for each of the four quarters in 2007 and 2006 (in thousands, except per share amounts):

	Three Months Ended
	December 31,		September 30,	June 30,	March 31,
	2007		2007	2007	2007

Revenues:
License	$24,932		$21,225	$21,017	$19,614
Support and service	37,953		34,228	33,597	33,102

Total revenues	62,885		55,453	54,614	52,716

Cost of revenues:
License	1,981		1,859	2,086	1,960
Support and service	14,666		13,915	13,441	13,192

Total cost of revenues	16,647		15,774	15,527	15,152

Gross profit	46,238		39,679	39,087	37,564
Operating expenses:
Sales and marketing	24,193		19,000	20,204	19,804
Research and development	9,519		9,552	9,315	9,061
General and administrative	6,878		6,812	5,971	4,959
Amortization of intangible assets	759		814	828	828
Restructuring and excess facilities charges	83		1	61	3

Total operating expenses	41,432		36,179	36,379	34,655

Income from operations	4,806		3,500	2,708	2,909
Interest income and other, net	2,297		2,199	2,282	2,492

Income before provision for income taxes	7,103		5,699	4,990	5,401
Provision (benefit) for income taxes	(3,581	)*	1,638	785	673

Net income	$10,684		$4,061	$4,205	$4,728

Basic net income per common share	$0.24		$0.09	$0.09	$0.11

Shares used in computing basic net income per common share	45,287		45,293	45,057	44,636

Diluted net income per common share	$0.23		$0.09	$0.09	$0.10

Shares used in computing diluted net income per common share	46,477		46,538	46,575	46,460

*	Provision (benefit) for income taxes for the quarter ended December 31, 2007 includes the reduction of valuation allowance recorded in prior years for deferred tax assets by $4.8 million based on our assessment that recognition of these deferred tax assets are more likely than not.

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2006	2006	2006	2006

Revenues:
License	$21,021	$18,580	$18,508	$17,569
Support and service	32,896	32,335	30,521	28,889

Total revenues	53,917	50,915	49,029	46,458

Cost of revenues:
License	3,352	4,426	4,417	4,172
Support and service	12,932	13,140	12,327	11,857

Total cost of revenues	16,284	17,566	16,744	16,029

Gross profit	37,633	33,349	32,285	30,429
Operating expenses:
Sales and marketing	20,668	18,877	19,168	18,401
Research and development	9,085	8,902	8,528	8,554
General and administrative	3,772	3,964	3,791	5,260
Amortization of intangible assets	828	828	828	828
Restructuring and excess facilities charges (recoveries)	(15)	41	(591)	(337)

Total operating expenses	34,338	32,612	31,724	32,706

Income (loss) from operations	3,295	737	561	(2,277)
Interest income and other, net	1,888	1,631	1,531	1,274

Income (loss) before provision for income taxes	5,183	2,368	2,092	(1,003)
Provision for income taxes	853	595	315	440

Net income (loss)	$4,330	$1,773	$1,777	$(1,443)

Basic net income (loss) per common share	$0.10	$0.04	$0.04	$(0.03)

Shares used in computing basic net income (loss) per common share	43,813	43,045	42,629	42,430

Diluted net income (loss) per common share	$0.10	$0.04	$0.04	$(0.03)

Shares used in computing diluted net income (loss) per common share	45,337	43,922	43,350	42,430

We believe that period-to-period comparisons of our consolidated financial results should not be relied upon as an indication of future performance. The operating results of many software companies reflect seasonal trends, and our business, financial condition and results of operations may be affected by such trends in the future. These trends may include higher revenues in the fourth quarter as many customers complete annual budgetary cycles and lower revenues in the first quarter and summer months when many businesses experience lower sales, particularly in the European market. For additional factors that may impact our results of operations, see “Part I, Item 1A. Risk Factors.”

The consolidated financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal controls over financial reporting are effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principals. Our independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2007.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning our internal control over financial reporting and the evaluations referred to in those certifications. Item 15 of this Annual Report on Form 10-K sets forth the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting set forth below in this section.

ITEM 9B.	OTHER INFORMATION

As previously announced, on January 3, 2008, we received a Staff Determination Letter from NASDAQ notifying us that our failure to solicit proxies, provide proxy statements and hold our 2007 Annual Meeting of Stockholders on or before December 31, 2007, as required by NASDAQ Marketplace Rules 4350(g) and 4350(e), resulted in our common stock being subject to delisting from The NASDAQ Global Market unless we requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”). Following a hearing before the Panel, we were allowed additional time to comply with these requirements and, on February 25, 2008, we received a written notice from the Panel indicating that we had demonstrated compliance with all NASDAQ Marketplace Rules, and that the Panel determined to continue the listing of our securities on The NASDAQ Global Market. Accordingly, we believe that all previously announced NASDAQ delisting proceedings have concluded.

PART III

Information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive proxy statement to be filed in connection with our 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of the year covered by this report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our officers required by this Item is incorporated by reference to the Proxy Statement under the caption “Executive Officers.” The information concerning our directors is incorporated by reference to the Proxy Statement under the caption “Election of Directors.”

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information that is required by this Item is incorporated by reference to the definitive Proxy Statement under the captions “Director Compensation” and “Executive Compensation and Related Information.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information about security ownership of certain beneficial owners and management required by this Item is incorporated by reference to the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management.” The information regarding securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to the Proxy Statement under the caption “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information that is required by this Item is incorporated by reference to the Proxy Statement under the caption “Certain Relationships and Related Transactions” and “Election of Directors”.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information that is required by this Item is incorporated by reference to the definitive Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm”.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements:

2. Consolidated Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

	Balance		Charged		Balance
	at Beginning		(Credited) to		at End
Description	of Period	Write-Offs	Expenses	Adjustments	of Period
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2007	$449	$(46)	$196	$—	$599
Year ended December 31, 2006	$779	$(330)	$—	$—	$449
Year ended December 31, 2005	$961	$(218)	$36	$—	$779
Allowance for sales returns:
Year ended December 31, 2007	$342	$(561)	$544	$—	$325
Year ended December 31, 2006	$321	$(342)	$363	$—	$342
Year ended December 31, 2005	$670	$(278)	$(71)	$—	$321

3.	Exhibits:

			Incorporated by Reference				Filed
Number		Exhibit Title	Form		Date	Number	Herewith

2.01		Agreement and Plan of Merger, dated October 17, 2007, by and among Registrant, Broadway Merger LLC, Optimost LLC and Mark Wachen, as representative	8-K		10/22/07	2.1
3.01		Registrant’s Fourth Amended and Restated Certificate of Incorporation	S-8		11/19/03	4.08
3.02		Registrant’s Amended and Restated Bylaws	8-K		4/25/07	3.01
4.01		Form of Certificate for Registrant’s common stock	S-1		9/23/99	4.01
10	.01*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers	10-K		12/14/07	10.01
10	.02*	1996 Stock Option Plan and related agreements	S-1		7/27/99	10.02
10	.03*	1998 Stock Option Plan and related agreements	S-1		7/27/99	10.03
10	.04*	1999 Equity Incentive Plan	10-Q		8/8/06	10.01
10	.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan	10-Q		8/8/06	10.02
10	.06*	1999 Employee Stock Purchase Plan	10-K		12/14/07	10.01
10	.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1/(A	)	10/4/99	10.05
10	.08*	2000 Stock Incentive Plan	10-Q		8/8/06	10.03
10	.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan	10-Q		8/8/06	10.04
10	.10*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under iManage, Inc. 1997 Stock Option Plan	S-8		11/19/03	4.02
10	.11*	iManage, Inc. 2000 Non-Officer Stock Option Plan and related forms of stock option and option exercise agreements	S-8		11/19/03	4.03
10	.12*	2003 Acquisition Plan	S-8		11/19/03	4.07
10	.13*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2003 Acquisition Plan	10-K		3/13/06	10.13
10	.14*	Form of Notice of Stock Option Acceleration and Share Restrictions	10-K		3/13/06	10.14
10	.15*	Regional Prototype Profit Sharing Plan and Trust/Account Standard Plan Adoption Agreement AA #001	S-1		07/27/99	10.06
10	.16*	Employment Agreement between Registrant and Scipio M. Carnecchia	10-K		12/14/07	10.16
10	.17*	Employment Agreement between Registrant and John E. Calonico, Jr.	10-K		12/14/07	10.17
10	.18*	Offer Letter, dated March 16, 2007, between Registrant and Joseph L. Cowan	8-K		04/02/07	10.1
10.19		Lease, dated December 20, 2006, by and between Registrant and Silicon Valley CA-I, LLC	8-K		12/22/06	10.1
10.20		First Amendment to Lease, dated January 12, 2007, by and between Registrant and Silicon Valley CA-I, LLC	10-K		12/14/07	10.24

		Incorporated by Reference			Filed
Number	Exhibit Title	Form	Date	Number	Herewith

10.21	Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	(1)	(1)	(1)
10.22	First Amendment to Lease dated November 12, 2003 between iManage, Inc. and 303 Wacker Realty LLC	10-K	03/15/05	10.27
10.23	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002	(2)	(2)	(2)
21.01	Subsidiaries of the Registrant				X
23.01	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm				X
23.02	Consent of Independent Registered Public Accounting Firm				X
31.01	Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer				X
31.02	Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer				X
32.01	Section 1350 certification of Chief Executive Officer				X
32.02	Section 1350 certification of the Chief Financial Officer				X

(1)	Incorporated by reference to Exhibit 10.18 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 26, 2003.

(2)	Incorporated by reference to Exhibit 10.13 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 29, 2002.

*	Management contract, compensatory plan or arrangement.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interwoven, Inc.

We have audited the accompanying consolidated balance sheets of Interwoven, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interwoven, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 13 to the financial statements, Interwoven, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007 and its method of accounting for share based payments as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interwoven. Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Francisco, California
March 14, 2008

REPORT OF KPMG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interwoven, Inc,

We have audited the accompanying consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows of Interwoven, Inc. and subsidiaries (the Company) for the year ended December 31, 2005. In connection with our audits of the consolidated statements, we also have audited the related financial statement schedule for the year ended December 31, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Mountain View, California
March 13, 2006 except as to Note 17,
which is as of December 14, 2007.

REPORT OF ERNST &YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interwoven, Inc.

We have audited Interwoven, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interwoven Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Interwoven, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Interwoven, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2007 of Interwoven, Inc. and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

San Francisco, California
March 14, 2008

INTERWOVEN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$68,453	$74,119
Short-term investments	88,896	102,342
Accounts receivable, net of allowances of $924 and $791 in 2007 and 2006, respectively	39,000	34,492
Prepaid expenses and other current assets	8,252	5,371

Total current assets	204,601	216,324
Property and equipment, net	16,247	4,815
Goodwill	217,777	190,935
Other intangible assets, net	20,960	10,655
Deferred tax assets	5,895	—
Other assets	2,878	3,558

Total assets	$468,358	$426,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,378	$1,897
Accrued liabilities	30,707	31,684
Restructuring and excess facilities accrual	1,618	5,132
Deferred revenues	61,977	57,317

Total current liabilities	98,680	96,030
Accrued liabilities	7,816	2,733
Restructuring and excess facilities accrual	2,016	3,564

Total liabilities	108,512	102,327

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value, 125,000 shares authorized at December 31, 2007 and 2006; 45,304 shares and 44,417 shares issued and outstanding at December 31, 2007 and 2006, respectively	45	44
Additional paid-in capital	766,660	754,904
Accumulated other comprehensive income (loss)	415	(36)
Accumulated deficit	(407,274)	(430,952)

Total stockholders’ equity	359,846	323,960

Total liabilities and stockholders’ equity	$468,358	$426,287

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues:
License	$86,788	$75,678	$67,754
Support and service	138,880	124,641	107,283

Total revenues	225,668	200,319	175,037

Cost of revenues:
License	7,886	16,367	15,262
Support and service	55,214	50,256	42,257

Total cost of revenues	63,100	66,623	57,519

Gross profit	162,568	133,696	117,518
Operating expenses:
Sales and marketing	83,201	77,114	70,731
Research and development	37,447	35,069	31,483
General and administrative	24,620	16,787	14,498
Amortization of intangible assets	3,229	3,312	3,358
Restructuring and excess facilities charges (recoveries)	148	(902)	(692)

Total operating expenses	148,645	131,380	119,378

Income (loss) from operations	13,923	2,316	(1,860)
Interest income and other, net	9,270	6,324	3,574

Income before provision for income taxes	23,193	8,640	1,714
Provision (benefit) for income taxes	(485)	2,203	1,088

Net income	$23,678	$6,437	$626

Basic net income per common share	$0.53	$0.15	$0.01

Shares used in computing basic net income per common share	45,068	42,979	41,751

Diluted net income per common share	$0.51	$0.15	$0.01

Shares used in computing diluted net income per common share	46,524	43,995	42,390

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Three Years Ended December 31, 2007

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-Based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands)

Balances, January 1, 2005	41,087	$41	$729,463	$(2,161)	$(205)	$(438,015)	$289,123
Components of comprehensive income:
Net income	—	—	—	—	—	626	626
Unrealized loss on investments	—	—	—	—	(129)	—	(129)
Cumulative translation adjustment	—	—	—	—	(25)	—	(25)

Comprehensive income							472
Stock options assumed in acquisition	—	—	1,354	—	—	—	1,354
Issuance of common stock under stock plans	1,299	1	7,101	—	—	—	7,102
Tax benefit related to exercise of common stock options	—	—	80	—	—	—	80
Reversal of stock-based compensation for terminated employees	—	—	(555)	555	—	—	—
Deferred stock-based compensation	—	—		(1,165)	—	—	(1,165)
Amortization of stock-based compensation	—	—	(35)	1,769	—	—	1,734

Balances, December 31, 2005	42,386	42	737,408	(1,002)	(359)	(437,389)	298,700
Components of comprehensive income:
Net income	—	—	—	—	—	6,437	6,437
Unrealized gain on investments	—	—	—	—	282	—	282
Cumulative translation adjustment	—	—	—	—	41	—	41

Comprehensive income							6,760
Issuance of common stock under stock plans	2,031	2	15,029	—	—	—	15,031
Tax benefit related to exercise of common stock options	—	—	18	—	—	—	18
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(1,002)	1,002	—	—	—
Stock-based compensation	—	—	3,451	—	—	—	3,451

Balances, December 31, 2006	44,417	44	754,904	—	(36)	(430,952)	323,960
Components of comprehensive income:
Net income	—	—	—	—	—	23,678	23,678
Unrealized gain on investments	—	—	—	—	197	—	197
Cumulative translation adjustment	—	—	—	—	254	—	254

Comprehensive income							24,129
Issuance of common stock under stock plans	887	1	6,279	—	—	—	6,280
Tax benefit related to exercise of common stock options	—	—	402	—	—	—	402
Stock-based compensation	—	—	5,075	—	—	—	5,075

Balances, December 31, 2007	45,304	$45	$766,660	$—	$415	$(407,274)	$359,846

See accompanying notes to consolidated financial statement

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$23,678	$6,437	$626
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,113	3,809	3,728
Stock-based compensation expense	5,075	3,451	1,734
Amortization of intangible assets and purchased technology	7,594	16,495	15,499
Tax benefits from stock option plans	402	18	80
Allowance for doubtful accounts and sales returns	133	(309)	(531)
Changes in operating assets and liabilities:
Accounts receivable	(2,913)	(2,653)	(1,749)
Prepaid expenses and other assets	(9,136)	(1,833)	2,423
Accounts payable and accrued liabilities	10,441	7,503	(1,072)
Restructuring and excess facilities accrual	(5,098)	(8,251)	(8,735)
Deferred revenues	4,473	3,808	3,515

Net cash provided by operating activities	38,762	28,475	15,518

Cash flows from investing activities:
Purchases of property and equipment	(15,415)	(3,580)	(2,848)
Purchases of investments	(101,767)	(189,420)	(86,274)
Maturities of investments	116,677	151,544	134,275
Acquisition of businesses and technology, net of cash acquired	(51,307)	(1,590)	(16,596)

Net cash (used in) provided by investing activities	(51,812)	(43,046)	28,557

Cash flows from financing activities:
Net proceeds from issuance of common stock	7,130	15,031	7,102

Net cash provided by financing activities	7,130	15,031	7,102

Effect of exchange rates	254	41	(25)

Net increase (decrease) in cash and cash equivalents	(5,666)	501	51,152
Cash and cash equivalents at beginning of year	74,119	73,618	22,466

Cash and cash equivalents at end of year	$68,453	$74,119	$73,618

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$1

Cash paid for income taxes, net of refunds	$1,590	$868	$267

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain (loss) on investments	$197	$282	$(129)

Common stock issued and stock options assumed in acquisitions	$—	$—	$1,354

Net operating loss utilized from acquired entities recorded against goodwill	$5,587	$660	$—

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Interwoven, Inc. (“Interwoven” or the “Company”) is a provider of content management software solutions. The Company’s software and services enable organizations to leverage content to drive business growth by improving online business performance, increasing collaboration, and streamlining business processes both internally and externally. Interwoven markets and licenses its software products and services in North America and through subsidiaries in Europe and Asia Pacific.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company recorded an unrealized gain (loss) due to foreign currency translation of $254,000, $41,000 and $(25,000) for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Revenue Recognition

Revenue consists principally of perpetual software licenses, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, revenue is recognized for the delivered elements in a multiple element arrangement provided vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements. The Company’s VSOE for support is based on the renewal rate as stated in the agreement, so long as the rate is substantive. The Company’s VSOE for other undelivered elements, such as professional services and training, is based on the price of the element when sold separately. As of December 31, 2007, the Company had not yet established specific objective evidence of fair value for its multivariable optimization service. Once the Company has established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the residual fee attributable to the elements initially delivered (i.e., software product) when the basic criteria in SOP No. 97-2 have been met. Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP No. 98-9, revenue from support services is recognized ratably over its respective support period and revenue from professional services is recognized as the services are rendered. For arrangements that include a support renewal rate that the

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company determines is not substantive, all revenue for such arrangement is recognized ratably over the applicable support period. For arrangements that include the multivariable optimization service, all revenue for such arrangements is recognized ratably over the longest service period in the arrangement until the vendor specific objective evidence of fair value is established, assuming all other criteria for revenue recognition have been met.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The multivariable testing and Website optimization applications acquired in the November 2007 acquisition of Optimost LLC (“Optimost”) are provided as a service. The Company offers such service on a subscription basis and it recognizes subscription revenues ratably over the contract term, beginning on the effective date of the contract.

The subscription service contracts include professional services. The Company recognizes professional services provided for in subscription service contracts as subscription revenues because these services are considered to be inseparable from the subscription service, and it has not yet established objective and reliable evidence of fair value for the undelivered element. All elements of these subscription services are recognized as subscription revenue over the contract term. The Company recognizes revenues resulting from professional services sold separately from the subscription service contracts as these services are performed.

The Company expenses all manufacturing, packaging and distribution costs associated with its software as cost of license revenues.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts. Cash equivalents are recorded at fair value, which approximates cost.

The Company’s short-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds. Realized gains and losses are calculated using the specific identification method. Realized losses were not material in 2007, 2006 and 2005. As of December 31, 2007 and 2006, unrealized gains (losses) totaled $111,000 and $(86,000), respectively. Unrealized gains and losses are included as a separate component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets.

Allowance for Doubtful Accounts

The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2007 and 2006, the Company’s allowance for doubtful accounts was $599,000 and $449,000, respectively.

Allowance for Sales Returns

The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The accumulated allowance for sales returns is reflected as a reduction of accounts receivable. The Company analyzes its revenue transactions, customer software installation patterns, historical return patterns current economic trends and customer payment terms when evaluating the adequacy of the allowance for sales returns. At December 31, 2007 and 2006, the Company’s allowance for sales returns was $325,000 and $342,000, respectively.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintains an allowance for doubtful accounts based on various factors, including the review of credit profiles of its customers, contractual terms and conditions and historical payment experience. The Company does not expect to incur material losses with respect to financial instruments that potentially subject the Company to concentration of credit risk.

The Company believes that a significant portion of its total revenue for the years ended December 31, 2007, 2006 and 2005 from its Web content management and collaborative document management products and services, however, it is impracticable to disaggregate revenue by product. The Company expects that these products will continue to account for a significant portion of its total revenues in future periods.

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

At December 31, 2007 and 2006, the notional equivalent of forward foreign currency contracts aggregated $8.7 million and $10.2 million, respectively. The fair value of the asset (liability) associated with these forward foreign exchange contracts recorded in the consolidated financial statements was $28,000 and $(24,000) at December 31, 2007 and 2006, respectively. The forward contracts outstanding as of December 31, 2007 are scheduled to mature in January 2008.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of three to five years. Amortization of leasehold improvements is recorded using the straight-line method over the lesser of the estimated useful lives of the assets or the lease term. Upon the sale or retirement of an asset, the cost and related accumulated depreciation are removed from the consolidated balance sheet and the resulting gain or loss is reflected in the consolidated statement of income.

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

Based on the annual impairment tests performed in the third quarter of 2007 and 2006, the Company determined that the carrying value of its recorded goodwill had not been impaired and no impairment charge was recorded in those years. The Company will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that the Company’s goodwill may be impaired include the Company’s market capitalization declining below its net book value or the Company suffering a sustained decline in its stock price. A significant impairment could have a material adverse effect on the Company’s consolidated financial position and results of operations.

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

Upon adoption of SFAS No. 123R, Share-Based Payment, the Company has elected to use the short form method to calculate the tax effects of stock-based compensation. Under the short form method, the Company uses the cumulative effect of award grants to establish its hypothetical additional paid-in capital pool related to the tax effects of the employee stock-based compensation “as if” the Company had adopted the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, since its effective date of January 1, 1995.

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

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, derecognition, and measurement is based on management’s best judgement given the facts, circumstances and information available at a reporting date.

The Company has an unrecognized tax benefit of approximately $2.9 million as of December 31, 2007. The unrecognized tax benefit is exclusive of accrued interest and penalties. Of these unrecognized tax benefits, $2.9 million would reduce the effective tax rate upon recognition. None of this unrecognized tax benefits would

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result in an adjustment to goodwill. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

The Company continues its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company had $63,000 accrued for interest and had no accrued penalties as of December 31, 2007. During the year ended December 31, 2007, the Company recognized $21,000 interest relating to unrecognized tax benefits as part of income tax expense.

Advertisement and Sales Promotion Expenses

Advertisement and sales promotion costs are expensed as incurred and reflected, net of recoveries, if any, from third parties. Advertising costs expensed for the years ended December 31, 2007, 2006 and 2005 were $166,000, $90,000 and $257,000, respectively.

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

The Company’s chief operating decision-maker is considered to be Interwoven’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. For the years ended December 31, 2007, 2006 and 2005, revenues derived from customers outside the United States of America represented 37%, 36% and 32% of total revenues, respectively. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

No customer accounted for more than 10% of total revenues in 2007, 2006 and 2005. At December 31, 2007 and 2006, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following (in thousands):

	December 31,
	2007	2006

Unrealized gain (loss) on available-for-sale investments*	$111	$(86)
Cumulative translation adjustment*	304	50

	$415	$(36)

*	The tax effect on translation adjustments and unrealized gain (loss) was not significant.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005

Net income	$23,678	$6,437	$626

Weighted-average shares used in computing basic net income per common share	45,068	42,979	41,751
Dilutive common equivalent shares from share-based compensation plans	1,456	1,016	639

Weighed-average shares used in computing diluted net income per common share	46,524	43,995	42,390

Basic net income per common share	$0.53	$0.15	$0.01

Diluted net income per common share	$0.51	$0.15	$0.01

For the years ended December 31, 2007, 2006 and 2005, 6.2 million, 6.0 million and 9.4 million stock options, respectively, were anti-dilutive and excluded from the diluted net income per share calculation due to the exercise price being greater than the average fair market value of the common stock during the year.

Stock-based Compensation

In accordance with the SFAS No. 123R, the Company measured all share-based payments to employees, including grants of employee stock options and restricted stock units, using a fair value-based method and accounted for stock-based compensation in the Company’s consolidated statements of income.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will establish new principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. Among the more significant changes from existing principles and requirements, SFAS No. 141R expands the definition of a business and a business combination; requires that all assets, liabilities and noncontrolling interests (including goodwill) acquired in a business combination, whether full or partial, be recorded at fair value; requires acquisition related expenses and restructuring costs to be expensed as incurred rather than included as part of the acquisition cost; requires contingent assets, liabilities and contingent consideration to be recognized at fair value at the date of acquisition with subsequent changes recognized in earnings; requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to be recognized as adjustments to income tax expense; and requires in-process research and development to be capitalized at fair value as an indefinite-lived asset and then amortized over its useful life when development is complete. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 141R. However, to the extent the Company makes acquisitions after the effective date of SFAS No. 141R, the Company expects that the adoption of this statement will have a significant impact on its consolidated results of operations, financial position and cash flows when compared to current accounting principles.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disclosures about fair value measurements. SFAS No. 157 is effective for years beginning after November 15, 2007 and interim periods within those years. The Company is currently evaluating the effect, if any, its consolidated results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company has elected not to adopt SFAS No. 159.

3.	Mergers and Acquisitions

In November 2007, the Company acquired Optimost, a provider of software and services for Website optimization. The aggregate purchase price was $50.9 million in cash for all of the issued and outstanding membership units of Optimost and vested options to purchase Optimost membership units. Interwoven also assumed all of the outstanding unvested options to purchase Optimost membership units. The purchase price was allocated to purchased technology of $10.1 million, customer list of $3.7 million, non-competition covenants of $2.8 million, tradename of $870,000, goodwill of $32.4 million and net tangible assets of $1.0 million. These identifiable intangible assets are subject to amortization according to their estimated lives. The life of purchased technology is 6.0 years and the lives of customer list, non-compete covenants and tradename are 4.0 years. The weighted average amortization period in total is 5.2 years. The Company anticipates that goodwill of $32.4 million will be amortizable for tax purpose over a period of 15 years. The results of operations of Optimost have been included in the consolidated results of operations of the Company beginning November 1, 2007. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Cash and Cash Equivalents and Short-term Investments

The following is a summary of the Company’s cash and cash equivalents and short-term investments (in thousands):

	December 31, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$37,214	$—	$—	$37,214

Cash equivalents:
Commercial paper	1,596	—	—	1,596
Money market funds	29,643	—	—	29,643

Total cash equivalents	31,239	—	—	31,239

Total cash and cash equivalents	68,453	—	—	68,453

Short-term investments:
Government agencies	33,559	44	(3)	33,600
Corporate obligations	29,211	53	(13)	29,251
Government-sponsored enterprises	18,930	27	—	18,957
Commercial paper	5,487	4	(1)	5,490
Certificates of deposit	1,598	—	—	1,598

Total short-term investments	88,785	128	(17)	88,896

Total cash and cash equivalents and short-term investments	$157,238	$128	$(17)	$157,349

	December 31, 2006
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$37,950	$—	$—	$37,950

Cash equivalents:
Commercial paper	29,176	—	—	29,176
Money market funds	6,993	—	—	6,993

Total cash equivalents	36,169	—	—	36,169

Total cash and cash equivalents	74,119	—	—	74,119

Short-term investments:
Government-sponsored enterprises	73,646	6	(35)	73,617
Corporate obligations	21,592	—	(36)	21,556
Commercial paper	5,659	2	(23)	5,638
Certificates of deposit	1,531	—	—	1,531

Total short-term investments	102,428	8	(94)	102,342

Total cash and cash equivalents and short-term investments	$176,547	$8	$(94)	$176,461

In accordance with FASB Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table summarizes the fair value and gross unrealized losses

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (in thousands):

	Less Than 12 Months		More Than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government agencies	$10,649	$(3)	$—	$—	$10,649	$(3)
Corporate obligations	10,116	(6)	4,970	(7)	15,086	(13)
Commercial paper	916	(1)	—	—	916	(1)

	$21,681	$(10)	$4,970	$(7)	$26,651	$(17)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are not other-than-temporarily impaired.

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at December 31, 2007 (in thousands):

		Fair
	Cost	Value

Due within one year	$78,760	$78,809
Due one year to five years	35,744	35,806
Due after ten years	5,520	5,520

	$120,024	$120,135

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006

Computer software and equipment	$27,050	$33,001
Furniture and office equipment	4,508	3,510
Leasehold improvements	12,794	10,938

	44,352	47,449
Less: accumulated depreciation and amortization	28,105	42,634

	$16,247	$4,815

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. The estimated useful lives of computer software and equipment are three years. The estimated useful lives of furniture and office equipment are three to five years. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Depreciation and amortization expense was $4.1 million, $3.8 million and $3.7 million in 2007, 2006 and 2005, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Other Intangible Assets

The carrying amount of the goodwill and other intangible assets as of December 31, 2007 and 2006 are as follows (in thousands):

	2007			2006
	Gross			Gross
	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$52,155	$(39,420)	$12,735	$44,103	$(38,119)	$5,984
Patents and patent applications	5,376	(4,542)	834	4,506	(4,447)	59
Customer list	16,510	(12,659)	3,851	12,831	(9,584)	3,247
Non-compete agreements	4,892	(1,352)	3,540	9,009	(7,644)	1,365

Other intangible assets	$78,933	$(57,973)	20,960	$70,449	$(59,794)	10,655

Goodwill			217,777			190,935

			$238,737			$201,590

Intangible assets, other than goodwill, are amortized over estimated useful lives of between 36 and 72 months. The weighted average life for purchased technology, patents, customer list and non-compete agreements is 4.4 years, 4.0 years, 3.9 years and 4.0 years, respectively. The aggregate amortization expense of intangible assets was $7.6 million, $16.5 million and $15.5 million for 2007, 2006 and 2005, respectively. Of the $7.6 million amortization of intangible assets recorded in 2007, $4.4 million was recorded in cost of license revenues and $3.2 million was recorded in operating expenses. Of the $16.5 million amortization of intangible assets recorded in 2006, $13.2 million was recorded in cost of license revenues and $3.3 million was recorded in operating expenses. Of the $15.5 million amortization of intangible assets recorded in 2005, $12.1 million was recorded in cost of license revenues and $3.4 million was recorded in operating expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $6.8 million in 2008, $4.8 million in 2009, $4.2 million in 2010, $3.0 million in 2011, $1.4 million in 2012 and $826,000 in 2013.

In accordance with SFAS No. 142, the Company does not amortize goodwill. The changes in the carrying amount of goodwill for 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006

Beginning balance	$190,935	$191,595
Goodwill recorded in acquisition of Optimost	32,429	—
Subsequent goodwill adjustments	(5,587)	(660)

Ending balance	$217,777	$190,935

The subsequent goodwill adjustments in 2007 and 2006 relate to the utilization of net operating loss carryforwards from acquired businesses.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006

Accrued compensation	$18,192	$17,043
Professional services	2,768	3,906
Deferred rent	6,687	2,937
Sales and income taxes	1,473	2,671
Other	9,403	7,860

	$38,523	$34,417

8.	Restructuring and Excess Facilities

At various times since 2001, the Company implemented restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities. All the matters associated with workforce reductions were resolved in 2006.

Excess Facilities

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

In 2006, the Company entered into an extension of a sublease agreement for one of its excess facilities located in the San Francisco Bay Area. This sublease extension resulted in a change in the Company’s estimate of expected sublease income for this excess facility. Accordingly, the Company reversed $630,000 of the previously recorded restructuring accrual. The Company also reversed $406,000 of the previously recorded restructuring accrual as a result of revisions to estimated operating expenses for certain of its previously abandoned facilities. The Company also reversed $15,000 of the previously recorded restructuring accrual related to litigation exposure and expected legal costs since certain outstanding matters associated with an employee termination were resolved. Restructuring and excess facilities charges in 2006 includes $149,000 associated with the accretion of discounted future lease payments associated with facilities leases.

In 2007, the Company incurred additional excess facilities costs of $73,000 as a result of the acquisition of Optimost in November 2007 as the Company consolidated the employees from its existing facility to the Optimost facility. The Company also recorded $54,000 to increase the estimated operating expenses for certain of its previously abandoned facilities. Restructuring and excess facilities charges in 2007 includes $21,000 associated with the accretion of discounted future lease payments associated with facilities leases.

At December 31, 2007, the Company had $3.6 million accrued for excess facilities, which is payable through 2010. This accrual includes minimum lease payments of $4.5 million and estimated operating expenses of $1.1 million offset by estimated sublease income of $1.9 million and the present value discount of $1,000 recorded in accordance with SFAS No. 146. The facilities costs were estimated as of December 31, 2007. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

Excess
Years Ending December 31,	Facilities

2008	$1,618
2009	1,081
2010	936

3,635
Present value discount of future lease payments	(1)

$3,634

The following table summarizes the activity in the restructuring and excess facilities accrual (in thousands):

		Non-Cancelable
	Work	Lease
	Force	Commitments
	Costs	and Other	Total

Balance at January 1, 2005	$656	$25,026	$25,682
Restructuring and excess facilities recoveries	(365)	(327)	(692)
Cash payments	(257)	(7,786)	(8,043)

Balance at December 31, 2005	34	16,913	16,947
Restructuring and excess facilities recoveries	(15)	(887)	(902)
Cash payments and other	(19)	(7,330)	(7,349)

Balance at December 31, 2006	—	8,696	8,696
Restructuring and excess facilities charges	—	148	148
Cash payments and other	—	(5,210)	(5,210)

Balance at December 31, 2007	$—	$3,634	$3,634

9.	Bank Borrowings

The Company entered into a line of credit agreement with a financial institution, which was amended in July 2007. This line of credit agreement provides for borrowings up to $13.0 million until September 30, 2007 and $7.0 million from October 1, 2007 to July 31, 2008. Borrowings under the line of credit agreement are secured by cash and cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 7.50% at December 31, 2007, or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At December 31, 2007 and 2006, there were no borrowings under this line of credit agreement.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Guarantees

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

The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of December 31, 2007 and 2006, the Company does not have or require an accrual for product or service warranties.

The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at December 31, 2007 and 2006.

11.	Commitments and Contingencies

Contractual Obligations

The Company leases its main office facilities in San Jose, California and various sales offices in North America, Europe and Asia Pacific under non-cancelable operating leases, which expire at various times through July 2016. The Company has entered into a lease for a new headquarters facility in San Jose, California, consisting of approximately 110,000 square feet. The lease commenced on August 1, 2007 and will expire on July 31, 2014. The Company will have an option to renew this lease for a term of five years on the same terms and conditions set forth in this lease. Rent expense for 2007, 2006 and 2005 was $9.3 million, $10.2 million and $9.9 million, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum lease payments under non-cancelable operating leases, as of December 31, 2007, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments

2008	$5,556	$2,128	$7,684
2009	3,771	1,310	5,081
2010	3,626	1,049	4,675
2011	3,541	—	3,541
2012	2,988	—	2,988
After 2012	7,123	—	7,123

	$26,605	$4,487	$31,092

Of these future minimum lease payments, the Company has accrued $3.6 million in the restructuring and excess facilities accrual at December 31, 2007. This accrual also included estimated operating expenses of $1.1 million and was net of estimated sublease income of $1.9 million.

At December 31, 2007, the Company had $3.6 million outstanding under standby letters of credit with financial institutions, which are secured by cash, cash equivalents and investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.

Litigation

Beginning in 2001, the Company and certain of its officers and directors and certain investment banking firms were named as defendants in a securities class action lawsuit brought in the Southern District of New York. This case is one of several hundred similar cases that have been consolidated into a single action in that court. The case alleges misstatements and omissions concerning underwriting practices in connection with the Company’s public offerings. The plaintiff seeks damages in an unspecified amount. In October 2002, the Company’s officers were dismissed without prejudice as defendants in the lawsuit. In February 2003, the District Court denied a motion to dismiss by all parties. Although the Company believes that the plaintiffs’ claims have no merit, in July 2003, the Company decided to participate in a proposed settlement to avoid the cost and distraction of continued litigation. A settlement proposal was preliminarily approved by the District Court. However, in December 2006, the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties. In August 2007, plaintiffs filed an amended complaint in the six focus cases. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. The class certification motion is not expected to be resolved until after April 2008. In November 2007, defendants in the focus cases filed a motion to dismiss the complaint for failure to state a claim, which the court has yet to rule on. All matters in the case, including any settlement proposal, await determination of this motion to dismiss and plaintiffs’ motion to certify a newly defined class. If a new complaint is filed against the Company, the Company would continue to defend itself vigorously. Any liability the Company incurs in connection with this lawsuit could materially harm its business and financial position and, even if it defends itself successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm its results. In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. Bank of America Corp., No. 07-1585, alleging that the underwriters of the Company’s initial public offering violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disgorgement to the Company of profits in amounts to be proven at trial from the underwriters. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.

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

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock with a par value of $0.001 per share. Preferred stock may be issued from time-to-time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2007, no shares of preferred stock had been issued.

Common Stock

The Company has authorized 125.0 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2007.

13.	Employee Benefit Plans and Stock-Based Compensation

At December 31, 2007, the Company has an employee stock purchase plan, a 401(k) plan and five stock option plans.

Employee Stock Purchase Plan

In September 1999, the Company adopted the 1999 Employee Stock Purchase Plan and reserved 300,000 shares of common stock for issuance thereunder. Each January 1, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1% of the Company’s outstanding shares on December 31 of the preceding year. The aggregate number of shares reserved for issuance under this plan shall not exceed 3.0 million shares. Employees generally are eligible to participate in the ESPP if they are employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not 5% stockholders of the Company. Under this plan, eligible employees may select a rate of payroll deduction between 1% and 15% of their cash compensation subject to certain maximum purchase limitations. Each offering period is six months. Offering periods and purchase periods begin on May 1 and November 1 of each year. The price at which the common stock is purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of that purchase period. Approximately 91,000, 195,000 and 251,000 shares of common stock were issued under the ESPP in 2007, 2006 and 2005, respectively, at an average price of $10.80, $8.30 and $6.52 per share in 2007, 2006 and 2005, respectively. At December 31, 2007, 1.0 million shares were available for issuance.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

1999 Equity Incentive Plan

In September 1999, the Company adopted and stockholders approved the 1999 Equity Incentive Plan. As of December 31, 2007, the aggregate number of shares of common stock reserved for issuance thereunder since inception of the plan was 6.9 million shares. The 1999 Equity Incentive Plan permits the award of stock options, restricted stock, restricted stock units and stock bonuses. There were a total of 304,000 shares authorized and available for new grants under the 1999 Plan at December 31, 2007. No person will be eligible to receive more than 1.0 million shares in any calendar year pursuant to awards under this plan other than a new employee who will be eligible to receive no more than 1.5 million shares in the calendar year in which such employee commences employment. Options granted under this plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.

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

2000 Stock Incentive Plan

In May 2000, the Company adopted the 2000 Stock Incentive Plan. As of December 31, 2007, the aggregate number of shares of common stock reserved for issuance thereunder since inception of the plan was 3.0 million

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares. The 2000 Stock Incentive Plan permits the award of stock options, restricted stock and restricted stock units. There were a total of 1.4 million shares authorized and available for new grants under the 2000 Plan at December 31, 2007. Only nonqualified stock options may be granted under this plan. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company. Awards granted to officers of the Company may not exceed the aggregate of 40% of all shares that are reserved for grant. Awards granted as restricted stock to officers of the Company may not exceed the aggregate of 40% of all shares that are granted as restricted stock.

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

2003 Acquisition Plan

In connection with the Company’s merger with iManage, Inc. (“iManage”) in November 2003, the Company adopted the 2003 Acquisition Plan and reserved 503,000 shares of common stock for issuance thereunder, as permitted by the NASDAQ Marketplace Rules. The 2003 Acquisition Plan authorized the award of options. Only nonqualified stock options are granted under this plan. Nonqualified stock options may be granted to any employee, officer, director, consultant, independent contractor or advisor of the Company who provided services to iManage immediately prior to the merger. Options under the 2003 Acquisition Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant.

Stock-based compensation expense

SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options and restricted stock units, using a fair value-based method, and requires the recording of such expense in the Company’s consolidated statements of income. The pro forma disclosures previously permitted under SFAS No. 123, are no longer an alternative to financial statement recognition. The Company elected to use the modified prospective transition method as permitted by SFAS No. 123R, in which compensation cost was recognized for year ended December 31, 2007 (a) based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R for all share-based payments granted on or after January 1, 2006 and (b) based on the grant date fair value estimated in accordance with original provisions of SFAS No. 123, for all awards granted to employees prior to but remaining unvested as of January 1, 2006, adjusted for estimated pre-vesting forfeitures.

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and purchases under the ESPP that the Company recorded in accordance with SFAS No. 123R for the year ended December 31, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2007	2006

Cost of revenues	$683	$672
Sales and marketing	1,933	1,327
Research and development	982	968
General and administrative	1,477	484

	$5,075	$3,451

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following assumptions:

	Years Ended December 31,
	2007	2006	2005

Expected life from grant date of option (in years)	3.25	3.25	1.8 — 5.0
Risk-free interest rate	3.4% — 5.0%	4.4% — 5.1%	3.2% — 4.5%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	34.3% — 37.2%	39.7% — 59.5%	39.2% — 70.9%
Weighted average expected volatility	36.4%	46.0%	51.3%

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, using the following assumptions:

	Years Ended December 31,
	2007	2006	2005

Expected life from grant date of ESPP (in years)	0.5	0.5	0.5 to 2
Risk-free interest rate	5.1%	4.9% - 5.1%	3.1% — 4.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	29.4% — 33.5%	29.8% — 33.9%	27.9% — 56.1%
Weighted average expected volatility	31.4%	31.4%	49.2%

Stock Option and Restricted Stock Units Activities

A summary of stock option activity under the Company’s stock-based compensation plans is presented below (in thousands except per share amounts and remaining contractual term):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual-	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2007	6,240	$16.85
Granted	928	14.83
Assumed	599	9.07
Exercised	(674)	9.15
Forfeited	(138)	9.89
Expired	(370)	34.32

Outstanding at December 31, 2007	6,585	$15.81	6.32	$23,570

Exercisable at December 31, 2007	4,532	$17.57	5.61	$18,111

Vested and expected to vest at December 31, 2007	6,326	$15.95	6.24	$23,001

The estimated weighted average fair value of options granted under the stock option plans during 2007, 2006 and 2005 was $4.65, $3.94 and $3.62 per share, respectively. The total fair value of options vested during 2007, 2006 and 2005 was $2.7 million, $2.6 million and $32.5 million, respectively. As of December 31, 2007, there was $7.6 million of unrecognized compensation expense related to unvested stock options which the Company will amortize to expense in the future. Total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures. The Company expects to recognize stock-based compensation expense over a weighted average period of 2.7 years.

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The total intrinsic value of options exercised during 2007, 2006 and 2005 was $4.4 million, $7.4 million and $3.3 million, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options as of December 31, 2007 (number of options in thousands):

Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	of	Contractual	Exercise	of	Exercise
Prices	Options	Life (Years)	Price	Options	Price

$0.50 to $7.13	896	3.74	$5.79	494	$5.09
$7.16 to $7.96	720	6.59	$7.75	610	$7.74
$8.00 to $8.83	989	6.82	$8.66	944	$8.67
$8.99 to $10.15	749	7.33	$9.47	577	$9.47
$10.17 to $13.03	727	7.19	$11.68	467	$11.41
$13.08 to $13.85	690	6.33	$13.59	570	$13.62
$14.01 to $15.27	854	8.83	$14.75	118	$14.53
$15.32 to $61.00	741	4.82	$33.04	533	$39.75
$62.08 to $289.64	219	2.64	$103.72	219	$103.72

	6,585	6.32	$15.81	4,532	$17.57

A summary of restricted stock units activity under the Company’s stock-based compensation plans is presented below (in thousands except per share amounts and remaining contractual term):

		Weighted-	Weighted
		Average	Average
		Grant Date	Remaining	Aggregate
		Fair Value/	Contractual-	Intrinsic
	Shares	Share	Term	Value

Outstanding at January 1, 2007	691	$8.65
Granted	593	14.57
Vested	(183)	8.65
Forfeited	(20)	9.44

Outstanding at December 31, 2007	1,081	$11.88	1.77	$15,370

Vested and expected to vest at December 31, 2007	907	$11.80	1.68	$12,900

The total fair value of restricted stock units vested during 2007 was $1.6 million. As of December 31, 2007, there was $8.3 million of unrecognized compensation expense related to unvested restricted stock units which the Company will amortize to expense in the future. Unrecognized expense will be adjusted for future changes in estimated forfeitures. The Company expects to recognize that expense over a weighted average vesting period of 3.0 years.

The Company recorded $5.1 million and $3.5 million, respectively, in stock-based compensation expense for the years ended December 31, 2007 and 2006. Of the $5.1 million stock-based compensation expense recorded in 2007, $2.4 million was for stock options, $2.5 million for restricted stock units and $198,000 for the ESPP. Of the $3.5 million stock-based compensation expense recorded in 2006, $2.5 million was for stock options, $514,000 for restricted stock units and $461,000 for the ESPP.

The Company received $7.1 million, $15.0 million and $7.1 million in cash from option exercises under all stock-based payment arrangements and employee stock purchase plan for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, for the years ended December 31, 2007 and 2006, the Company recognized $523,000 and $18,000 in income tax benefits related to the exercise of stock options, respectively.

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

For the year ended December 31, 2005, had the Company accounted for stock-based compensation cost based on the fair value at the grant date, the Company’s net income (loss) and basic and diluted net income (loss) per common share would have been as follows (in thousands, except per share amounts):

Net income (loss):
As reported	$626
Stock-based employee compensation included in net income as reported, net of related tax*	1,734
Stock-based employee compensation using the fair value method, net of related tax*	(23,300)

Pro forma	$(20,940)

Basic and diluted net income (loss) per common share:
As reported	$0.01
Pro forma	$(0.50)

*	The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance

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

401(k) Plan

The Company sponsors a defined contribution plan under Internal Revenue Service Code 401(k) (“401(k) Plan”). Most United States employees are eligible to participate following the start of their employment, at the beginning of each calendar month. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 25% of an employee’s contributions up to a maximum of $1,000 per year.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contributions made by the Company vest immediately upon contribution. For the years ended December 31, 2007 and 2006, the Company’s matching contribution was $354,000 and $244,000, respectively. There was no matching contribution in 2005.

14.	Interest Income and Other

Interest income and other consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Interest income	$8,718	$6,358	$3,744
Interest expense	—	—	(1)
Foreign currency gain	147	132	12
Other	405	(166)	(181)

	$9,270	$6,324	$3,574

15.	Income Taxes

The components of income before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

United States	$20,426	$6,612	$137
Foreign	2,767	2,028	1,577

	$23,193	$8,640	$1,714

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$2,564	$917	$75
State	594	152	96
Foreign	1,180	1,134	917

	4,338	2,203	1,088

Deferred:
Federal	$(3,870)	—	—
State	(812)	—	—
Foreign	(141)	—	—

	(4,823)	—	—

Provision (benefit) for income taxes	$(485)	$2,203	$1,088

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Income tax provision at federal statutory rate	$8,117	$2,938	$583
State taxes, net of federal tax benefits	594	163	77
Amortization of stock-based compensation	181	360	476
Goodwill	1,498	690	—
Net operating losses utilized	(8,885)	(2,379)	—
Alternative minimum tax	508	—	—
Changes in valuation allowance	(3,280)	104	(48)
Other	782	327	—

	$(485)	$2,203	$1,088

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

	December 31,
	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$26,242	$34,193
Restructuring and excess facilities charges	1,422	3,325
Accrued liabilities and allowances	4,421	2,576
Tax credit carryforwards	7,668	7,869
Depreciation and amortization	13,327	14,863
Stock-based compensation	2,736	1,274
Valuation allowance	(46,031)	(60,698)

	9,785	3,402
Deferred tax liabilities:
Non-deductible intangible assets	(1,036)	(3,402)
Deductible Goodwill	(141)	—

	$8,608	$—

As of December 31, 2007, the Company’s federal and California net operating loss carryforwards for income tax purposes and before FIN No. 48 reserves were approximately $146.2 million and $27.2 million, respectively. These carryforwards have not been audited by the relevant tax authorities and could be subject to adjustment on examination. If not utilized, the federal net operating loss carryforwards will begin to expire in 2011, and the California net operating loss carryforwards will begin to expire in 2011. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss and credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. The Company’s federal and California research tax credit carryforwards for income tax

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes are approximately $5.1 million and $3.0 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2011. The California research tax credits can be carried forward indefinitely. The deferred tax assets as of December 31, 2006 were reduced by approximately $5.7 million to reflect an adjustment to net operating loss carryovers. The adjustment resulted from the Company’s determination that the carryforwards did not properly consider the impact of various statutory limitations. This adjustment did not impact the Company’s consolidated statement of income, balance sheets, stockholders’ equity and comprehensive income (loss), and cash flows as its deferred tax assets as of December 31, 2006 are subject to a valuation allowance.

During 2007, the Company assessed the need for a valuation allowance against the deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the Company will be able to realize the benefit of approximately $8.6 million of its deferred tax assets. Prior to December 31, 2007, the Company provided a full valuation allowance against its net deferred assets. The net change in the total valuation allowance for the years ended December 31, 2007, 2006 and 2005 was a decrease of $14.7 million and $27.5 million and an increase of $491,000, respectively. As a result of adopting SFAS No. 123R, the deferred tax asset balances at December 31, 2007 and 2006 did not include excess tax benefits from stock option exercises. The amount excluded at December 31, 2007 and 2006 was $26.9 million and $26.5 million, respectively. This $26.9 million of tax benefits associated with the stock option related deductions will be credited directly to shareholders’ equity upon ultimate realization. Additionally, while the Company has net operating loss carryforwards, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change as defined under Sections 382 and 383 of the Internal Revenue Code. Additionally, net operating losses and credits related to companies that the Company acquired or may acquire in the future may be subject to similar limitations.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. The Company has an unrecognized tax benefit of approximately $2.9 million as of December 31, 2007. The unrecognized tax benefit is exclusive of accrued interest and penalties. Of these unrecognized tax benefits, $2.9 million would reduce the effective tax rate upon recognition. None of this unrecognized tax benefits would result in an adjustment to goodwill. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

The Company continues its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company had $63,000 accrued for interest and had no accrued penalties as of December 31, 2007. For the year ended December 31, 2007, the Company recognized $21,000 in interest expense relating to unrecognized tax benefits as part of income tax expense.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit by Internal Revenue Service or state jurisdictions. The Company is subject to examination in various foreign jurisdictions, for which it believes it has established adequate reserves. The Company’s federal and state tax returns for the years 1995 through 2007 are open to examination by the Internal Revenue Service and various state tax authorities. The Company is subject to examination from tax authorities in the United Kingdom for the years 2005 through 2007.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007 (after adoption of FIN No. 48)	$2,608
Tax positions related to current year:
Additions	—
Reductions	(38)
Tax positions related to prior years:
Additions	355
Reductions	—
Settlements	—
Lapses in statutes of limitations	—

Balance at December 31, 2007	$2,925

16.	Significant Customer Information and Segment Reporting

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

The following table presents geographic information (in thousands):

	Years Ended December 31,
	2007	2006	2005

Revenues:
United States	$141,988	$128,171	$119,002
United Kingdom	31,606	30,057	18,414
Other geographies	52,074	42,091	37,621

	$225,668	$200,319	$175,037

	December 31,
	2007	2006

Long-lived assets (excluding goodwill):
United States	$14,761	$3,083
International	1,486	1,732

	$16,247	$4,815

The Company’s revenues are derived from software licenses, consulting and training services and customer support. Although management believes that a significant portion of the Company’s revenue is derived from TeamSite and WorkSite products and related services, the Company does not specifically track revenues by

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

individual products. It is also impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

License	$86,788	$75,678	$67,754
Customer support	95,925	86,568	76,755
Consulting	37,905	33,382	25,911
Training	5,050	4,691	4,617

	$225,668	$200,319	$175,037

17.	Restatement of Consolidated Financial Statements

Based on the results of a voluntary review of historical stock option granting practices and related accounting, the Company restated its December 31, 2005 consolidated financial statements. As part of the restatement, the Company also recorded certain adjustments that were previously deemed immaterial and corrected the pro forma stock-based compensation and income tax footnote disclosures. The restatement resulted in an increase in the Company’s net income for the year ended December 31, 2005 by $9,000, an increase in accumulated deficit as of December 31, 2005 of $31.0 million, a decrease in deferred revenues as of December 31, 2005 of $501,000, and an increase in additional paid-in-capital as of December 31, 2005 of $31.5 million. The restatement is more fully described in Note 3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERWOVEN, INC.

By:	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer

Date: March 14, 2008

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Joseph L. Cowan and John E. Calonico, Jr., and each of them, as his true and lawful attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph L. Cowan Joseph L. Cowan	Chief Executive Officer	March 14, 2008

/s/ John E. Calonico, Jr. John E. Calonico, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

/s/ Bob L. Corey Bob L. Corey	Chairman of the Board of Directors	March 14, 2008

/s/ Charles M. Boesenberg Charles M. Boesenberg	Director	March 14, 2008

/s/ Ronald E. F. Codd Ronald E. F. Codd	Director	March 14, 2008

/s/ Frank J. Fanzilli, Jr. Frank J. Fanzilli, Jr.	Director	March 14, 2008

/s/ Roger J. Sippl Roger J. Sippl	Director	March 14, 2008

/s/ Thomas L. Thomas Thomas L. Thomas	Director	March 14, 2008

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXHIBITS TO FORM 10-K ANNUAL REPORT

For the year ended December 31, 2007

			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

2.01		Agreement and Plan of Merger, dated October 17, 2007, by and among Registrant, Broadway Merger LLC, Optimost LLC and Mark Wachen, as representative	8-K	10/22/07	2.1
3.01		Registrant’s Fourth Amended and Restated Certificate of Incorporation	S-8	11/19/03	4.08
3.02		Registrant’s Amended and Restated Bylaws	8-K	4/25/07	3.01
4.01		Form of Certificate for Registrant’s common stock	S-1	9/23/99	4.01
10	.01*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers	10-K	12/14/07	10.01
10	.02*	1996 Stock Option Plan and related agreements	S-1	7/27/99	10.02
10	.03*	1998 Stock Option Plan and related agreements	S-1	7/27/99	10.03
10	.04*	1999 Equity Incentive Plan	10-Q	8/8/06	10.01
10	.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan	10-Q	8/8/06	10.02
10	.06*	1999 Employee Stock Purchase Plan	10-K	12/14/07	10.01
10	.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1/(A)	10/4/99	10.05
10	.08*	2000 Stock Incentive Plan	10-Q	8/8/06	10.03
10	.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan	10-Q	8/8/06	10.04
10	.10*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under iManage, Inc. 1997 Stock Option Plan	S-8	11/19/03	4.02
10	.11*	iManage, Inc. 2000 Non-Officer Stock Option Plan and related forms of stock option and option exercise agreements	S-8	11/19/03	4.03
10	.12*	2003 Acquisition Plan	S-8	11/19/03	4.07
10	.13*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2003 Acquisition Plan	10-K	3/13/06	10.13
10	.14*	Form of Notice of Stock Option Acceleration and Share Restrictions	10-K	3/13/06	10.14
10	.15*	Regional Prototype Profit Sharing Plan and Trust/Account Standard Plan Adoption Agreement AA #001	S-1	07/27/99	10.06
10	.16*	Employment Agreement between Registrant and Scipio M. Carnecchia	10-K	12/14/07	10.16
10	.17*	Employment Agreement between Registrant and John E. Calonico, Jr.	10-K	12/14/07	10.17
10	.18*	Offer Letter, dated March 16, 2007, between Registrant and Joseph L. Cowan	8-K	04/02/07	10.1
10.19		Lease, dated December 20, 2006, by and between Registrant and Silicon Valley CA-I, LLC	8-K	12/22/06	10.1

		Incorporated by Reference			Filed
Number	Exhibit Title	Form	Date	Number	Herewith

10.20	First Amendment to Lease, dated January 12, 2007, by and between Registrant and Silicon Valley CA-I, LLC	10-K	12/14/07	10.24
10.21	Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	(1)	(1)	(1)
10.22	First Amendment to Lease dated November 12, 2003 between iManage, Inc. and 303 Wacker Realty LLC	10-K	03/15/05	10.27
10.23	Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002	(2)	(2)	(2)
21.01	Subsidiaries of the Registrant				X
23.01	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
23.02	Consent of Independent Registered Public Accounting Firm				X
31.01	Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer				X
31.02	Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer				X
32.01	Section 1350 certification of Chief Executive Officer				X
32.02	Section 1350 certification of the Chief Financial Officer				X

(1)	Incorporated by reference to Exhibit 10.18 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 26, 2003.

(2)	Incorporated by reference to Exhibit 10.13 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 29, 2002.

*	Management contract, compensatory plan or arrangement.