Form 10-Q
period 2008-03-31
INTERWOVEN INC
filed 2008-05-09
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock, $0.001 par value per share	45,537,000 shares

INTERWOVEN, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERWOVEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$87,803	$68,453
Short-term investments	85,529	88,896
Accounts receivable, net of allowances of $990 and $924, respectively	38,325	39,000
Prepaid expenses and other current assets	9,060	8,252

Total current assets	220,717	204,601
Property and equipment, net	15,777	16,247
Goodwill	217,747	217,777
Other intangible assets, net	18,985	20,960
Deferred tax assets	6,159	5,895
Other assets	2,058	2,878

Total assets	$481,443	$468,358

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,612	$4,378
Accrued liabilities	25,041	30,707
Restructuring and excess facilities accrual	1,345	1,618
Deferred revenues	71,098	61,977

Total current liabilities	101,096	98,680
Accrued liabilities	7,772	7,816
Restructuring and excess facilities accrual, less current portion	1,746	2,016

Total liabilities	110,614	108,512

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 125,000 shares authorized; 45,530 and 45,304 shares issued and outstanding, respectively	45	45
Additional paid-in capital	771,031	766,660
Accumulated other comprehensive income	906	415
Accumulated deficit	(401,153)	(407,274)

Total stockholders’ equity	370,829	359,846

Total liabilities and stockholders’ equity	$481,443	$468,358

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
License	$21,972	$19,614
Support and service	39,492	33,102

Total revenues	61,464	52,716

Cost of revenues:
License	1,779	1,960
Support and service	15,950	13,192

Total cost of revenues	17,729	15,152

Gross profit	43,735	37,564

Operating expenses:
Sales and marketing	22,037	19,804
Research and development	9,953	9,061
General and administrative	5,732	4,959
Amortization of intangible assets	668	828
Restructuring and excess facilities charges (recoveries)	(48)	3

Total operating expenses	38,342	34,655

Income from operations	5,393	2,909
Interest income and other, net	1,178	2,492

Income before provision for income taxes	6,571	5,401
Provision for income taxes	450	673

Net income	$6,121	$4,728

Basic net income per common share	$0.13	$0.11

Shares used in computing basic net income per common share	45,434	44,636

Diluted net income per common share	$0.13	$0.10

Shares used in computing diluted net income per common share	46,717	46,460

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$6,121	$4,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,401	787
Stock-based compensation expense	2,608	921
Amortization of intangible assets and purchased technology	1,975	2,054
Deferred income taxes	(264)	—
Change in allowance for doubtful accounts and sales returns	66	(59)
Changes in operating assets and liabilities:
Accounts receivable	569	1,794
Prepaid expenses and other assets	(85)	(97)
Accounts payable and accrued liabilities	(6,410)	(2,325)
Restructuring and excess facilities accrual	(539)	(1,758)
Deferred revenues	9,121	4,459

Net cash provided by operating activities	14,563	10,504

Cash flows from investing activities:
Purchases of property and equipment	(931)	(2,587)
Purchases of investments	(20,230)	(23,277)
Maturities of investments	24,150	11,266

Net cash provided by (used in) investing activities	2,989	(14,598)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,763	3,596

Net cash provided by financing activities	1,763	3,596

Effect of exchange rate changes on cash and cash equivalents	35	1

Net increase (decrease) in cash and cash equivalents	19,350	(497)
Cash and cash equivalents at beginning of period	68,453	74,119

Cash and cash equivalents at end of period	$87,803	$73,622

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
     Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the entire year or for any other period.
     The consolidated balance sheet as of December 31, 2007 has been derived from audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. Such disclosures are contained in the Company’s Annual Report on Form 10-K.
     The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
     All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period.  The resulting income or losses from translation are charged or credited to other comprehensive income and are accumulated and reported in stockholders’ equity.
     Summary of Significant Accounting Policies
     The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements on its Annual Report on Form 10-K for the year ended December 31, 2007. These accounting policies have not materially changed during three months ended March 31, 2008. These significant accounting policies include:
•	Use of Estimates

•	Revenue Recognition

•	Cash, Cash Equivalents and Short-Term Investments

•	Allowance for Doubtful Accounts

•	Allowance for Sales Returns

•	Risks and Concentrations

•	Financial Instruments

•	Income Taxes

     Recent Accounting Pronouncements
      In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 161 would have on its consolidated results of operations, financial position and cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  SFAS No. 141R will establish new principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  Among the more significant changes from existing principles and requirements, SFAS No. 141R expands the definition of a business and a business combination; requires that all assets, liabilities and non-controlling interests (including goodwill) acquired in a business combination, whether full or partial, be recorded at fair value; requires acquisition related expenses and restructuring costs to be expensed as incurred rather than included as part of the acquisition cost; requires contingent assets, liabilities and contingent consideration to be recognized at fair value at the date of acquisition with subsequent changes recognized in earnings; requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to be recognized as adjustments to income tax expense; and requires in-process research and development to be capitalized at fair value as an indefinite-lived asset and then amortized over its useful life when development is complete. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact of SFAS No. 141R.  However, to the extent the Company makes acquisitions after the effective date of SFAS No. 141R, the Company expects that the adoption of this statement will have a significant impact on its consolidated results of operations, financial position and cash flows when compared to current accounting principles.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company has elected not to adopt SFAS No. 159 as of January 1, 2008. However, because the SFAS No. 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reason support doing so in the future.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on its consolidated results of operations, financial position and cash flows. See Note 2, Investments and Fair Value Measurements, to the condensed consolidated financial statements.

Note 2. Investments and Fair Value Measurements
     SFAS No. 157 provides for a fair value hierarchy based on the quality of the inputs used to measure fair value. In accordance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the value technique, into a three–level hierarchy. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its “available-for-sale” securities and forward foreign exchange contracts.
     Cash equivalents and short term investments. Cash equivalents consist of investments in money market funds with original maturities of 90 days or less on date of purchase. Short-term investments consist of United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds with original maturities exceeding 90 days.
     Money market funds are recorded at their carrying value which is a reasonable estimate of their fair value.
     Inputs to fair value measurement for commercial paper holdings include quoted prices for identical or similar instruments in markets that are not active, in which there are few transactions for the instrument along with other observable inputs like interest rates and yield curves observable at commonly quoted intervals, volatilities and credit risks.
     Forward foreign exchange contracts. The principal market where the Company executes its forward foreign exchange contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants usually are large money center banks and regional banks. Forward foreign exchange contract pricing inputs are based on quotes from public data sources for a forward contract of similar length and do not involve management judgment.
     The fair value of the financial assets and liabilities recorded on the Condensed Consolidated Balance Sheets are as follows at March 31, 2008 (in thousands):

		Fair Value Measurements
		At Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other
		Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Money market funds	$36,317	$36,317	$—
Government agencies	28,621	28,621	—
Corporate obligations	24,312	24,312	—
Government-sponsored enterprises	27,897	27,897	—
Commercial paper	3,087	—	3,087
Certificates of deposit	1,612	1,612	—
Forward foreign exchange contracts	15	15	—

	$121,861	$118,774	$3,087

Liabilities:
Forward foreign exchange contracts	$24	$24	$—

Note 3. Net Income Per Common Share
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
     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2008	2007
Net income	$6,121	$4,728

Weighted-average shares used in computing basic net income per common share	45,434	44,636
Dilutive common equivalent shares from stock compensation plans	1,283	1,824

Weighed-average shares used in computing diluted net income per common share	46,717	46,460

Basic net income per common share	$0.13	$0.11

Diluted net income per common share	$0.13	$0.10

     For periods ended March 31, 2008 and 2007, 6.5 million and 4.7 million stock options, respectively, were anti-dilutive and excluded from the diluted net income per share calculation due to the exercise price being greater than the average fair market value of the common stock during the period.
Note 4. Comprehensive Income
     Comprehensive income refers to gains that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from operations. For the three months ended March 31, 2008 and 2007, the components of comprehensive income consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$6,121	$4,728
Other comprehensive income:
Translation adjustment*	35	1
Unrealized gain on available-for-sale investments*	456	36

Comprehensive income	$6,612	$4,765

Note 5. Mergers and Acquisitions
     In November 2007, the Company acquired Optimost LLC (“Optimost”), a provider of software and services for Website optimization. The aggregate purchase price was $50.9 million in cash for all of the issued and outstanding membership units of Optimost and vested options to purchase Optimost membership units. Interwoven also assumed all of the outstanding unvested options to purchase Optimost membership units. The purchase price was allocated to purchased technology of $10.1 million, customer list of $3.7 million, non-competition covenants of $2.8 million, tradename of $870,000, goodwill of $32.4 million and net tangible assets of $1.0 million. These identifiable intangible assets are subject to amortization according to their estimated lives. The life of purchased technology is 6.0 years and the lives of customer list, non-compete covenants and tradename are 4.0 years. The weighted average amortization period in total is 5.2 years. The Company anticipates that goodwill of $32.4 million will be amortizable for tax purpose over a period of 15 years. The acquisition was accounted for using the purchase method of accounting.
Note 6. Stock-Based Compensation
     The Company accounts for share-based payments under SFAS No. 123R. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options and restricted stock units, using a fair value-based method, and requires the recording of such expense in the consolidated statements of operations.
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
     Expected Volatility. The Company estimated the volatility based on historical prices of the Company’s common stock over the expected life of each option. For options granted prior to January 1, 2006, the Company used a different volatility for each of the four separate tranches based on the expected life for each tranche. For options granted on or after January 1, 2006, the Company calculated the historical volatility over the expected life of the options.
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
     The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected life from grant date of option (in years)	2.3-5	3.3
Risk-free interest rate	2.2%-2.8%	4.5%-4.8%
Expected dividend yield	0.0%	0.0%
Expected volatility	33.5%-44.3%	36.5%-37.2%
Weighted average expected volatility	36.1%	37.1%

     The fair value of each stock purchase right granted under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option valuation method, using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected life from grant date of ESPP (in years)	—	0.5
Risk-free interest rate	—	5.1%
Expected dividend yield	—	0.0%
Expected and average expected volatility	—	29.4%
     The following table summarizes the stock-based compensation expense for stock options, restricted stock units and awards granted under the ESPP that the Company recorded in accordance with SFAS No. 123R for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Cost of revenues	$298	$148
Sales and marketing	885	415
Research and development	397	235
General and administrative	1,028	123

Total stock-based compensation expense	$2,608	$921

Note 7. Goodwill and Intangible Assets
     The carrying amount of goodwill and other intangible assets as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$52,155	$(40,597)	$11,558	$52,155	$(39,420)	$12,735
Patents and patent applications	5,376	(4,596)	780	5,376	(4,542)	834
Customer list	16,510	(13,097)	3,413	16,510	(12,659)	3,851
Non-compete agreements	4,892	(1,658)	3,234	4,892	(1,352)	3,540

Other intangible assets	$78,933	$(59,948)	18,985	$78,933	$(57,973)	20,960

Goodwill			217,747			217,777

			$236,732			$238,737

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 36 and 72 months. The weighted average life for purchased technology, patents, customer list and non-compete agreements is 4.5 years, 4.0 years, 3.8 years and 4.0 years, respectively. The aggregate amortization expense of intangible assets was $2.0 million and $2.1 million for three months ended March 31, 2008 and 2007, respectively. Of the $2.0 million of amortization of intangible assets recorded in the three months ended March 31, 2008, $1.3 million was recorded in cost of license revenues and $668,000 was recorded in operating expenses. Of the $2.1 million of amortization of intangible assets recorded in the three months ended March 31, 2007, $1.2 million was recorded in cost of license revenues and $828,000 was recorded in operating expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $4.8 million in the remaining nine months of 2008, $4.8 million in 2009, $4.2 million in 2010, $3.0 million in 2011, $1.4 million in 2012 and $826,000 in 2013.
Note 8. Restructuring and Excess Facilities
     At various times since 2001, the Company implemented a series of restructuring and facility consolidation plans to improve operating performance. Restructuring and facilities consolidation costs consist of workforce reductions, the consolidation of excess facilities and the impairment of leasehold improvements and other equipment associated with abandoned facilities.
     Excess Facilities
     At March 31, 2008, the Company had $3.1 million accrued for excess facilities, which is payable through 2010. This accrual includes minimum lease payments of $3.8 million and estimated operating expenses of $963,000 offset by estimated sublease income of $1.7 million. The facilities costs were estimated as of March 31, 2008. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. The estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could affect the Company’s consolidated financial condition and results of operations.
     The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income, associated with these charges (in thousands):

Excess
Years Ending December 31,	Facilities
2008 (remaining nine months)	$1,074
2009	1,081
2010	936

$3,091

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

Balance at December 31, 2007	$3,634
Restructuring and excess facilities recoveries	(48)
Cash payments and other	(495)

Balance at March 31, 2008	$3,091

Note 9. Borrowings
     The Company has a line of credit agreement with a financial institution that provides for borrowings up to $7.0 million until July 31, 2008. Borrowings under the line of credit agreement are secured by cash and cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 5.25% at March 31, 2008, or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At March 31, 2008 and December 31, 2007, there were no borrowings under this line of credit agreement.
Note 10. Guarantees
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
     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of March 31, 2008 and December 31, 2007, the Company does not have or require an accrual for product or service warranties.
     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at March 31, 2008 and December 31, 2007.
Note 11. Interest Income and Other, Net
     Interest income and other, net consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Interest income	$1,540	$2,153
Foreign currency loss	(306)	(94)
Other	(56)	453

	$1,178	$2,492

Note 12. Commitments and Contingencies
     Contractual Obligations
     The Company leases its main office facilities in San Jose, California and various sales offices in North America, Europe and Asia Pacific under non-cancelable operating leases, which expire at various times through July 2016.
     Future minimum lease payments under non-cancelable operating leases, as of March 31, 2008, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
	Facilities	Facilities	Payments
Years Ending December 31,
2008 (remaining nine months)	$4,260	$1,430	$5,690
2009	4,204	1,310	5,514
2010	3,933	1,049	4,982
2011	3,765	—	3,765
2012	2,986	—	2,986
After 2012	7,114	—	7,114

	$26,262	$3,789	$30,051

     At March 31, 2008, the Company had $3.6 million outstanding under standby letters of credit with financial institutions, which are secured by cash, cash equivalents and short-term investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.
     Financial Instruments
     The Company conducts business globally in numerous currencies. It enters into forward foreign exchange contracts where the counterparty is a bank to mitigate the risk of changes in foreign exchange rates on accounts receivable, and not for trading purposes. The Company’s forward foreign exchange contracts generally have terms of 45 days or less. Although these contracts are or can be effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, and, therefore, are marked to market each period with the change in fair value recognized in the condensed consolidated statements of income in interest income and other, net and classified as either other current assets or other current liabilities in the consolidated balance sheets.
     As of March 31, 2008, the notional equivalent of forward foreign currency contracts aggregated $14.2 million and the fair value of the net liability associated with forward foreign currency contracts recognized in the condensed consolidated financial statements was $9,000. The forward contracts outstanding as of March 31, 2008 expired in April 2008.
     Royalties
     The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.
     Litigation
     Beginning in 2001, the Company and certain of its officers and directors and certain investment banking firms were named as defendants in a securities class action lawsuit brought in the Southern District of New York. This case is one of several hundred similar cases that have been consolidated into a single action in that court. The case alleges misstatements and omissions concerning underwriting practices in connection with the Company’s public offerings. The plaintiff seeks damages in an unspecified amount. In October 2002, the Company’s officers were dismissed without prejudice as defendants in the lawsuit. In February 2003, the District Court denied a motion to dismiss by all parties. Although the Company believes that the plaintiffs’ claims have no merit, in July 2003, the Company decided to participate in a proposed settlement to avoid the cost and distraction of continued litigation. A settlement proposal was preliminarily approved by the District Court. However, in December 2006, the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties. In August 2007, plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their class allegations. In November 2007, defendants in the focus cases filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. All matters in the case, including any settlement proposal, await determination of this motion to dismiss and any motion by plaintiffs to certify a newly defined class. If a new complaint is filed against the Company, the Company would continue to defend itself vigorously. Any liability the Company incurs in connection with this lawsuit could materially harm its business and financial position and, even if it defends itself successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm its results. In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. Bank of America Corp., No.07-1585, alleging that the underwriters of the Company’s initial public offering violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits in amounts to be proven at trial from the underwriters. In February 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.
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

Note 13. Income Taxes
         The Company’s effective tax rate for the three months ended March 31, 2008 was 7% compared with 13% for the same period in 2007. This change in the effective rate was primarily due to the release of valuation allowance against deferred tax assets.
     As of March 31, 2008, the Company has an unrecognized tax benefit of approximately $3.0 million which increased by approximately $70,000 during the three months ended March 31, 2008. The unrecognized tax benefit is exclusive of accrued interest and penalties. Of these unrecognized tax benefits, $3.0 million would reduce the effective tax rate upon recognition. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is zero. The application of Financial Accounting Standards Board Interpretation (“FIN”) No. 48 would have resulted in an increase in accumulated deficit of $1.4 million except that the change was fully offset by the application of a valuation allowance. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.
     The Company continues its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company had $73,000 accrued for interest and had no accrued penalties as of March 31, 2008.
     The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. With the exception of an Internal Revenue Service (“IRS”) examination of its 2005 payroll taxes, the Company is not currently under audit by the IRS and state jurisdictions. The Company is subject to examination in various foreign jurisdictions, for which it believes it has established adequate reserves. The Company’s federal and state returns for the years 1995 through 2007 remain open to examination by the IRS and various state tax authorities. The Company is subject to examination from tax authorities in the United Kingdom for years 2005 through 2007.
     The Company continues to assess the need for a valuation allowance against the deferred tax assets. Based on its earnings history and projected future taxable income, the Company determined that it is more likely than not that it will be able to realize a benefit of an additional $368,000 of its deferred tax assets for the three months ended March 31, 2008. The release of the valuation allowance resulted in reductions to provision for income taxes and goodwill of approximately $300,000 and $68,000, respectively.
Note 14. Significant Customer Information and Segment Reporting
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
     The following table presents geographic information (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Revenues:
United States of America	$36,769	$33,826
United Kingdom	13,857	8,246
Other geographies	10,838	10,644

	$61,464	$52,716

	March 31,	December 31,
	2008	2007
Long-lived assets (excluding goodwill and intangible assets):
United States of America	$14,366	$14,761
International	1,411	1,486

	$15,777	$16,247

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

	Three Months Ended
	March 31,
	2008	2007
License	$21,972	$19,614
Customer support	26,498	23,244
Consulting	11,735	8,733
Training	1,259	1,125

	$61,464	$52,716

     No customer accounted for more than 10% of the total revenues for the three months ended March 31, 2008 and 2007. At March 31, 2008 and December 31, 2007, no single customer accounted for more than 10% of the outstanding accounts receivable.

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
Overview
     Incorporated in March 1995, we are a provider of content management software solutions. Our software and services enable organizations to leverage content to drive business growth by improving online business performance, increasing collaboration and streamlining business processes both internally and externally. Since our inception, approximately 4,300 enterprise and professional services organizations in 60 countries worldwide have chosen our solutions.
     We operate in a single segment, which is the design, development and marketing of software solutions. Our goal is to be the leading provider of content management software solutions. We are focused on generating profitable and sustainable growth through internal research and development, licensing from third parties and acquisitions of businesses with complementary products and technologies.
     We license our software to businesses, professional services organizations, capital markets companies and government agencies generally on a non-exclusive and perpetual basis. The growth in our software license revenues is affected by the strength of general economic and business conditions, customer budgetary constraints and the competitive position of our software solutions. Software licenses revenues are also affected by long, unpredictable sales cycles, so they are difficult to forecast from period to period. Although our consolidated results of operations have improved in recent periods, our results were impacted in these periods by long product evaluation periods, protracted contract negotiations and multiple authorization requirements of our customers, all of which we believe are characteristic of the market for content management products and services. During the latter half of the fourth quarter of 2007, we observed some of our customers, specifically those in the global capital markets industry, engaging in unusually careful budgeting processes for their information technology spending in 2008. In the first quarter of 2008, we experienced reduced demand from customers in the global capital markets industry, resulting in lower than expected revenues from these customers during the three months ended March 31, 2008. We expect this industry-specific trend to continue for the foreseeable future. To the extent other customers in other industries exhibit these same behaviors in response to the unfavorable economic and market conditions that are currently affecting the United States, our sales cycle could lengthen and demand for our software products and services could decline, which in turn, could adversely affect our revenues and results of operations.
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
     Services revenues consist of software installation and integration, training and business process consulting, as well as revenue from software products we sell on a subscription basis. Other than our sales of software on a subscription basis, services revenues tend to lag software license revenues since consulting services, if purchased at all, are typically performed after the purchase of new software licenses or in connection with software upgrades. Professional services are predominately billed on a time-and-materials basis and we recognize revenues when the services are performed. In November 2007, we completed the acquisition of Optimost LLC (“Optimost”). Professional services revenues also include subscription revenues from Optimost for the three months ended March 31, 2008. Professional services revenues are influenced primarily by the number of professional services engagements sold in connection with software license sales and the customers’ use of third party services providers.
     Because our products are complex and involve a consultative sales model, our strategy is to market and sell our products and services primarily through a direct sales force. We look to augment those efforts through relationships with technology vendors, professional services firms, systems integrators and other strategic partners, which assist our direct sales force in obtaining customer leads and referrals. The percentage of our new customer license orders that are influenced by or co-sold with our strategic partners and resellers was 89% for the three months ended March 31, 2008. In general, these partners and resellers perform the installation and integration, consulting and other services for the enterprises to which they resell our products, and we are not engaged by their customers for these services.
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
     In the rapidly changing and increasingly complex and competitive information technology environment, we believe product differentiation will be a key to market leadership. Thus, our strategy is to continually work to enhance and extend the features and functionality of our existing products and develop new and innovative solutions for our customers. We have in the past and expect to continue to devote substantial resources to our research and development activities. As a percentage of total revenues, research and development expenses were 16% and 17% for the quarters ended March 31, 2008 and 2007, respectively.
     We recorded income from operations of $5.4 million and $2.9 million for the quarters ended March 31, 2008 and 2007, respectively. We are focused on improving our operating margins by increasing our revenues and actively managing our expenses through improved productivity and utilization of economies of scale. As a significant portion of our expenses are employee-related, we manage our headcount from period to period. We had 896 employees worldwide at March 31, 2008 versus 779 employees at March 31, 2007. The increase in headcount from 2007 to 2008 was due primarily to the 67 employees we hired as part of the acquisition of Optimost and our efforts to reduce the degree to which we incur subcontractor expenses. We also look to improve our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. Additionally, we pay close attention to other costs, including facilities and related expense, professional fees and promotional expenses, which are each significant components of our expense structure.
     Our acquisition strategy is an important element of our overall business strategy. We seek to identify acquisition opportunities that will enhance the features and functionality of our existing products, provide new products and technologies to sell to our installed base of customers, acquire additional customers that we can sell our existing products, or which facilitate entry into adjacent markets. In evaluating these opportunities, we consider, among other strategic objectives, both time to market of the technologies or products to be acquired and potential market share gains. We have completed a number of acquisitions in the past, and we may acquire other technologies, products and companies in the future. In recent years, we have added through acquisition products and solutions with digital asset management, collaborative document management, records management, content publishing, Website optimization and capital markets vertical market capabilities. The results of operations of these business combinations have been included prospectively from the closing dates of these transactions. Accordingly, our financial results may not be directly comparable to those of the previous periods.
Results of Operations
Revenues
     The following sets forth, for the periods indicated, our revenues:

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands, except percentages)
License	$21,972	$19,614	12%
Percentage of total revenues	36%	37%
Support and service	39,492	33,102	19%
Percentage of total revenues	64%	63%

	$61,464	$52,716	17%

     Total revenues increased 17% to $61.5 million for the three months ended March 31, 2008 from $52.7 million for the three months ended March 31, 2007. We believe that the increase in revenues was attributable to higher revenues from license, customer support and consulting services in most of our geographic regions, in particular United States and Europe. Revenues from outside of the United States of America represented 40% and 36% of our total revenues for the three months ended March 31, 2008 and 2007, respectively.
     License. License revenues increased 12% to $22.0 million for the three months ended March 31, 2008 from $19.6 million for the three months ended March 31, 2007. We believe that the increase in license revenues for 2008 over 2007 was primarily due to higher license revenues from sales in most of our geographic regions, in particular Europe. Our average selling prices were $158,000 and $179,000 for the three months ended March 31, 2008 and 2007, respectively, for transactions in excess of $50,000 in aggregate license revenues. For the three months ended March 31, 2008, we had one individual license transaction in excess of $1.0 million and two such transactions for the same period in 2007. License revenues represented 36% and 37% of total revenues for the three months March 31, 2008 and 2007, respectively.
     Support and Service. Support and service revenues increased 19% to $39.5 million for the three months ended March 31, 2008, from $33.1 million for the three months ended March 31, 2007. The increase in support and service revenues was primarily the result of a $3.3 million increase in customer support revenues from a larger installed base of customers and additional orders from our existing customers and a $3.0 million increase in consulting revenues primarily due to subscription revenue from our multivariable testing and Website optimization services. Support and service revenues accounted for 64% and 63% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Our support renewal rates have not fluctuated significantly during these periods. In the three months ended March 31, 2008, service revenue has been impacted by the weakening of the global economy which has impacted demand from customers, particularly in the global capital markets industry. We expect that this economic trend will impact our services revenues from customers in the global capital markets industry for the remaining nine months of 2008 and, to the extent that this trend continues, may impact our services revenues from other portions of our business.
     To the extent that our license revenues decline in the future, our support and service revenues may also decline.  Specifically, a decline in license revenues may result in fewer consulting engagements.  Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a slowing of growth in customer support revenue.  However, since customer support revenues are recognized over the duration of the support contract, the impact will not be experienced for up to several months after a decline in license revenues.  In the future, customer support revenues may also be adversely impacted if customers fail to renew their support agreements or reduce the license software quantity under their support agreements.  Our ability to increase subscription revenues from our multivariable testing and Website optimization services depends on our success in attracting new customers, retaining our existing customers and cross-selling these services to customers that have purchased software licenses from us.
Cost of Revenues

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands, except percentages)
License	$1,779	$1,960	(9)%
Percentage of total revenues	3%	4%
Percentage of license revenues	8%	10%
Support and service	15,950	13,192	21%
Percentage of total revenues	26%	25%
Percentage of support and service revenues	41%	40%

	$17,729	$15,152	17%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues decreased 9% to $1.8 million in the three months ended March 31, 2008 from $2.0 million for the same period in 2007. Cost of license revenues represented 3% of total revenues for the three months ended March 31, 2008 and 2007. Cost of license revenues represented 8% and 10% of total license revenues for the three months ended March 31, 2008 and 2007, respectively. The decrease in cost of license revenues in absolute dollars and as a percentage of license revenues for the three months ended March 31, 2008 from the same period in 2007 was primarily due to a decrease in the amortization of purchased technology associated with acquisitions.
     Based solely on acquisitions completed through the three months ended March 31, 2008 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $3.0 million for the remaining nine months of 2008, $2.9 million in 2009, $2.5 million in 2010, $1.8 million in 2011, $1.3 million in 2012 and $826,000 for 2013. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software licenses sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded with our software are under fixed-fee arrangements.
     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with delivering product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 21% to $16.0 million in the three months ended March 31, 2008 from $13.2 million for the same period in 2007. The increase in cost of support and service revenues in the three months ended March 31, 2008 from the same period in 2007 was due primarily higher personnel costs of $1.7 million related to increased headcount and salary increases and amortization of purchased technology of $478,000 related to the acquisition of Optimost. Headcount increased primarily due to our hiring of 37 employees from Optimost and hiring to support our revenue growth and reduce our dependency on subcontractors. Cost of support and service revenues represented 41% and 40% of support and service revenues for the three months ended March 31, 2008 and 2007, respectively. Support and service headcount was 279 and 208 at March 31, 2008 and 2007, respectively.
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

Operating Expenses
     Sales and Marketing

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands, except percentages)
Sales and marketing	$22,037	$19,804	11%
Percentage of total revenues	36%	38%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, facilities costs, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expense increased 11% to $22.0 million for the three months ended March 31, 2008 from $19.8 million for the three months ended March 31, 2007. The increase in sales and marketing expense in the three months ended March 31, 2008 from the same period in 2007 was primarily due to a $1.4 million increase in personnel-related costs related to increased headcount and salary increase, a $425,000 increase in marketing program spending and a $470,000 increase in stock-based compensation expense. Sales and marketing expense represented 36% and 38% of total revenues in the three months ended March 31, 2008 and 2007, respectively. The decline in sales and marketing expense as a percentage of total revenues is due to higher total revenues and lower variable selling costs and program expenses, as compared to the first quarter of 2007. Sales and marketing headcount was 271 and 240 at March 31, 2008 and 2007, respectively. The headcount increase from 2007 to 2008 was primarily due to 18 employees hired from Optimost.
     We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.
     Research and Development

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands, except percentages)
Research and development	$9,953	$9,061	10%
Percentage of total revenues	16%	17%
     Research and development expenses consist of salaries and benefits, third-party contractor costs, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expense increased 10% to $10.0 million in the three months ended March 31, 2008 from $9.1 million for the three months ended March 31, 2007. The increase in the three months ended March 31, 2008 from the same period in 2007 was primarily due to a $667,000 increase in personnel-related costs associated with additional staffing in our development operation in Bangalore, India and salary increase and a $162,000 increase in stock-based compensation expense. Research and development expense was 16% and 17% of total revenues in the three months ended March 31, 2008 and 2007, respectively. Research and development headcount was 241 and 234 at March 31, 2008 and 2007, respectively. Although we expect to increase research and development staffing, particularly at our development operation in Bangalore, India, we expect research and development expenses in 2008 will decline slightly as a percentage of total revenues when compared to 2007 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.
     General and Administrative

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands, except percentages)
General and administrative	$5,732	$4,959	16%
Percentage of total revenues	9%	9%

     General and administrative expenses consist of salaries and personnel-related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expense increased 16% to $5.7 million for the three months ended March 31, 2008 from $5.0 million for the three months ended March 31, 2007. The increase in general and administrative expense in the three months ended March 31, 2008 from the same period in 2007 was primarily due to a $905,000 increase in stock-based compensation expense primarily related to grants to our Chief Executive Officer in April 2007 and to the re-elected members of our Board of Directors in February 2008, a $365,000 increase in personnel-related costs related to increased headcount, offset by a $482,000 decrease in legal and accounting expenses. General and administrative expense represented 9% of total revenues in the three months ended March 31, 2008 and 2007. General and administrative headcount was 105 and 97 at March 31, 2008 and 2007, respectively.
     Amortization of Intangible Assets

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands, except percentages)
Amortization of intangible assets	$668	$828	(19)%
Percentage of total revenues	1%	2%
     Amortization of intangible assets consists of amortization expense primarily related to customer lists acquired, non-compete agreements and tradenames recorded in our business combinations. Amortization of intangible assets decreased 19% to $668,000 for the three months ended March 31, 2008 from $828,000 for the three months ended March 31, 2007. The decrease in the three months ended March 31, 2008 from the same period in 2007 was primarily due to certain intangible assets becoming fully amortized. Based on the intangible assets balance as of March 31, 2008, we expect amortization of intangible assets classified as operating expenses to be $1.8 million in the remaining nine months of 2008, $2.0 million in 2009, $1.7 million in 2010 and $1.2 million in 2011. We may incur additional amortization expense exceeding these expected future levels to the extent we make any future acquisitions.
     Restructuring and Excess Facilities Charges (Recoveries)

	Three Months Ended March 31,
	2008		2007		Change
	(in thousands, except percentages)
Restructuring and excess facilities charges (recoveries)	$(48)		$3		*
Percentage of total revenues	*	%	*	%

*percentage not meaningful
     During the three months ended March 31, 2008, we reversed $48,000 of the previously recorded restructuring and excess facilities accrual primarily relating to the buyout of our remaining lease obligation for an abandoned facility in New York.
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

     Interest Income and Other, Net

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands, except percentages)
Interest income	$1,540	$2,153
Foreign currency loss	(306)	(94)
Other	(56)	453

Interest income and other, net	$1,178	$2,492	(53)%

Percentage of total revenues	2%	5%
     Interest income and other is primarily composed of interest earned on our cash and cash equivalents and short-term investments and foreign currency exchange gains and losses. Interest income and other was $1.2 million and $2.5 million for the three months ended March 31, 2008 and 2007, respectively. This decrease was due primarily to lower interest rates on our cash and cash equivalents and short-term investments as well as a lower average balance of cash, cash equivalents and short-term investments. We expect interest income to decline in 2008 due to these factors.
     Provision for Income Taxes

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands, except percentages)
Provision for income taxes	$450	$673	(33)%
Percentage of total revenues	1%	1%
     We recorded an income tax provision of $450,000 and $673,000 for the three months ended March 31, 2008 and 2007, respectively. The income tax provisions for the three months ended March 31, 2008 and 2007 were comprised primarily of foreign income taxes and foreign withholding taxes, and also included a provision for federal alternative minimum and state income taxes.
     The effective tax rate for the three months ended March 31, 2008 was 7% compared with 13% for the same period in 2007. This change in our effective rate was primarily due to the release of valuation allowance against deferred tax assets.
     We adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48 on January 1, 2007. We had an unrecognized tax benefit of approximately $3.0 million which increased by approximately $70,000 during the three months ended March 31, 2008. The unrecognized tax benefit is exclusive of accrued interest and penalties. Of these unrecognized tax benefits, $3.0 million would reduce the effective tax rate upon recognition. The amount of unrecognized tax benefits that would result in an adjustment to goodwill is zero. The application of FIN No. 48 would have resulted in an increase in accumulated deficit of $1.4 million except that the change was fully offset by the application of a valuation allowance. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months. We historically classified unrecognized tax benefits in current tax payable. As a result of adoption of FIN No. 48, the unrecognized tax benefits were reclassified to long-term income taxes payables.
     We recognize interest and penalties related to income tax matters in income tax expense. We had $73,000 accrued for interest and had no accrued penalties as of March 31, 2008.
     We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. With the exception of an Internal Revenue Service (“IRS”) examination of our 2005 payroll taxes, we are not currently under audit by the IRS and state jurisdictions. We are subject to examination in various foreign jurisdictions, for which we believe we have established adequate reserves. Our federal and state returns for the years 1995 through 2007 remain open to examination by the IRS and various state tax authorities. We are subject to examination from tax authorities in the United Kingdom for years 2005 through 2007.
     We continue to assess the need for a valuation allowance against the deferred tax assets. Based on our earnings history and projected future taxable income, we determined that it is more likely than not that we will be able to realize our deferred tax assets as of March 31, 2008. The release of the valuation allowance resulted in reductions to provision for income taxes and goodwill of approximately $300,000 and $68,000, respectively. At March 31, 2008, we had a full valuation allowance against our deferred tax assets.
Liquidity and Capital Resources

	March 31,	December 31,
	2008	2007
	(in thousands)
Cash and cash equivalents and short-term investments	$173,332	$157,349
Working capital	$119,621	$105,921
Stockholders’ equity	$370,829	$359,846
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
     A number of non-cash items were charged to expense in three months ended March 31, 2008 and 2007. These items include depreciation and amortization of property and equipment, intangible assets and stock-based compensation. Although these non-cash items may increase or decrease in amount and therefore cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.
     Cash provided by operating activities for the three months ended March 31, 2008 was $14.6 million, representing an improvement of $4.1 million from the same period in 2007. This change was primarily the result of improved operating results, after adjusting for non-cash expense, increase in deferred revenues, decrease in accounts receivable offset by decrease in accounts payable and accrued liabilities and payments to reduce the restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $491,000. Our days sales outstanding in accounts receivable (“days outstanding”) were 57 days at March 31, 2008 and December 31, 2007. Deferred revenues increased primarily due to increased sales of customer support contracts and subscription revenues relating to our multivariable optimization services.
     Cash provided by operating activities for the three months ended March 31, 2007 was $10.5 million and primarily resulted from our net income, after adjustments for non-cash expense, increase in deferred revenues, decrease in accounts receivable offset by decrease in accounts payable and accrued liabilities and payments to reduce the restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $1.8 million. Our days outstanding was 56 days at March 31, 2007.
     Cash used in investing activities was $3.0 million for the three months ended March 31, 2008. This resulted from net proceeds for short-term investments of $4.0 million, comprised of $24.2 million of proceeds from the maturity of investments offset by $20.2 million to purchase investment securities, and $931,000 to purchase property and equipment
     Cash used in investing activities was $14.6 million for the three months ended March 31, 2007. This resulted from net payments for short-term investments of $12.0 million, comprised of $23.3 million to purchase investment securities offset by $11.3 million of proceeds from the maturity of investments, and $2.6 million to purchase property and equipment.
     Cash provided from financing activities was $1.8 million and $3.6 million for the three months ended March 31, 2008 and 2007, respectively, and consists primarily of cash received from the exercise of common stock options and shares issued under our employee stock purchase plan. Cash provided by financing activities declined in three months ended March 31, 2008 as a result of lower cash receipts from the exercise of common stock options.
     At March 31, 2008, we had $87.8 million in cash and cash equivalents and $85.5 million in short-term investments. These amounts have been invested in highly liquid United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds according to our investment policies. At March 31, 2008, our investments in mortgaged-backed securities totaled

$27.9 million, all of which were issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. We have classified our investment portfolio as “available-for-sale,” and our investment objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly risking principal. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or if a requirement for cash arises. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.
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
     We have no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our balance sheet under accounting principles generally accepted in the United States of America, other than the operating lease obligations described below.
     Bank Borrowings. We had a $7.0 million line of credit available to us at March 31, 2008, which is secured by cash and cash equivalents and short-term investments and is primarily used as collateral for letters of credit required by our facilities leases. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under this line of credit. The line of credit agreement expires in July 2008. There were no outstanding borrowings under this line of credit as of March 31, 2008.
     Facilities. We lease facilities under operating lease agreements that expire at various dates through 2016. As of March 31, 2008, minimum cash payments due under operating lease obligations for our occupied and excess facilities totaled $30.1 million. The following table presents our prospective future lease payments under these agreements as of March 31, 2008, which includes estimated operating expenses offset by estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Total
2008 (remaining nine months)	$4,260	$1,430	$(634)	$278	$1,074	$5,334
2009	4,204	1,310	(575)	346	1,081	5,285
2010	3,933	1,049	(452)	339	936	4,869
2011	3,765	—	—	—	—	3,765
2012	2,986	—	—	—	—	2,986
Thereafter	7,114	—	—	—	—	7,114

	$26,262	$3,789	$(1,661)	$963	$3,091	$29,353

     Some of our lease agreements contain clauses which require us to restore occupied leased premises to their original shape and condition. We may or may not incur costs to fulfill the obligation in accordance with the terms of our lease agreements. We accrue the costs of expected lease restoration obligations over the term of the lease agreement.

     The restructuring and excess facilities accrual at March 31, 2008 includes minimum lease payments of $3.1 million and estimated operating expenses of $963,000 offset by estimated sublease income of $1.7 million. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
     We had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling approximately $3.0 million as of March 31, 2008. Due to the uncertainties to the tax matters, we are unable to reasonably estimate when the cash settlement with a taxing authority will occur.
     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At March 31, 2008, we had $3.6 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and short-term investments.
     We currently anticipate that our cash and cash equivalents and short-term investments balances, together with our existing line of credit on March 31, 2008, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, if at all.
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
     We use foreign currency forward contracts to reduce these exposures and not for speculative or trading purposes. Although these contracts are or can be effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains and losses on the changes in the fair values of the forward contracts are included in interest income and other, net in our condensed consolidated statements of income. We do not anticipate significant currency gains or losses in the near term.
     We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as “available-for-sale” and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains and losses reported in accumulated other comprehensive income on our condensed consolidated balance sheets. These securities are not leveraged and are held for purposes other than trading.
Off-Balance Sheet Arrangements
     We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of March 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
     We have entered into operating leases for our office facilities in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of March 31, 2008, we leased facilities under non-cancelable operating leases expiring between 2008 and 2016. Rent expense under operating leases was $1.5 million and $2.7 million for the three months ended March 31, 2008 and 2007, respectively. Future minimum lease payments under our operating leases as of March 31, 2008 are detailed in “Liquidity and Capital Resources” above.
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
     The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2008 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 1 Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item. 1.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the first quarter of 2008, there was no material change in our quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Reference is made to our disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

     Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Information with respect to this Item may be found under the caption “Litigation” in Note 12 to the Condensed Consolidated Financial Statements under Part I, Item 1 of this report, which information is incorporated into this Item by reference.

ITEM 1A.	RISK FACTORS
Factors That May Impact Our Business
     We operate in a dynamic and rapidly changing business environment that involves many risks and uncertainties. In Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, we discussed the factors that could cause, or contribute to causing, actual results to differ materially from what we expect or from any historical patterns or trends. These risks include those that we consider to be significant to your decision whether to invest in our common stock at this time. There may be risks that you view differently than we do, and there are other risks and uncertainties that we do not presently know of or that we currently deem immaterial, but that may, in fact, harm our business in the future. If any of these events occur, our business, results of operations and financial condition could be seriously harmed, the trading price of our common stock could decline and you may lose part or all of your investment. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007. You should consider carefully the following factors, in addition to other information in this Quarterly Report on Form 10-Q, in evaluating our business.
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
     We have incurred operating losses for most of our history and had an accumulated deficit of $401.2 million as of March 31, 2008. We must increase both our license and support and service revenues to sustain profitable operations and positive cash flows. If we are able to maintain profitability and positive cash flows, we cannot assure you that we can sustain or increase profitability or cash flows on a quarterly or annual basis in the future. Failure to achieve such financial performance would likely cause the price of our common stock to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.
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
     We also face potential competition from our strategic partners, such as Microsoft Corporation and IBM, or from other companies that may in the future decide to compete in our market, including companies that currently only compete with us for sales to small and medium sized enterprises. Many existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Current and potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. Moreover, as we adapt our business model to target new markets or offer customers solutions that are different from the products we have traditionally offered, such as the software-as-a-service offerings we introduced in November 2007 following our acquisition of Optimost, the degree to which we face the competitive challenges described above may be higher than has traditionally been the case. To the extent potential customers value experience in addressing such markets or providing the kinds of new solutions we introduce, or such experience or other competitive advantages otherwise enable our competitors to sell and provide solutions more effectively than we can, the benefits we expect to derive from adapting our business model may be delayed or may not materialize.
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
     Our business can be affected by a number of factors that are beyond our control such as general geopolitical and economic conditions, conditions in the financial services markets, the overall demand for enterprise software and services and general political and economic developments. A weakening of the global economy, or economic conditions in the United States or other key markets, could cause delays in and decreases in demand for our products. For example, there is increasing uncertainty about the direction and relative strength of the United States economy because of the various challenges that are currently affecting it. During the last quarter, we observed some customers engage in careful budgeting processes and we experienced declining demand from these customers in the global capital markets industry during the first quarter of 2008. If the challenging economic conditions in the United States and other key countries persist or worsen, other customers may delay or reduce information technology spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.

Our revenues depend on a small number of products and markets, so our results are vulnerable to shifts in demand.
     For the three months ended March 2008 and 2007, we believe that a significant portion of our total revenue was derived from our Interwoven TeamSite and Interwoven WorkSite products and related services, and we expect this to be the case in future periods. Accordingly, any decline in the demand for these products and related services will have a material and adverse effect on our consolidated financial results.
     We also derive a significant portion of our revenues from a limited number of vertical markets. In particular, our WorkSite product is primarily sold to professional services organizations, such as law firms, accounting firms, consulting firms and corporate legal departments. In addition, we derive a significant amount of our revenue from companies in the financial services industry. In order to sustain and grow our business, we must continue to sell our software products and services into these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could seriously harm our prospects. Further, our reliance on a limited number of vertical markets exposes our operating results to the same macroeconomic risks and changing economic conditions that affect those vertical markets. For example, if the recent turbulence in the financial markets persists as we expect it will, our customers in the financial services industry may reduce spending, as we experienced with our customers in the global capital markets industry during the first quarter of 2008, and our results could suffer.
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
     Our support and service revenues represented approximately 64% and 63% of total revenues for the three months ended March 31, 2008 and 2007, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, any reduction in license revenue is likely to result in lower support and services revenue in the future.
     The demand for consulting, training and support services is affected by competition from independent service providers and strategic partners, resellers and other systems integrators with knowledge of our software products. Factors other than price may not be determinative of whether prospective customers of consulting services engage us or alternative service providers. We have experienced increased competition for consulting services engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues and the related gross margin from these revenues may decline. In the three months ended March 31, 2008, our service revenue has been impacted by weakness in our global capital markets business, which has been impacted by the global economy and credit crisis. We believe that this weakness will reduce our future service revenue.
     For the three months ended March 31, 2008 and 2007, we recognized support revenues of $26.5 million and $23.2 million, respectively. Our support agreements typically have a term of one year and are renewable thereafter for periods generally of one year. Customer support revenues are primarily influenced by the number and size of new support contracts sold in connection with software licenses and the renewal rate of existing support contracts. Customers may elect not to renew their support agreements, renew their support contracts at lower prices or may reduce the license software quantity under their support agreements, thereby reducing our future support revenue.
Our international operations have a significant impact on our overall operating results.
     We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the three months ended March 31, 2008 and 2007, revenues from our international operations were approximately 40% and 36% of our total revenues, respectively. In addition, for the three months ended March 31, 2008, more than 20% of our operating expenses were attributable to international operations. Sales generated and expenses incurred outside of the United States are denominated in currencies other that the United States Dollar. We anticipate devoting significant resources and management attention to international opportunities and managing our international operations. This subjects us to a number of risks and uncertainties including:
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
     Our ability to achieve our forecasted quarterly earnings is dependent on receiving a significant number of license transactions in the mid to high six-figure range or possibly even larger orders. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. We had one and two such license transactions in three months ended March 31, 2008 and 2007, respectively. Because it is difficult for us to accurately predict the timing of large customer orders, our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, the loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from anticipated levels. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.
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
     In the past, we have acquired companies, products or technologies, such as our recently completed acquisition of Optimost, and we are likely to do so in the future. We may not realize the anticipated benefits of this or any other acquisition and each acquisition has numerous risks. These risks include:
•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products, and related business models, with our current products, technologies and business model;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of technology or products;

•	potential failure of the due diligence processes to identify significant issues with product quality, architecture and development, integration obstacles or legal and financial contingencies, among other things;

•	incurring significant exit charges if products acquired in business combinations are unsuccessful;

•	incurring additional expenses if disputes arise in connection with any acquisition;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•	potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product offerings.
     Mergers and acquisitions of high technology companies are inherently risky and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition or results of operations.
     In addition, the terms of our acquisitions may provide for future obligations, such as our payment of additional consideration upon the occurrence of specified future events or the achievement of future revenues or other financial milestones. To the extent these events or achievements involve subjective determinations, disputes may arise that require a third party to assess, resolve and/or make such determinations, or involve arbitration or litigation. For example, several of our acquisitions have included earn-out arrangements that contain audit rights. Should a dispute arise over determinations made under those arrangements, we may be forced to incur additional costs and spend time defending our position, and may ultimately lose the dispute, any of these outcomes would cause us not to realize all the anticipated benefits of the related acquisition and could impact our consolidated results of operations.

Economic conditions and significant world events have harmed and could continue to negatively affect our revenues and results of operations.
     Our revenue growth and profitability depend on the overall demand for our content management software applications and solutions. The decline in customer spending on many kinds of information technology initiatives worldwide over the first half of this decade has resulted in lower revenues, longer sales cycles, lower average selling prices and customer deferral of orders. To the extent that information technology spending, particularly spending on public-facing Web applications, does not continue to improve or declines from current levels, the demand for our products and services, and therefore our future revenues, will be negatively affected. Further, declines in our customers’ markets or in general economic conditions could reduce demand for our software applications and services, which would negatively affect our future revenues. For example, if the recent turbulence in the financial markets persists as we expect it will, our customers in the financial services industry may reduce spending, as we experienced with our customers in the global capital markets industry during the first quarter of 2008, and our results could suffer. If general or market-specific economic conditions worsen, the time it takes us to collect accounts receivable could lengthen and some accounts receivable could become uncollectible. As a result of these factors, our consolidated financial results could be significantly and adversely affected.
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
Our future revenues may depend in part on how successful we are at addressing the needs of the markets we enter.
     Traditionally, our content management products have been technically complex and designed to appeal to the information technology professionals within large corporations, who we believe have the most significant impact on whether or not our sales efforts are successful. As we adapt our business model to target new markets or offer customers solutions that are different from the products we have traditionally offered, such as the introduction of several of our segmentation and analytics offerings during 2007 and the software-as-a-service offerings in November 2007, following our acquisition of Optimost, our success will depend, in part, on our ability to modify our sales efforts and product design to effectively address new markets and promote our new solutions. For example, with the introduction of the products and services mentioned above, our sales efforts have been increasingly focused on addressing the needs of marketing professionals, who we believe will have the most significant impact on whether or not our sales efforts with respect to those products and services will be successful. As marketing professionals value different kinds of product and service features and characteristics than information technology professionals, we must redesign our product and service offerings to appeal to marketing professionals to succeed in this market. The transition from focusing our sales efforts on information technology professionals to others, such as marketing professionals, will be difficult, and any success our sales teams have had selling to information technology professionals may not translate to their sales efforts with others. If we are unsuccessful in redesigning our products and services or making such transitions, our future revenue could be adversely affected, possibly causing our consolidated operating results to suffer and our stock price to decline.

Because a significant portion of our revenues are influenced by referrals from strategic partners and, in some cases, sold through resellers, our future success depends in part on those partners, but their interests may differ from ours.
     Our direct sales force depends, in part, on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. The percentage of our new license orders from customers that are influenced by or co-sold with our strategic partners and resellers was 89% for the three months ended March 31, 2008. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits and lose our investments in those relationships. In addition, revenues from any strategic partnership, no matter how significant we expect it to be, depend on a number of factors outside our control, are highly uncertain and may vary from period to period. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.
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
     At March 31, 2008, we had $87.8 million in cash and cash equivalents and $85.5 million in short-term investments. We have invested in highly-liquid United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds according to our investment policies. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be heightened as a result of recent turmoil in the financial and credit markets. Investments in both fixed rate and floating rate interest bearing instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. Additionally, we may suffer losses in principal if we are forced to sell securities that decline in market value. These market and interest rate risks associated with our investment portfolio may have a material and adverse effect on our consolidated financial condition, results of operations and liquidity.
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
     At March 31, 2008, we had $217.8 million in goodwill and $19.0 million in other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of goodwill on at least an annual basis and the value of long-lived intangible assets when indicators of impairment arise to determine whether the recorded values have been impaired and should be reduced. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate, a decline in the price of our stock and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our 2007 Annual Meeting of Stockholders held on February 21, 2008, the following matters were considered and voted upon:
(a)	The election of seven directors to hold office until the 2008 Annual Meeting of Stockholders. The votes cast and withheld for such nominees were as follows:

	Votes	Votes
	For	Withheld
Charles M. Boesenberg	38,400,796	3,691,211
Ronald E. F. Codd	37,375,250	4,716,757
Bob L. Corey	38,373,549	3,718,458
Joseph L. Cowan	38,466,243	3,625,764
Frank J. Fanzilli, Jr.	38,314,521	3,777,486
Roger J. Sippl	38,554,611	3,537,396
Thomas L. Thomas	38,377,141	3,714,866
(b)	To ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2007.

For	39,251,717
Against	2,821,395
Abstain	18,895
     Based on these voting results, each of the directors nominated was elected and the selection of Ernst & Young LLP was ratified.

ITEM 6. EXHIBITS

Exhibit No.	Description

10.01	2008 Executive Officer Incentive Bonus Plan

10.02†	2008 Compensation Plan for Steven J. Martello

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: May 9, 2008

INTERWOVEN, INC. (Registrant)
By:	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer

/s/ John E. Calonico, Jr.
John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.
EXHIBIT INDEX
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended March 31, 2008

Number	Exhibit Title

10.01	2008 Executive Officer Incentive Bonus Plan

10.02†	2008 Compensation Plan for Steven J. Martello

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.