Form 10-Q
period 2008-06-30
INTERWOVEN INC
filed 2008-08-08
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 000-27389
INTERWOVEN, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0523543
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
160 E. Tasman Drive, San Jose, California 95134
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, $0.001 par value per share	45,842,000 shares

INTERWOVEN, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERWOVEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	$92,300	$68,453
Short-term investments	94,751	88,896
Accounts receivable, net	37,909	39,000
Prepaid expenses and other current assets	9,467	8,252

Total current assets	234,427	204,601
Property and equipment, net	15,945	16,247
Goodwill	217,719	217,777
Other intangible assets, net	17,010	20,960
Deferred tax assets	6,159	5,895
Other assets	2,092	2,878

Total assets	$493,352	$468,358

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,494	$4,378
Accrued liabilities	28,762	30,707
Restructuring and excess facilities accrual	1,225	1,618
Deferred revenues	68,723	60,957

Total current liabilities	102,204	97,660

Long-term liabilities:
Accrued liabilities	7,761	7,816
Restructuring and excess facilities accrual	1,476	2,016
Deferred revenues	1,752	1,020

Total liabilities	113,193	108,512

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 125,000 shares authorized; 45,801 and 45,304 shares issued and outstanding, respectively	46	45
Additional paid-in capital	773,526	766,660
Accumulated other comprehensive income	260	415
Accumulated deficit	(393,673)	(407,274)

Total stockholders’ equity	380,159	359,846

Total liabilities and stockholders’ equity	$493,352	$468,358

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
License	$23,378	$21,017	$45,350	$40,631
Support and service	39,777	33,597	79,269	66,699

Total revenues	63,155	54,614	124,619	107,330

Cost of revenues:
License	2,165	2,086	3,944	4,046
Support and service	15,562	13,441	31,512	26,633

Total cost of revenues	17,727	15,527	35,456	30,679

Gross profit	45,428	39,087	89,163	76,651

Operating expenses:
Sales and marketing	22,670	20,204	44,707	40,008
Research and development	9,679	9,315	19,632	18,376
General and administrative	5,349	5,971	11,081	10,930
Amortization of intangible assets	668	828	1,336	1,656
Restructuring and excess facilities charges (recoveries)	44	61	(4)	64

Total operating expenses	38,410	36,379	76,752	71,034

Income from operations	7,018	2,708	12,411	5,617
Interest income and other, net	1,249	2,282	2,427	4,774

Income before provision for income taxes	8,267	4,990	14,838	10,391
Provision for income taxes	787	785	1,237	1,458

Net income	$7,480	$4,205	$13,601	$8,933

Basic net income per common share	$0.16	$0.09	$0.30	$0.20

Shares used in computing basic net income per common share	45,599	45,057	45,517	44,847

Diluted net income per common share	$0.16	$0.09	$0.29	$0.19

Shares used in computing diluted net income per common share	46,476	46,575	46,534	46,514

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$13,601	$8,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,766	1,610
Stock-based compensation expense	4,915	2,130
Amortization of intangible assets and purchased technology	3,950	4,108
Deferred income taxes	(264)	—
Change in allowances for doubtful accounts and sales returns	23	(24)
Changes in operating assets and liabilities:
Accounts receivable	989	3,716
Prepaid expenses and other	(485)	(124)
Accounts payable and accrued liabilities	(3,604)	(784)
Restructuring and excess facilities accrual	(929)	(3,523)
Deferred revenues	8,498	2,031

Net cash provided by operating activities	29,460	18,073

Cash flows from investing activities:
Purchases of property and equipment	(2,464)	(8,259)
Purchases of investments	(53,592)	(31,406)
Maturities of investments	47,793	33,640

Net cash used in investing activities	(8,263)	(6,025)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,805	7,058

Net cash provided by financing activities	2,805	7,058

Effect of exchange rate changes on cash and cash equivalents	(155)	99

Net increase in cash and cash equivalents	23,847	19,205
Cash and cash equivalents at beginning of period	68,453	74,119

Cash and cash equivalents at end of period	$92,300	$93,324

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
     Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the entire year or for any other period.
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
     Summary of Significant Accounting Policies
     The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements on its Annual Report on Form 10-K for the year ended December 31, 2007. These accounting policies have not materially changed during six months ended June 30, 2008 except vendor specific objective evidence of fair value has been established for certain solutions of the multivariable testing and Web optimization services in our revenue recognition policy.
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

The Company’s VSOE for other undelivered elements, such as professional services and training, is based on the price of the element when sold separately. Once the Company has established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the residual fee attributable to the elements initially delivered (i.e., software product) when the basic criteria in SOP No. 97-2 have been met. Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP No. 98-9, revenue from support services is recognized ratably over its respective support period and revenue from professional services is recognized as the services are rendered. For arrangements that include a support renewal rate that the Company determines is not substantive, all revenue for such arrangement is recognized ratably over the applicable support period. For arrangements that include multivariable testing and Web optimization service offerings for which vendor specific objective evidence of fair value has not yet been established, all revenue for such arrangements is recognized ratably over the longest service period in the arrangement, assuming all other criteria for revenue recognition have been met.
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
     The multivariable testing and Website optimization applications acquired in the November 2007 acquisition of Optimost LLC (“Optimost”) are provided as a service. The Company offers such service on a subscription basis and it recognizes subscription revenues ratably over the contract term, beginning on the effective date of the contract and upon providing the customer with access to the service.
     The subscription service contracts include professional services. The Company recognizes professional services provided for in subscription service contracts as subscription revenues because these services are considered to be inseparable from the subscription service. All elements of these subscription services are recognized as subscription revenue over the contract term.
     The Company expenses all manufacturing, packaging and distribution costs associated with its software as cost of license revenues.
     Recent Accounting Pronouncements
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated results of operations, financial condition and cash flows.
      In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 161 would have on its consolidated results of operations, financial position and cash flows.
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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company has elected not to adopt SFAS No. 159 as of January 1, 2008. However, because the SFAS No. 159 election is based on an instrument-by-instrument election at the time the Company first recognizes an eligible item or enters into an eligible firm commitment, the Company may decide to exercise the option on new items when business reason supports doing so in the future.
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

     The fair value of the financial assets and liabilities recorded on the condensed consolidated balance sheets are as follows at June 30, 2008 (in thousands):

		Fair Value Measurements
		At Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other
		Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Money market funds	$38,183	$38,183	$—
Government agencies	37,874	37,874	—
Corporate obligations	13,981	13,981	—
Government-sponsored enterprises	40,312	40,312	—
Commercial paper	2,555	—	2,555
Certificates of deposit	1,625	1,625	—

	$134,530	$131,975	$2,555

Liabilities:
Forward foreign exchange contracts	$9	$—	$9

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
     The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$7,480	$4,205	$13,601	$8,933

Weighted-average shares used in computing basic net income per common share	45,599	45,057	45,517	44,847
Dilutive common equivalent shares from stock compensation plans	877	1,518	1,017	1,667

Weighed-average shares used in computing diluted net income per common share	46,476	46,575	46,534	46,514

Basic net income per common share	$0.16	$0.09	$0.30	$0.20

Diluted net income per common share	$0.16	$0.09	$0.29	$0.19

     For the three months ended June 30, 2008 and 2007, 6.6 million and 5.3 million stock options, respectively and for the six months ended June 30, 2008 and 2007, 6.5 million and 5.1 million stock options, respectively, were anti-dilutive and excluded from the diluted net income per share calculation due to the exercise price being greater than the average fair market value of the common stock during the period.

Note 4. Comprehensive Income
     Comprehensive income refers to gains that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from operations. For the three and six months ended June 30, 2008 and 2007, the components of comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$7,480	$4,205	$13,601	$8,933

Other comprehensive income (loss):
Translation adjustment*	(190)	98	(155)	99
Unrealized gain (loss) on available-for-sale investments*	(456)	(83)	—	(47)

Comprehensive income	$6,834	$4,220	$13,446	$8,985

Note 5. Mergers and Acquisitions
     In November 2007, the Company acquired Optimost LLC (“Optimost”), a provider of software and services for Website optimization. The aggregate purchase price was $50.9 million in cash for all of the issued and outstanding membership units of Optimost and vested options to purchase Optimost membership units. Interwoven also assumed all of the outstanding unvested options to purchase Optimost membership units. The purchase price was allocated to purchased technology of $10.1 million, customer list of $3.7 million, non-competition covenants of $2.8 million, tradename of $870,000, goodwill of $32.4 million and net tangible assets of $1.0 million. These identifiable intangible assets are subject to amortization according to their estimated lives. The life of purchased technology is 6.0 years and the lives of customer list, non-compete covenants and tradename are 4.0 years. The weighted average amortization period in total is 5.2 years. The Company anticipates that goodwill of $32.4 million will be amortizable for tax purposes over a period of 15 years. The acquisition was accounted for using the purchase method of accounting.
Note 6. Employee Benefit Plans and Stock-Based Compensation
     At June 30, 2008, the Company has an employee stock purchase plan, a 401(k) plan and six stock option plans.
     Employee Stock Purchase Plan
     The Company adopted the 1999 Employee Stock Purchase Plan (“ESPP”) and reserved 300,000 shares of common stock for issuance thereunder in September 1999, and amended and restated this plan in June 2008. Each January 1, the aggregate number of shares reserved for issuance under this plan will increase automatically by a number of shares equal to 1% of the Company’s outstanding shares on December 31 of the preceding year. Prior to the amendment and restatement of this plan, the aggregate number of shares reserved for issuance under this plan could not exceed 3.0 million shares. This limit was increased to 6.0 million shares as a result of the amendment and restatement of this plan. Employees generally are eligible to participate in the ESPP if they are employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not 5% stockholders of the Company. Under this plan, eligible employees may select a rate of payroll deduction between 1% and 15% of their cash compensation subject to certain maximum purchase limitations. Each offering period is six months. Offering periods and purchase periods begin on May 1 and November 1 of each year. The price at which the common stock is purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of that purchase period.
     2008 Equity Incentive Plan
     In June 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved for issuance under the 2008 Equity Incentive Plan equaled 2.5 million shares, plus any shares remaining available for grant under the 1999 Equity Incentive Plan and 2000 Stock Incentive Plan, and any shares subject to awards granted under such plans that are cancelled, forfeited, settled in cash or that expire by their terms, including shares subject to awards granted under such plans that are outstanding on the date the 2008 Equity Incentive Plan becomes effective. There were a total of 3.8 million shares authorized and available for new grants under the 2008 Plan at June 30, 2008. The 2008 Stock Incentive Plan permits the granting of non-qualified and incentive stock options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units, and performance shares to employees (including employee directors and officers), consultants, advisors, independent contractors and non-employee directors, provided they render services to Interwoven.

Stock options will have a term no longer than ten years, except in the case of incentive stock options granted to holders of more than 10% of the Company’s voting power, which will have a term no longer than five years. Stock appreciation rights will have a term no longer than ten years. Stock options and stock appreciation rights must be granted at 100% of fair market value under the 2008 Equity Incentive Plan. The stock options and restricted stock units will generally vest over four years. The Compensation Committee of the Board of Directors has the discretion to use a different vesting schedule when each award is granted.
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
     1999 Equity Incentive Plan
     In September 1999, the Company adopted and stockholders approved the 1999 Equity Incentive Plan. The 1999 Equity Incentive Plan permitted the award of stock options, restricted stock, restricted stock units and stock bonuses. As a result of the stockholder approval of the 2008 Equity Incentive Plan, as of June 5, 2008, the Company will no longer award stock options, restricted stock, restricted stock units and stock bonuses under the 1999 Equity Incentive Plan and all of the shares of common stock that were available for issuance and not subject to outstanding awards under the 1999 Equity Incentive Plans when the 2008 Equity Incentive Plan became effective and available for issuance under the 2008 Equity Incentive Plan. Accordingly, there were no shares authorized and available for new grants under the 1999 Equity Incentive Plan at June 30, 2008. Options granted under this plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.
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
     Members of the Board of Directors, who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, were eligible to participate in the 1999 Equity Incentive Plan prior to June 5, 2008. The option grants under this plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director was initially granted an option to purchase 10,000 shares on the date of election to the Board of Directors. Immediately following each annual meeting of the Company’s stockholders, each eligible director was automatically be granted an additional option to purchase 10,000 shares if such director has served continuously as a member of the Board of Directors since the date of such director’s initial grant or, if such director was ineligible to receive an initial grant. The term of such options is ten years, provided that they will terminate three months following the date the director ceases to be a director of the Company (12 months if the termination is due to death or disability). All options granted to directors under the 1999 Equity Incentive Plan vest 100% on the date of grant.
     2000 Stock Incentive Plan
     In May 2000, the Company adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan permitted the award of stock options, restricted stock and restricted stock units. As a result of the stockholder approval of the 2008 Equity Incentive Plan, as of June 5, 2008, the Company will no longer award stock options, restricted stock and restricted stock units under the 2000 Stock Incentive Plan and all of the shares of common stock that were available for issuance and not subject to outstanding awards under the 2000 Stock Incentive Plans when the 2008 Equity Incentive Plan became effective and available for issuance under the 2008 Equity Incentive Plan. Accordingly, there were no shares authorized and available for new grants under the 2000 Plan at June 30, 2008. Only nonqualified stock options may be granted under this plan. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company. Awards granted to officers of the Company may not exceed the aggregate of 40% of all shares that are reserved for grant. Awards granted as restricted stock to officers of the Company may not exceed the aggregate of 40% of all shares that are granted as restricted stock.

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
     Stock-based Compensation Expense
     The Company accounts for share-based payments under SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options and restricted stock units, using a fair value-based method, and requires the recording of such expense in the consolidated statements of operations.
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
     The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected life from grant date of option (in years)	3.3	3.3	2.3-5	3.3
Risk-free interest rate	2.2%-2.7%	4.6%-5.0%	2.2%-2.8%	4.4%-5.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	33.6%-33.7%	36.5%-36.9%	33.5%-44.3%	36.5%-37.2%
Weighted average expected volatility	33.7%	36.7%	35.4%	36.9%
     The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected life from grant date of ESPP (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	1.9%	5.1%	1.9%	5.1%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	40.9%	33.5%	40.9%	29.4%-33.5%
Weighted average expected volatility	40.9%	33.5%	40.9%	31.4%
     The following table summarizes the stock-based compensation expense for stock options, restricted stock units and awards granted under the ESPP that the Company recorded in accordance with SFAS No. 123R for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Cost of revenues	$297	$143	$595	$291
Sales and marketing	748	460	1,633	875
Research and development	397	203	794	438
General and administrative	865	403	1,893	526

Total stock-based compensation expense	$2,307	$1,209	$4,915	$2,130

Note 7. Goodwill and Intangible Assets
     The carrying amounts of the goodwill and other intangible assets as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$52,155	$(41,773)	$10,382	$52,155	$(39,420)	$12,735
Patents and patent applications	5,376	(4,651)	725	5,376	(4,542)	834
Customer list	16,510	(13,535)	2,975	16,510	(12,659)	3,851
Non-compete agreements	4,892	(1,964)	2,928	4,892	(1,352)	3,540

Other intangible assets	$78,933	$(61,923)	17,010	$78,933	$(57,973)	20,960

Goodwill			217,719			217,777

			$234,729			$238,737

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 48 months. The weighted average life for purchased technology, patents, customer list and non-compete agreements is 4.5 years, 4.0 years, 3.8 years and 4.0 years, respectively. The aggregate amortization expense of intangible assets was $2.0 million and $2.1 million for three months ended June 30, 2008 and 2007, respectively, and $4.0 million and $4.1 million for six months ended June 30, 2008 and 2007, respectively. Of the $2.0 million in amortization of intangible assets recorded in the three months ended June 30, 2008, $1.3 million was recorded in cost of license revenues and $668,000 was recorded in operating expenses. Of the $2.1 million in amortization of intangible assets recorded in the three months ended June 30, 2007, $1.2 million was recorded in cost of license revenues and $828,000 was recorded in operating expenses. Of the $4.0 million in amortization of intangible assets for the six months ended June 30, 2008, $2.6 million was recorded in cost of license revenues and $1.4 million was recorded as operating expenses. Of the $4.1 million in amortization of intangible assets for the six months ended June 30, 2007, $2.4 million was recorded in cost of license revenues and $1.7 million was recorded as operating expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $2.8 million in the remaining six months of 2008, $4.9 million in 2009, $4.1 million in 2010, $3.0 million in 2011, $1.4 million in 2012 and $826,000 in 2013.
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
     Excess Facilities
     At June 30, 2008, the Company had $2.7 million accrued for excess facilities, which is payable through 2010. This accrual includes minimum lease payments of $3.2 million and estimated operating expenses of $880,000 offset by estimated sublease income of $1.4 million. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. The estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could affect the Company’s consolidated financial condition and results of operations.
     The restructuring costs and excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income, associated with these charges (in thousands):

Excess
Years Ending December 31,	Facilities
2008 (remaining six months)	$684
2009	1,081
2010	936

$2,701

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

Balance at December 31, 2007	$3,634
Restructuring and excess facilities recoveries	(4)
Cash payments and other	(929)

Balance at June 30, 2008	$2,701

Note 9. Borrowings
     The Company has a line of credit agreement with a financial institution that provides for borrowings up to $7.0 million until July 31, 2009. Borrowings under the line of credit agreement are secured by cash and cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 5.0% at June 30, 2008, or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At June 30, 2008 and December 31, 2007, there were no borrowings under this line of credit agreement.

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
     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of June 30, 2008 and December 31, 2007, the Company does not have or require an accrual for product or service warranties.
     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at June 30, 2008 and December 31, 2007.
Note 11. Interest Income and Other, Net
     Interest income and other, net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income	$1,363	$2,292	$2,902	$4,446
Foreign currency gain (loss)	(55)	28	(361)	(67)
Other	(59)	(38)	(114)	395

	$1,249	$2,282	$2,427	$4,774

Note 12. Commitments and Contingencies
     Contractual Obligations
     The Company leases its main office facilities in San Jose, California and various sales offices in North America, Europe and Asia Pacific under non-cancelable operating leases, which expire at various times through July 2016.

     Future minimum lease payments under non-cancelable operating leases, as of June 30, 2008, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments
2008 (remaining six months)	$2,902	$883	$3,785
2009	4,255	1,310	5,565
2010	3,974	1,049	5,023
2011	3,796	—	3,796
2012	3,027	—	3,027
After 2012	7,123	—	7,123

	$25,077	$3,242	$28,319

     At June 30, 2008, the Company had $3.6 million outstanding under standby letters of credit with financial institutions, which are secured by cash and cash equivalents and short-term investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.
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
     As of June 30, 2008, the notional equivalent of forward foreign currency contracts aggregated $9.4 million and the fair value of the net liability associated with forward foreign currency contracts recognized in the condensed consolidated financial statements was $9,000. The forward contracts outstanding as of June 30, 2008 expired in July 2008.
     Royalties
     The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.
     Litigation
     Beginning in 2001, the Company and certain of its officers and directors and certain investment banking firms were named as defendants in a securities class action lawsuit brought in the Southern District of New York. This case is one of several hundred similar cases that have been consolidated into a single action in that court. The case alleges misstatements and omissions concerning underwriting practices in connection with the Company’s public offerings. The plaintiff seeks damages in an unspecified amount. In October 2002, the Company’s officers were dismissed without prejudice as defendants in the lawsuit. In February 2003, the District Court denied a motion to dismiss by all parties. Although the Company believes that the plaintiffs’ claims have no merit, in July 2003, the Company decided to participate in a proposed settlement to avoid the cost and distraction of continued litigation. A settlement proposal was preliminarily approved by the District Court. However, in December 2006, the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties. In August 2007, plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their allegations. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases. In November 2007, defendants in the focus cases filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. The issue of class certification is currently pending before the Court. All matters in the case, including any settlement proposal, await determination of this motion to dismiss and any motion by plaintiffs to certify a newly defined class. If a new complaint is filed against the Company, the Company would continue to defend itself vigorously. The issue of class certification is currently pending before the Court. All matters in the case, including any settlement proposal, await determination of this motion to dismiss and any motion by plaintiffs to certify a newly defined class. If a new complaint is filed against the Company, the Company would continue to defend itself vigorously. Any liability the Company incurs in connection with this lawsuit could materially harm its business and financial position and, even if it defends itself successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm its results. In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. Bank of America Corp., No.07-1585, alleging that the underwriters of the Company’s initial public offering violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits in amounts to be proven at trial from the underwriters. In February 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company.

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
Note 13. Income Taxes
         The Company’s effective tax rate for the six months ended June 30, 2008 was 8% compared with 14% for the same period in 2007. The decrease in the effective rate was primarily due to the release of valuation allowance against deferred tax assets.
     The Company continues to assess the need for a valuation allowance against the deferred tax assets. Based on its earnings history and projected future taxable income, the Company determined that it is more likely than not that it will be able to realize a benefit of an additional $216,000 of its deferred tax assets for the three months ended June 30, 2008. The release of the valuation allowance resulted in reductions to provision for income taxes and goodwill of approximately $150,000 and $67,000, respectively.
Note 14. Significant Customer Information and Segment Reporting
     The Company’s chief operating decision-maker is considered to be its Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.
     The following table presents geographic information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
United States of America	$40,338	$34,191	$77,107	$68,017
United Kingdom	8,910	8,319	22,767	16,565
Other Geographies	13,907	12,104	24,745	22,748

	$63,155	$54,614	$124,619	$107,330

	June 30,	December 31,
	2008	2007
Long-lived assets (excluding goodwill and intangible assets):
United States of America	$14,684	$14,761
International	1,261	1,486

	$15,945	$16,247

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
License	$23,378	$21,017	$45,350	$40,631
Customer support	26,681	23,758	53,179	47,002
Consulting	11,867	8,518	23,602	17,250
Training	1,229	1,321	2,488	2,447

	$63,155	$54,614	$124,619	$107,330

     No customer accounted for more than 10% of the total revenues for the three and six months ended June 30, 2008 and 2007. At June 30, 2008, one customer accounted for approximately 19% of the outstanding accounts receivable balance. At December 31, 2007, no single customer accounted for more than 10% of the outstanding accounts receivable balance.
Note 14. Subsequent Events
     In August 2008, the Company acquired Discovery Mining, Inc. (“Discovery Mining”), a provider of eDiscovery services to professional services firms and corporations. In connection with the acquisition, Interwoven paid approximately $35 million in cash for all of the issued and outstanding shares of Discovery Mining and vested options to purchase Discovery Mining shares, and the Company assumed all of the outstanding unvested options to purchase Discovery Mining shares.
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
Overview
     Incorporated in March 1995, we are a provider of content management software solutions. Our software and services enable organizations to leverage content to drive business growth by improving online business performance, increasing collaboration and streamlining business processes both internally and externally. Since our inception, approximately 4,400 enterprise and professional services organizations in 70 countries worldwide have chosen our solutions.

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
     We license our software to businesses, professional services organizations, capital markets companies and government agencies generally on a non-exclusive and perpetual basis. The growth in our software license revenues is affected by the strength of general economic and business conditions, customer budgetary constraints and the competitive position of our software solutions. Software licenses revenues are also affected by long, unpredictable sales cycles, so they are difficult to forecast from period to period. Although our consolidated results of operations have improved in recent periods, our results were impacted in these periods by long product evaluation periods, protracted contract negotiations and multiple authorization requirements of our customers, all of which we believe are characteristic of the market for content management products and services. In the first two quarters of 2008, we experienced reduced demand from customers in the global capital markets industry, resulting in lower revenues from these customers, primarily due to lower professional services revenues. We expect this industry-specific trend to continue for the foreseeable future. To the extent demand from customers in other industries declines in response to the unfavorable economic and market conditions that are currently affecting the United States, our sales cycle could lengthen and demand for our software products and services could decline, which in turn, could adversely affect our revenues and results of operations.
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
     Service revenues consist of software installation and integration, training and business process consulting, as well as revenue from software products we sell on a subscription basis. Other than our sales of software on a subscription basis, service revenues tend to lag software license revenues since consulting services, if purchased at all, are typically performed after the purchase of new software licenses or in connection with software upgrades. Professional services are predominately billed on a time-and-materials basis and we recognize revenues when the services are performed. For the three and six months ended June 30, 2008, professional services revenues also include subscription revenues from our multivariable testing and Web optimization service, which we acquired through our acquisition of Optimost LLC (“Optimost”) during the fourth quarter of 2007. Professional services revenues are influenced primarily by the number of professional services engagements sold in connection with software license sales and the customers’ use of third party services providers.
     Because our products are complex and involve a consultative sales model, our strategy is to market and sell our products and services primarily through a direct sales force. We look to augment those efforts through relationships with technology vendors, professional services firms, systems integrators and other strategic partners, which assist our direct sales force in obtaining customer leads and referrals. The percentage of our new customer license orders that are influenced by or co-sold with our strategic partners and resellers was 76% for the three months ended June 30, 2008. In general, these strategic partners and resellers perform the installation and integration, consulting and other services for the enterprises to which they resell our products, and we are not engaged by their customers for these services.
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
     In the rapidly changing and increasingly complex and competitive information technology environment, we believe product differentiation will be a key to market leadership. Thus, our strategy is to continually work to enhance and extend the features and functionality of our existing products and develop new and innovative solutions for our customers. We have in the past and expect to continue to devote substantial resources to our research and development activities. As a percentage of total revenues, research and development expenses were 15% and 17% for the quarters ended June 30, 2008 and 2007, respectively.

     We recorded income from operations of $7.0 million and $2.7 million for the quarters ended June 30, 2008 and 2007, respectively. We are focused on improving our operating margins by increasing our revenues and actively managing our expenses through improved productivity and utilization of economies of scale. As a significant portion of our expenses are employee-related, we manage our headcount from period to period. We had 922 employees worldwide at June 30, 2008 versus 781 employees at June 30, 2007. The increase in headcount from 2007 to 2008 was due primarily to the employees we hired as part of the acquisition of Optimost, staffing of our development operation in Bangalore, India and our efforts to reduce the degree to which we incur subcontractor expenses. We also look to improve our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. Additionally, we pay close attention to other costs, including facilities and related expense, professional fees and promotional expenses, which are each significant components of our cost structure.
     Our acquisition strategy is an important element of our overall business strategy. We seek to identify acquisition opportunities that will enhance the features and functionality of our existing products, provide new products and technologies to sell to our installed base of customers, acquire additional customers that we can sell our existing products to, or which facilitate entry into adjacent markets. In evaluating these opportunities, we consider, among other strategic objectives, both time to market of the technologies or products to be acquired and potential market share gains. We have completed a number of acquisitions in the past, and we may acquire other technologies, products and companies in the future. In recent years, we have acquired products and solutions with digital asset management, collaborative document management, records management, content publishing, Website optimization and capital markets vertical market capabilities. The results of operations of these business combinations have been included prospectively from the closing dates of these transactions. Accordingly, our financial results may not be directly comparable to those of the previous periods.
     Recent Developments
     In August 2008, we acquired Discovery Mining, Inc. (“Discovery Mining”), a provider of eDiscovery services to professional services firms and corporations. In connection with the acquisition, we paid approximately $35 million in cash for all of the issued and outstanding shares of Discovery Mining and vested options to purchase Discovery Mining shares, and we assumed all of the outstanding unvested options to purchase Discovery Mining shares.
Results of Operations
Revenues
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
License	$23,378	$21,017	11%	$45,350	$40,631	12%
Percentage of total revenues	37%	38%		36%	38%
Support and service	39,777	33,597	18%	79,269	66,699	19%
Percentage of total revenues	63%	62%		64%	62%

	$63,155	$54,614	16%	$124,619	$107,330	16%

     Total revenues increased 16% to $63.2 million for the three months ended June 30, 2008 from $54.6 million for the three months ended June 30, 2007. Sales outside of the United States of America represented 36% and 37% of our total revenues for the three months ended June 30, 2008 and 2007, respectively. We believe that the increase in revenues was attributable to higher revenues from license, customer support and consulting services in most of our geographic regions, particularly in the North America and Asia Pacific regions. Total revenues increased 16% to $124.6 million for the six months ended June 30, 2008 from $107.3 million for the six months ended June 30, 2007. We believe that the increase in revenues was attributable to higher revenues from license, customer support and consulting services in most of our geographic regions, particularly in the North America and Asia Pacific regions.

     License. License revenues increased 11% to $23.4 million for the three months ended June 30, 2008 from $21.0 million for the three months ended June 30, 2007. License revenues represented 37% and 38% of total revenues for the three months ended June 30, 2008 and 2007, respectively. We believe that the increase in license revenues for the three months ended June 30, 2008 over the same period in 2007 was primarily due to higher license revenues in most of our geographic regions, particularly in the North America and Asia Pacific regions. We had two license transactions exceeding $1.0 million in the three months ended June 30, 2008, and one license transaction of $1.0 million or greater in the same period of 2007. Our average selling prices were $265,000 and $183,000 for the three months ended June 30, 2008 and 2007, respectively, for transactions in excess of $50,000 in aggregate license revenues. License revenues increased 12% to $45.4 million for the six months ended June 30, 2008 from $40.6 million for the six months ended June 30, 2007. We believe that the increase in license revenues for the six months ended June 30, 2008 over the same period in 2007 was attributable to higher information technology spending in all of our geographic regions. License revenues represented 36% and 38% of total revenues for the six months ended June 30, 2008 and 2007, respectively.
     Support and Service. Support and service revenues increased 18% to $39.8 million for the three months ended June 30, 2008 from $33.6 million for the three months ended June 30, 2007. The increase in support and service revenues was primarily the result of a $3.3 million increase in consulting revenues primarily due to subscription revenue from our multivariable testing and Website optimization services and $2.9 million increase in customer support revenues from a larger installed base of customers and additional orders from our existing customers. Support and service revenues accounted for 63% and 62% of total revenues for the three months ended June 30, 2008 and 2007, respectively. Support and service revenues increased 19% to $79.3 million for the six months ended June 30, 2008 from $66.7 million for the six months ended June 30, 2007. The increase in support and service revenues was primarily the result of a $6.4 million increase in consulting services revenues primarily due to subscription revenue from our multivariable testing and Website optimization services and a $6.2 million increase in customer support revenues from a larger installed base of customers and additional orders from our existing customers and. Support and service revenues accounted for 64% and 62% of total revenues for the six months ended June 30, 2008 and 2007, respectively. Our support renewal rates have not fluctuated significantly during these periods.
     To the extent that our license revenues decline in the future, our support and service revenues may also decline.  Specifically, a decline in license revenues may result in fewer consulting engagements.  Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a slowing of growth in customer support revenue.  However, since customer support revenues are recognized over the duration of the support contract, the impact will not be experienced for up to several months after a decline in license revenues.  In the future, customer support revenues may also be adversely impacted if customers fail to renew their support agreements or reduce the license software quantity under their support agreements.  Our ability to increase subscription revenues from our multivariable testing and Website optimization services and our eDiscovery solutions depends on our success in attracting new customers, retaining our existing customers and cross-selling these services to customers that have purchased software licenses from us.
Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
License	$2,165	$2,086	4%	$3,944	$4,046	(3)%
Percentage of total revenues	3%	4%		3%	4%
Percentage of license revenues	9%	10%		9%	10%
Support and service	15,562	13,441	16%	31,512	26,633	18%
Percentage of total revenues	25%	25%		25%	25%
Percentage of support and service revenues	39%	40%		40%	40%

	$17,727	$15,527	14%	$35,456	$30,679	16%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 9% and 10% of total license revenues for the three and six months ended June 30, 2008 and 2007, respectively. The increase in cost of license revenues in absolute dollars for the three months ended June 30, 2008 from the same period in 2007 was attributable primarily to a $378,000 increase in costs of licensing third-party software offset by a $299,000 decrease in amortization of purchased technology as certain purchased technology has become fully amortized. The decrease in cost of license revenues in absolute dollars for the six months ended June 30, 2008 from the same period in 2007 was primarily due to a $598,000 decrease in amortization of purchased technology as certain purchased technology has become fully amortized, offset by a $496,000 increase in costs of licensing third-party software. The decrease of cost of license revenue as a percentage of license revenues and total revenue in the three and six months of June 30, 2008 was primarily due to the increase in license revenue and total revenue.
     Based solely on acquisitions completed through June 30, 2008 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $1.7 million for the remaining six months of 2008, $2.9 million in 2009, $2.5 million in 2010, $1.8 million in 2011, $1.3 million in 2012 and $826,000 for 2013. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded in our software are under fixed-fee arrangements.
     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with furnishing product updates to customers under active support contracts, subcontractor expenses and depreciation of equipment used in our services and customer support operation. Cost of support and service revenues increased 16% to $15.6 million in the three months ended June 30, 2008 from $13.4 million for the same period in 2007. The increase in cost of support and service revenues in the three months ended June 30, 2008 from the same period in 2007 was due primarily to a $2.1 million increase in personnel-related costs as a result of increased headcount, amortization of purchased technology of $397,000 related to the acquisition of Optimost, a $154,000 increase in stock-based compensation expense offset by a decrease in subcontractor fees of $654,000 due to reduced consulting services engagements from customers in the global capital markets industry. Cost of support and service revenues represented 39% and 40% of support and service revenues for the three months ended June 30, 2008 and 2007, respectively. Cost of support and service revenues increased 18% to $31.5 million for the six months ended June 30, 2008 from $26.6 million for the same period in 2007. The increase in cost of support and service revenues in the six months ended June 30, 2008 from the same period in 2007 was due primarily to a $3.8 million increase in personnel-related costs as a result of increased headcount, amortization of purchased technology and hosting cost related to subscription revenue of $957,000, a $347,000 increase in travel cost, a $304,000 increase in stock-based compensation expense offset by a $686,000 decrease in subcontractor fees due to reduced consulting services engagements from customers in the global capital markets industry. Cost of support and service revenues represented 40% of support and service revenues in the six months ended June 30, 2008 and 2007. Support and service headcount was 293 and 216 at June 30, 2008 and 2007, respectively.
     We realize lower gross profits on support and service revenues than on license revenues. In addition, we may contract with outside consultants and system integrators to supplement the services we provide to customers, which increases our costs and further reduces gross profits. As a result, if support and service revenues increase as a percentage of total revenues or if we increase our use of third parties to provide such services, our gross profits will be lower and our operating results may be adversely affected. Further, the acquisition of Discovery Mining in August 2008 will increase the amortization of purchased technology.

Operating Expenses
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Sales and marketing	$22,670	$20,204	12%	$44,707	$40,008	12%
Percentage of total revenues	36%	37%		36%	37%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased 12% to $22.7 million for the three months ended June 30, 2008 from $20.2 million for the three months ended June 30, 2007. The increase in sales and marketing expenses in the three months ended June 30, 2008 from the same period in 2007 was due primarily to a $2.3 million increase in personnel-related cost primarily due to higher sales commissions as a result of higher license revenues and increased headcount, a $288,000 increase in stock-based compensation expense offset by $143,000 decrease in marketing program expenses. Sales and marketing expenses increased 12% to $44.7 million for the six months ended June 30, 2008 from $40.0 million for the same period in 2007. The increase in sales and marketing expenses in the six months ended June 30, 2008 from the same period in 2007 was due primarily to a $3.7 million increase in personnel-related costs as result of increased headcount and higher sales commissions and a $757,000 increase in stock-based compensation expense primarily related to grants to sales executive in January 2008. Sales and marketing expenses represented 36% of total revenues in the three and six months ended June 30, 2008 and represented 37% of total revenues in the three and six months ended June 30, 2007. The decrease in sales and marketing expenses as a percentage of total revenues was due to higher total revenues. Sales and marketing headcount was 268 and 233 at June 30, 2008 and 2007, respectively.
     We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.
     Research and Development
     The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Research and development	$9,679	$9,315	4%	$19,632	$18,376	7%
Percentage of total revenues	15%	17%		16%	17%
     Research and development expenses consist of salaries and benefits, payments to third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expenses increased 4% to $9.7 million for the three months ended June 30, 2008 from $9.3 million for the three months ended June 30, 2007. The increase was primarily due to a $784,000 increase in personnel-related costs as a result of increased headcount and a $193,000 increase in stock-based compensation expense offset by a $554,000 decrease in facilities allocated cost due to research and development personnel representing a lower proportion of total headcount in the second quarter of 2008 than it did in second quarter of 2007. Research and development expenses represented 15% and 17% of total revenues for the three months ended June 30, 2008 and 2007, respectively. Research and development expenses increased 7% to $19.6 million for the six months ended June 30, 2008 from $18.4 million for the same period in 2007. The increase in the six months ended June 30, 2008 from the same period in 2007 was primarily due to a $1.5 million increase in personnel-related costs as result of increased headcount, a $355,000 increase in stock-based compensation expense, a $168,000 increase in payments to third-party contractors offset by an $895,000 decrease in facilities allocated cost due to research and development personnel representing a lower proportion of total headcount in the first six months of 2008 than it did in same period of 2007.

Research and development expenses represented 16% and 17% of total revenues for the six months ended June 30, 2008 and 2007, respectively. Research and development headcount was 254 and 230 at June 30, 2008 and 2007, respectively. The increase in headcount was primarily due to staffing of our development operation in Bangalore, India. We expect research and development expenses in 2008 will decline slightly as a percentage of total revenues when compared to 2007 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.
     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
General and administrative	$5,349	$5,971	(10)%	$11,081	$10,930	1%
Percentage of total revenues	8%	11%		9%	10%
     General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expenses decreased 10% to $5.3 million for the three months ended June 30, 2008 from $6.0 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, we incurred higher stock-based compensation expense of $462,000, higher legal and professional services fees of $264,000 and higher personnel-related costs of $199,000 as a result of increased headcount. During the same period in 2007, we incurred $1.4 million in accounting and legal expenses relating to our voluntary review of historical stock option grant procedures. General and administrative expenses represented 8% and 11% of total revenues in the three months ended June 30, 2008 and 2007, respectively. General and administrative expenses increased 1% to $11.1 million for the six months ended June 30, 2008 from $10.9 million for the same period in 2007. The increase in general and administrative expense in the six months ended June 30, 2008 from the same period in 2007 was primarily due to a $1.4 million increase in stock-based compensation expense primarily related to grants to our Chief Executive Officer in connection with the commencement of his employment in April 2007 and to the re-elected members of our Board of Directors in February 2008, a $565,000 increase in personnel-related costs salary as a result of increased headcount and salary adjustments for the majority of our administrative employees and a $445,000 increase in legal and professional service fees. During the same period in 2007, we incurred $2.5 million in accounting and legal expenses relating to our voluntary review of historical stock option grant procedures. General and administrative expenses represented 9% and 10% of total revenues for the six months ended June 30, 2008 and 2007, respectively. General and administrative headcount was 107 and 102 at June 30, 2008 and 2007, respectively.
     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Amortization of intangible assets	$668	$828	(19)%	$1,336	$1,656	(19)%
Percentage of total revenues	1%	2%		1%	2%
     Amortization of intangible assets was $668,000 and $828,000 for the three months ended June 30, 2008 and 2007 and $1.3 million and $1.7 million for the six months ended June 30, 2008 and 2007. The decrease in the three and six months ended June 30, 2008 from the same period in 2007 was primarily due to certain intangible assets becoming fully amortized. Based on the intangible assets balance as of June 30, 2008, we expect amortization of intangible assets classified as operating expenses to be $1.1 million in the remaining six months of 2008, $2.0 million in 2009, $1.7 million in 2010 and $1.2 million in 2011. We expect to incur additional amortization expense associated with our acquisition of Discovery Mining in August 2008 (which is not included in the above estimates) and may incur additional amortization expense to the extent we make additional acquisitions.

     Restructuring and Excess Facilities Charges (Recoveries)
     The following sets forth, for the periods indicated, our restructuring and excess facilities charges (recoveries) (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Restructuring and excess facilities charges (recoveries)	$44	$61	*	$(4)	$64	*
Percentage of total revenues	*	*		*	*

*	percentage not meaningful
     During the three and six months ended June 30, 2008 and 2007, we recorded additional charges or reversed the previously recorded restructuring accrual as a result of revisions to estimated operating expense for certain of our previously abandoned facilities.
     The expenses recorded for excess facilities were based on payments due over the remainder of the lease term and estimated operating costs offset by our estimate of future sublease income. Accordingly, our estimate of excess facilities costs may differ from actual results and such differences may result in additional charges or credits that could affect our consolidated financial condition and results of operations.
     Interest Income and Other, Net
     The following sets forth, for the periods indicated, our interest income and other, net (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Interest income	$1,363	$2,292		$2,902	$4,446
Foreign currency gain (loss)	(55)	28		(361)	(67)
Other	(59)	(38)		(114)	395

Interest income and other, net	$1,249	$2,282	(45)%	$2,427	$4,774	(49)%

Percentage of total revenues	2%	4%		2%	4%
     Interest income and other is composed of interest earned on our cash and cash equivalents and short-term investments, foreign exchange transaction gains and losses and other income. For the three months ended June 30, 2008, interest income and other decreased 45% to $1.2 million from $2.3 million for the three months ended June 30, 2007. For the six months ended June 30, 2008, interest and other decreased 49% to $2.4 million from $4.8 million in the same period in 2007. This decrease was due primarily to lower interest earned on our cash and cash equivalents and short-term investments as well as a lower average balance of cash and cash equivalents and short-term investments. We expect interest income to decline in 2008 due to these factors.
     Provision for Income Taxes
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	Change	2008	2007	Change
Provision for income taxes	$787	$785	*	$1,237	$1,458	(15)%
Percentage of total revenues	1%	1%		1%	1%

*	percentage not meaningful

     We recorded an income tax provision of $787,000 and $785,000 for the three months ended June 30, 2008 and 2007, respectively, and a provision of $1.2 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively. The income tax provisions for each of these periods were comprised of foreign income taxes and foreign withholding taxes, and also included a provision for federal alternative minimum and state income taxes.
     The effective tax rate for the six months ended June 30, 2008 was 8% compared with 14% for the comparable period ended June 30, 2007. The decrease in the effective rate was primarily due to the release of valuation allowance against deferred tax assets. Additionally, we incur withholding taxes, which are comparable between the two periods and are not determined based on income before income taxes.
     We continue to assess the need for a valuation allowance against the deferred tax assets. Based on our earnings history and projected future taxable income, we determined that it is more likely than not that we will be able to realize an incremental amount of our deferred tax assets as of June 30, 2008. The release of the valuation allowance in the quarter ended June 30, 2008 resulted in reductions to provision for income taxes and goodwill of approximately $150,000 and $67,000, respectively.
Liquidity and Capital Resources

	June 30,	December 31,
	2008	2007
	(in thousands)
Cash and cash equivalents and short-term investments	$187,051	$157,349
Working capital	$130,471	$105,921
Stockholders’ equity	$380,159	$359,846
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
     A number of non-cash items were charged to expense in the three and six months ended June 30, 2008 and 2007. These items include depreciation and amortization of property and equipment and intangible assets, stock-based compensation and changes in deferred income taxes. Although these non-cash items may increase or decrease in amount and, therefore, cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.
     Cash provided by operating activities for the six months ended June 30, 2008 was $29.5 million, representing an improvement of $11.4 million from the same period in 2007. This change was primarily the result of improved operating results, after adjusting for non-cash expense, increase in deferred revenues, decrease in accounts receivable offset by decrease in accounts payable and accrued liabilities, increase in prepaid expenses and other assets and payments to reduce the restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $925,000. Our days sales outstanding in accounts receivable (“days outstanding”) were 55 days and 57 days at June 30, 2008 and December 31, 2007, respectively. Deferred revenues increased primarily due to increased customer support contracts and subscription revenues related to our multivariable testing and Web optimization services.
     Cash provided by operating activities for the six months ended June 30, 2007 was $18.1 million. This amount primarily resulted from our net income, after adjusting for non-cash expense, increase in deferred revenues, decrease in accounts receivable offset by decrease in accounts payable and accrued liabilities and payments to reduce the restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $3.6 million. Our days sales outstanding in accounts receivable (“days outstanding”) were 51 days at June 30, 2007. Deferred revenues increased primarily due to increased customer support contracts related to sales of software licenses.
     Cash used in investing activities was $8.3 million for the six months ended June 30, 2008. This resulted from net purchases of short-term investments of $5.8 million, comprised of $53.6 million used to purchase investment securities offset by the proceeds of $47.8 million from the maturity of investments, and $2.5 million to purchase property and equipment in the normal course of our business.

     Cash used in investing activities was $6.0 million for the six months ended June 30, 2007. This resulted from net proceeds from short-term investments of $2.2 million, comprised of $33.6 million of proceeds from the maturity of investments offset by $31.4 million used to purchase investment securities, and $8.3 million to purchase property and equipment primarily for leasehold improvements to and furniture for our new headquarters facility.
     Cash provided by financing activities was $2.8 million and $7.1 million for the six months ended June 30, 2008 and 2007, respectively, and consists primarily of cash received from the exercise of common stock options.
     At June 30, 2008, we had $92.3 million in cash and cash equivalents and $94.8 million in short-term investments. These amounts have been invested in highly liquid United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds according to our investment policies. At June 30, 2008, our investments in mortgaged-backed securities totaled $40.3 million, all of which were issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. We have classified our investment portfolio as “available-for-sale,” and our investment objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly risking principal. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or if a requirement for cash arises. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity.
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
     We have used cash to acquire businesses and technologies that enhance and expand our product offerings and increase our market share, and we anticipate that we will continue to do so in the future. We used approximately $35 million in cash to acquire Discovery Mining. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional debt or equity financing to complete future acquisitions. Our financial condition could be harmed to the extent we incur substantial debt or use significant amounts of our cash resources in acquisitions. The issuance of equity securities for any acquisition or equity financing could be substantially dilutive to our existing stockholders.
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
     Bank Borrowings. We had a $7.0 million line of credit available to us at June 30, 2008, which is secured by cash and cash equivalents and short-term investments and is primarily used as collateral for letters of credit required by our facilities leases. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under this line of credit. The line of credit agreement expires in July 2009. There were no outstanding borrowings under this line of credit as of June 30, 2008.
     Facilities. We lease facilities under operating lease agreements that expire at various dates through 2016. As of June 30, 2008, minimum cash payments due under operating lease obligations for our occupied and excess facilities totaled $28.3 million. The following table presents our prospective future lease payments under these agreements as of June 30, 2008, which includes estimated operating expenses offset by estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Total
2008 (remaining six months)	$2,902	$883	$(395)	$196	$684	$3,586
2009	4,255	1,310	(575)	346	1,081	5,336
2010	3,974	1,049	(452)	339	936	4,910
2011	3,796	—	—	—	—	3,796
2012	3,027	—	—	—	—	3,027
Thereafter	7,123	—	—	—	—	7,123

	$25,077	$3,242	$(1,422)	$881	$2,701	$27,778

     Some of our lease agreements contain clauses which require us to restore occupied leased premises to their original shape and condition. We may or may not incur costs to fulfill the obligation in accordance with the terms of our lease agreements. We accrue the costs of expected lease restoration obligations over the term of the lease agreement.
     The restructuring and excess facilities accrual at June 30, 2008 includes minimum lease payments of $3.2 million and estimated operating expenses of $881,000 offset by estimated sublease income of $1.4 million. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third-party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
     We had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling approximately $3.1 million as of June 30, 2008. Due to the uncertainties to the tax matters, we are unable to reasonably estimate when the cash settlement with a taxing authority will occur.
     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At June 30, 2008, we had $3.6 million outstanding under standby letters of credit, which are secured by cash and cash equivalents and short-term investments.
     We currently anticipate that our cash generated from future operations, cash and cash equivalents and short-term investments balances, together with our existing line of credit on June 30, 2008, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. We cannot assure that additional equity or debt financing, if required, will be available on acceptable terms, if at all. Our financial condition could be harmed to the extent we incur substantial debt or use significant amounts of our cash resources in acquisitions. The issuance of equity securities for any acquisition or equity financing could be substantially dilutive to our existing stockholders.
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

Off-Balance Sheet Arrangements
     We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of June 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
     We have entered into operating leases for our office facilities in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of June 30, 2008, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2008 and 2016. Rent expense under operating leases was $1.5 million and $3.0 million for the three months ended June 30, 2008 and 2007, respectively, and $3.0 million and $5.7 million for the six months ended June 30, 2008 and 2007, respectively. Future minimum lease payments under our operating leases as of June 30, 2008 are detailed in “Liquidity and Capital Resources” above.
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
     The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008. We believe there have been no material changes to our critical accounting policies and estimates during the six months ended June 301, 2008 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 except vendor specific objective evidence of fair value has been established for certain solutions of the multivariable testing and Web optimization services in our revenue recognition policy.
     Revenue Recognition. We derive revenues from the license of our software products and from support, consulting and training services.

     We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc), revenue is recognized for delivered elements only where vendor specific objective evidence of fair value exists for all of the undelivered elements. Our specific objective evidence of fair value for support is based on the renewal rate as stated in the agreement, so long as the rate is substantive. Our specific objective evidence of fair value for our other undelivered elements is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of undelivered elements (e.g., support, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP No. 97-2 have been met. For arrangements that include a support renewal rate that we determine is not substantive, all revenue for such arrangement is recognized ratably over the applicable support period. For arrangements that include multivariable testing and Web optimization services offerings for which vendor specific objective evidence of fair value has not yet been established, all revenue for such arrangements is recognized ratably over the longest service period in the arrangement, assuming all other criteria for revenue recognition have been met.
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
     Our multivariable testing and Website optimization applications acquired in our November 2007 acquisition of Optimost are provided as a service. We offer such service on a subscription basis and we recognize subscription revenues ratably over the contract term, beginning on the effective date of the contract and upon providing the customer with access to the service.
     The subscription service contracts include professional services. We recognize professional services provided for in subscription service contracts as subscription revenues because these services are considered to be inseparable from the subscription service. All elements of these subscription services are recognized as subscription revenue over the contract term.
     Support contracts are typically priced as a percentage of the product license fee and generally have a one-year term. Services provided to customers under support contracts include technical product support and unspecified product upgrades when and if available. Revenues from advanced payments for support contracts are recognized ratably over the term of the agreement.

Recent Accounting Pronouncements
     For recent accounting pronouncements see Note 1 Recent Accounting Pronouncements to the Condensed Consolidated Financial Statements under Part I, Item 1.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     During the three months ended June 30, 2008, there was no material change in our quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Reference is made to our disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Based on their evaluation as of June 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have incurred operating losses for most of our history and had an accumulated deficit of $393.7 million as of June 30, 2008. We must increase both our license and support and service revenues to sustain profitable operations and positive cash flows. If we are able to maintain profitability and positive cash flows, we cannot assure you that we can sustain or increase profitability or cash flows on a quarterly or annual basis in the future. Failure to achieve such financial performance would likely cause the price of our common stock to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.
Sales cycles for our products are generally long, complex and unpredictable, so it is difficult to forecast our future results.
     The length of our sales cycle – the period between initial contact with a prospective customer and the licensing of our software applications – typically ranges from six to twelve months and can be more than twelve months. Customer orders often include the purchase of multiple products. These kinds of orders are complex and difficult to complete because prospective customers generally consider a number of factors over an extended period of time before committing to purchase a suite of products or applications. Prospective customers consider many factors in evaluating our software, and the length of time a customer devotes to evaluation, contract negotiation and budgeting processes vary significantly from company to company. As a result, we spend a great deal of time and resources informing prospective customers about our solutions and services, incurring expenses that will lower our operating margins if no sale occurs. Even if a customer chooses to buy our software products or services, many factors affect the timing of revenue recognition as defined under accounting principles generally accepted in the United States of America, which makes our revenues difficult to forecast. The factors contributing to the timing variability of revenue recognition include the following:
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
Contractual terms or issues that arise during the negotiation process may delay anticipated transactions and revenues.
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
     In addition, slowdowns or variances from our expectations of quarterly licensing activities may result in fewer customers, which could result in lower revenues from our customer training, consulting services and customer support organizations. Our ability to maintain or increase support and service revenues is highly dependent on our ability to increase the number of enterprises that license our software products and the number of seats licensed by those enterprises.

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
     We also face potential competition from our strategic partners, such as Microsoft Corporation and IBM, or from other companies that may in the future decide to compete in our market, including companies that currently only compete with us for sales to small and medium sized enterprises. Many existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Current and potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. Moreover, as we adapt our business model to target new markets or offer customers solutions that are different from the products we have traditionally offered, such as the software-as-a-service offerings we introduced following our acquisition of Optimost in November 2007 and Discovery Mining in July 2008, the degree to which we face the competitive challenges described above may be higher than has traditionally been the case. To the extent potential customers value experience in addressing such markets or providing the kinds of new solutions we introduce, or such experience or other competitive advantages otherwise enable our competitors to sell and provide solutions more effectively than we can, the benefits we expect to derive from adapting our business model may be delayed or may not materialize.
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
     Our business can be affected by a number of factors that are beyond our control such as general geopolitical and economic conditions, conditions in the financial services markets, the overall demand for enterprise software and services and general political and economic developments. A weakening of the global economy, or economic conditions in the United States or other key markets, could cause delays in and decreases in demand for our products. For example, there is increasing uncertainty about the direction and relative strength of the United States economy because of the various challenges that are currently affecting it. During the last six months, we observed some customers engage in careful budgeting processes and we experienced declining demand from these customers in the global capital markets industry, especially in consulting service engagements during the first six months of 2008. If the challenging economic conditions in the United States and other key countries persist or worsen, other customers may delay or reduce information technology spending. This could result in reductions in sales of our products and services, longer sales cycles, slower adoption of new technologies and increased price competition. Any of these events would likely harm our business, results of operations and financial condition.

Our revenues depend on a small number of products and markets, so our results are vulnerable to shifts in demand.
     For the three months ended June 30, 2008 and 2007, we believe that a significant portion of our total revenue was derived from our Interwoven TeamSite and Interwoven WorkSite products and related services, and we expect this to be the case in future periods. Accordingly, any decline in the demand for these products and related services will have a material and adverse effect on our consolidated financial results.
     We also derive a significant portion of our revenues from a limited number of vertical markets. In particular, our WorkSite product is primarily sold to professional services organizations, such as law firms, accounting firms, consulting firms and corporate legal departments. In addition, we derive a significant amount of our revenues from companies in the financial services industry. In order to sustain and grow our business, we must continue to sell our software products and services into these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could seriously harm our prospects. Further, our reliance on a limited number of vertical markets exposes our operating results to the same macroeconomic risks and changing economic conditions that affect those vertical markets. For example, if the recent turbulence in the financial markets persists as we expect it will, our customers in the financial services industry may reduce spending, as we experienced with our customers in the global capital markets industry during the first six months of 2008, and our results could suffer.
     To increase sales outside our core vertical markets, for example to large multi-national corporations in manufacturing, telecommunications and governmental entities, requires us to devote time and resources to hire and train sales employees familiar with those industries. Even if we are successful in hiring and training sales teams, customers in other industries may not need or sufficiently value our products.
Support and service revenues have represented a large percentage of our total revenues. Our support and service revenues are vulnerable to reduced demand and increased competition.
     Our support and service revenues represented approximately 63% and 62% of total revenues for the three months ended June 30, 2008 and 2007, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, any reduction in license revenue is likely to result in lower support and service revenues in the future.
     The demand for consulting, training and support services is affected by competition from independent service providers and strategic partners, resellers and other systems integrators with knowledge of our software products. Factors other than price may not be determinative of whether prospective customers of consulting services engage us or alternative service providers. We have experienced increased competition for consulting services engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues and the related gross margin from these revenues may decline. In the three months ended June 30, 2008, our service revenue continued to be impacted by weakness in our global capital markets business, which has been impacted by the global economy and credit crisis. We believe that this weakness will negatively affect our future service revenue.
     For the three months ended June 30, 2008 and 2007, we recognized support revenues of $26.7 million and $23.8 million, respectively. Our support agreements typically have a term of one year and are renewable thereafter for periods generally of one year. Customer support revenues are primarily influenced by the number and size of new support contracts sold in connection with software licenses and the renewal rate of existing support contracts. Customers may elect not to renew their support agreements, renew their support contracts at lower prices or may reduce the license software quantity under their support agreements, thereby reducing our future support revenue.
The timing of large customer orders may have a significant impact on our consolidated financial results from period to period.
     Our ability to achieve our forecasted quarterly earnings is dependent on receiving a significant number of license and service transactions in the mid to high six-figure range or possibly even larger orders. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. We had two and one license transactions exceeding $1.0 million in the three months ended June 30, 2008, and 2007, respectively. Our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, it is difficult for us to accurately predict the timing of large customer orders. The loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from anticipated levels. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.

Economic conditions and significant world events have harmed and could continue to negatively affect our revenues and results of operations.
     Our revenue growth and profitability depend on the overall demand for our content management software applications and solutions. The decline in customer spending on many kinds of information technology initiatives worldwide over the first half of this decade affected revenues, sales cycles, average selling prices and frequency of customer deferral of orders. To the extent that information technology spending, particularly spending on public-facing Web applications, does not continue to improve or declines from current levels, the demand for our products and services, and therefore our future revenues, will be negatively affected. Further, declines in our customers’ markets or in general economic conditions could reduce demand for our software applications and services, which would negatively affect our future revenues. For example, if the recent turbulence in the financial markets persists as we expect it will, our customers in the financial services industry may reduce spending, as we experienced with our customers in the global capital markets industry during the first six months of 2008, and our results could suffer. If general or market-specific economic conditions worsen, the time it takes us to collect accounts receivable could lengthen and some accounts receivable could become uncollectible. As a result of these factors, our consolidated financial results could be significantly and adversely affected.
     Our consolidated financial results could also be significantly and adversely affected by geopolitical concerns and world events, such as wars and terrorist attacks. Our revenues and financial results have been and could continue to be negatively affected to the extent geopolitical concerns continue and similar events occur or are anticipated to occur.
Our international operations have a significant impact on our overall operating results.
     We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the three months ended June 30, 2008 and 2007, revenues from our international operations were approximately 36% and 37% of our total revenues, respectively. In addition, for the three months ended June 30, 2008, more than 20% of our operating expenses were attributable to international operations. Sales generated and expenses incurred outside of the United States are denominated in currencies other that the United States Dollar. We anticipate devoting significant resources and management attention to international opportunities and managing our international operations. This subjects us to a number of risks and uncertainties including:
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
     In the past, we have acquired companies, products or technologies, such as our recently completed acquisition of Optimost in November 2007 and our acquisition of Discovery Mining in August 2008, and we are likely to do so in the future. We may not realize the anticipated benefits of this or any other acquisition and each acquisition has numerous risks. These risks include:
•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products, and related business models, with our current products, technologies and business model;

•	difficulty in maintaining controls, procedures and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;

•	difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, distributors, vendors and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	issuing common stock that would dilute our current stockholders’ percentage ownership;

•	using a substantial portion of our cash resources or incur debt;

•	potential impairment of our relationships with employees, customers, partners, distributors or third-party providers of technology or products;

•	potential failure of the due diligence processes to identify significant issues with product quality, architecture and development, integration obstacles or legal and financial contingencies, among other things;

•	incurring significant exit charges if products acquired in business combinations are unsuccessful;

•	incurring additional expenses if disputes arise in connection with any acquisition;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•	potential delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product offerings.
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
     Traditionally, our content management products have been technically complex and designed to appeal to the information technology professionals within large corporations, who we believe have the most significant impact on whether or not our sales efforts are successful. As we adapt our business model to target new markets or offer customers solutions that are different from the products we have traditionally offered, such as the introduction of several of our segmentation and analytics offerings during 2007 and the software-as-a-service offerings introduced following our acquisition of Optimost in November 2007 and Discovery Mining in July 2008, our success will depend, in part, on our ability to modify our sales efforts and product design to effectively address new markets and promote our new solutions. For example, with the introduction of the products and services mentioned above, our sales efforts have been increasingly focused on addressing the needs of marketing professionals, who we believe will have the most significant impact on whether or not our sales efforts with respect to those products and services will be successful. As marketing professionals value different kinds of product and service features and characteristics than information technology professionals, we must redesign our product and service offerings to appeal to marketing professionals to succeed in this market. The transition from focusing our sales efforts on information technology professionals to others, such as marketing professionals, will be difficult, and any success our sales teams have had selling to information technology professionals may not translate to their sales efforts with others. If we are unsuccessful in redesigning our products and services or making such transitions, our future revenue could be adversely affected, possibly causing our consolidated operating results to suffer and our stock price to decline.

Our cash and investments are subject to risks which may cause losses and affect the liquidity of these investments.
     At June 30, 2008, we had $92.3 million in cash and cash equivalents and $94.8 million in short-term investments. Our investments in mortgaged-backed securities totaled $40.3 million, all of which were issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. We have invested in highly-liquid United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds according to our investment policies. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be heightened as a result of recent turmoil in the financial and credit markets. Investments in both fixed rate and floating rate interest bearing instruments carry a degree of interest rate risk.  Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall.  Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates.  Additionally, we may suffer losses in principal if we are forced to sell securities that decline in market value. These market and interest rate risks associated with our investment portfolio may have a material and adverse effect on our consolidated financial condition, results of operations and liquidity.
Because a significant portion of our revenues are influenced by referrals from strategic partners and, in some cases, sold through resellers, our future success depends in part on those partners, but their interests may differ from ours.
     Our direct sales force depends, in part, on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. The percentage of our new license orders from customers that are influenced by or co-sold with our strategic partners and resellers was 76% for the three months ended June 30, 2008. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits and lose our investments in those relationships. In addition, revenues from any strategic partnership, no matter how significant we expect it to be, depend on a number of factors outside our control, are highly uncertain and may vary from period to period. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.
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
     At June 30, 2008, we had $217.7 million in goodwill and $17.0 million in other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of goodwill on at least an annual basis and the value of long-lived intangible assets when indicators of impairment arise to determine whether the recorded values have been impaired and should be reduced. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price.

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
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our 2008 Annual Meeting of Stockholders held on June 5, 2008, the following matters were considered and voted upon:
(a)	The election of seven directors to hold office until the 2009 Annual Meeting of Stockholders. The votes cast and withheld for such nominees were as follows:

	Votes	Votes
	For	Withheld
Charles M. Boesenberg	41,340,645	1,632,497
Ronald E. F. Codd	41,801,971	1,171,171
Bob L. Corey	41,956,490	1,016,652
Joseph L. Cowan	41,959,084	1,014,058
Frank J. Fanzilli, Jr.	38,607,681	4,365,461
Roger J. Sippl	38,760,655	4,212,487
Thomas L. Thomas	38,759,981	4,213,161
(b)	The ratification and approval of the adoption of the 2008 Equity Incentive Plan.

For	28,982,239
Against	9,960,370
Abstain	1,076,525
Broker non-votes	2,954,008
(c)	The ratification and approval of the amendment and restatement of the 1999 Employee Stock Purchase Plan.

For	33,581,573
Against	5,360,853
Abstain	1,076,708
Broker non-votes	2,954,008
(d)	The ratification the selection of Ernst & Young LLP as our independent registered public accounting firm for the year ending December 31, 2008.

For	42,9203,48
Against	21,728
Abstain	31,066
     Based on these voting results, each of the directors nominated was elected, the adoption of the 2008 Equity Incentive Plan was ratified and approved, the amendment and restatement of the 1999 Employee Stock Purchase Plan was ratified and approved and the selection of Ernst & Young LLP was ratified.

ITEM 6. EXHIBITS

		Incorporated by Reference
					Filed
Number	Exhibit Title	Form	Date	Number	Herewith
10.1	Interwoven, Inc. 2008 Equity Incentive Plan	8-K	6/5/2008	10.1

10.2	Forms of Stock Option Agreements, Stock Option Exercise Agreements, Restricted Stock Unit Agreements and other award agreements related to the Interwoven, Inc. 2008 Equity Incentive Plan.	8-K	6/5/2008	10.2

10.3	Interwoven, Inc. Employee Stock Purchase Plan	8-K	6/5/2008	10.3

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).				X

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.				X

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.				X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: August 8, 2008

INTERWOVEN, INC. (Registrant)
By:	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer

/s/ John E. Calonico, Jr.
John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.
EXHIBIT INDEX
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended June 30, 2008

		Incorporated by Reference
					Filed
Number	Exhibit Title	Form	Date	Number	Herewith
10.1	Interwoven, Inc. 2008 Equity Incentive Plan	8-K	6/5/2008	10.1

10.2	Forms of Stock Option Agreements, Stock Option Exercise Agreements, Restricted Stock Unit Agreements and other award agreements related to the Interwoven, Inc. 2008 Equity Incentive Plan.	8-K	6/5/2008	10.2

10.3	Interwoven, Inc. Employee Stock Purchase Plan	8-K	6/5/2008	10.3

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).				X

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.				X

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.				X