Form 10-Q
period 2008-09-30
INTERWOVEN INC
filed 2008-11-07
CIK 1042431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock, $0.001 par value per share	46,098,000 shares

INTERWOVEN, INC.

PART I: FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INTERWOVEN, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$71,185	$68,453
Short-term investments	91,682	88,896
Accounts receivable, net	44,373	39,000
Prepaid expenses and other current assets	10,237	8,252

Total current assets	217,477	204,601
Property and equipment, net	15,963	16,247
Goodwill	237,056	217,777
Other intangible assets, net	29,548	20,960
Deferred tax assets	4,202	5,895
Other assets	1,811	2,878

Total assets	$506,057	$468,358

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,717	$4,378
Accrued liabilities	31,352	30,707
Restructuring and excess facilities accrual	1,099	1,618
Deferred revenues	68,535	60,957

Total current liabilities	104,703	97,660

Long-term liabilities:
Accrued liabilities	8,072	7,816
Restructuring and excess facilities accrual	1,206	2,016
Deferred revenues	1,529	1,020

Total liabilities	115,510	108,512

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value, 125,000 shares authorized; 46,056 and 45,304 shares issued and outstanding, respectively	46	45
Additional paid-in capital	777,100	766,660
Accumulated other comprehensive income (loss)	(663)	415
Accumulated deficit	(385,936)	(407,274)

Total stockholders’ equity	390,547	359,846

Total liabilities and stockholders’ equity	$506,057	$468,358

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
License	$24,160	$21,225	$69,510	$61,856
Support and service	41,705	34,228	120,974	100,927

Total revenues	65,865	55,453	190,484	162,783

Cost of revenues:
License	1,587	1,859	5,531	5,905
Support and service	16,743	13,915	48,255	40,548

Total cost of revenues	18,330	15,774	53,786	46,453

Gross profit	47,535	39,679	136,698	116,330

Operating expenses:
Sales and marketing	22,311	19,000	67,018	59,008
Research and development	10,513	9,552	30,145	27,928
General and administrative	6,251	6,812	17,332	17,742
Amortization of intangible assets	734	814	2,070	2,470
Restructuring and excess facilities charges	18	1	14	65

Total operating expenses	39,827	36,179	116,579	107,213

Income from operations	7,708	3,500	20,119	9,117
Interest income and other, net	878	2,199	3,305	6,973

Income before provision for income taxes	8,586	5,699	23,424	16,090
Provision for income taxes	849	1,638	2,086	3,096

Net income	$7,737	$4,061	$21,338	$12,994

Basic net income per common share	$0.17	$0.09	$0.47	$0.29

Shares used in computing basic net income per common share	45,951	45,293	45,662	44,995

Diluted net income per common share	$0.16	$0.09	$0.46	$0.28

Shares used in computing diluted net income per common share	47,133	46,538	46,696	46,555

See accompanying notes to condensed consolidated financial statements.

INTERWOVEN, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$21,338	$12,994
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,252	2,772
Stock-based compensation expense	7,270	3,431
Amortization of intangible assets and purchased technology	5,682	5,899
Tax benefits from stock option plans	120	121
Deferred income taxes	1,693	—
Changes in allowance for doubtful accounts and sales returns	279	19
Changes in operating assets and liabilities:
Accounts receivable	(2,984)	1,195
Prepaid expenses and other assets	(371)	(1,416)
Accounts payable and accrued liabilities	(5,026)	7,199
Restructuring and excess facilities accrual	(1,325)	(4,723)
Deferred revenues	8,087	(370)

Net cash provided by operating activities	39,015	27,121

Cash flows from investing activities:
Purchases of property and equipment	(3,106)	(14,746)
Purchases of investments	(65,257)	(51,005)
Maturities of investments	62,132	66,065
Acquisition of business, net of cash acquired	(33,646)	—

Net cash (used in) provided by investing activities	(39,877)	314

Cash flows from financing activities:
Net proceeds from issuance of common stock	4,437	7,058

Net cash provided by financing activities	4,437	7,058

Effect of exchange rate changes on cash and cash equivalents	(843)	347

Net increase in cash and cash equivalents	2,732	34,840
Cash and cash equivalents at beginning of period	68,453	74,119

Cash and cash equivalents at end of period	$71,185	$108,959

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
     Basis of Presentation
     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the entire year or for any other period.
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
     Summary of Significant Accounting Policies
     The Company’s significant accounting policies are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements on its Annual Report on Form 10-K for the year ended December 31, 2007. These accounting policies have not materially changed during nine months ended September 30, 2008 except the Company has changed its revenue recognition policy for certain multivariable testing and Web optimization services because vendor specific objective evidence of fair value has been established in the quarter ended June 30, 2008. In addition, in connection with the acquisition of Discovery Mining, Inc. (“Discovery Mining”) in August 2008, the revenue recognition policy was amended to define the procedures for recognition of revenues from eDiscovery services.
     Revenue Recognition
     Revenue consists principally of perpetual software licenses, support, consulting and training fees. The Company recognizes revenue using the residual method in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with

Respect to Certain Transactions. Under the residual method, revenue is recognized for the delivered elements in a multiple element arrangement provided vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements. The Company’s VSOE for support is based on the renewal rate as stated in the agreement, so long as the rate is substantive. The Company’s VSOE for other undelivered elements, such as professional services and training, is based on the price of the element when sold separately. Once the Company has established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of a customer arrangement, the Company defers revenue for the fair value of its undelivered elements (e.g., support, consulting and training) and recognizes revenue for the residual fee attributable to the elements initially delivered (i.e., software product) when the basic criteria in SOP No. 97-2 have been met. Assuming all other revenue recognition criteria are met, revenue from licenses is recognized upon delivery using the residual method in accordance with SOP No. 98-9, revenue from support services is recognized ratably over its respective support period and revenue from professional services is recognized as the services are rendered. For arrangements that include a support renewal rate that the Company determines is not substantive, all revenue for such arrangement is recognized ratably over the applicable support period. The revenues for arrangements that include certain multivariable testing and Web optimization services and eDiscovery service offerings for which vendor specific objective evidence of fair value have not yet been established are recognized ratably over the longest service period in the arrangement, assuming all other criteria for revenue recognition have been met.
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
     Support and service revenues consist of professional services and support fees. The Company’s professional services, other than its subscription services, are comprised of software installation and integration, business process consulting and training that are, in almost all cases, not essential to the functionality of its software products. The

Company’s products are fully functional upon delivery and do not require any significant modification or alteration for customer use. Customers purchase professional services to facilitate the adoption of the Company’s technology and dedicate personnel to participate in the services being performed, but they may also decide to use their own resources or appoint other professional service organizations to provide these services. Software products are billed separately from professional services, which are generally billed on a time-and-materials basis. The Company recognizes revenue from professional services as services are performed.
     Services provided to customers under support contracts include technical support and unspecified product upgrades when and if available. Support contracts are typically priced based on a percentage of license fees and have a one-year term. Revenues from support contracts are recognized ratably over the term of the agreement.
     The multivariable testing and Website optimization applications and the eDiscovery solutions are provided as services that are offered on a subscription basis. The Company accounts for its subscription revenues and related professional services revenues following the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes the multivariable testing and Website optimization service revenue ratably over the contract term, beginning on the effective date of the contract and upon providing the customer with access to the service. The Company recognizes the revenues associated with the indexing and loading of data, associated with its eDiscovery service, ratably over the longer of the expected life of a project or the contract term, beginning upon providing access to the service.   The Company recognizes the revenues associated with the online hosting and related services, associated with its eDiscovery service, as such services are delivered.
     The subscription service contracts include professional services. The Company recognizes professional services provided for in subscription service contracts as subscription revenues because these services are considered to be inseparable from the subscription service, and the Company has not yet established objective and reliable evidence of fair value for some of the undelivered elements. All elements of these subscription services are recognized as subscription revenue over the contract term.
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
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  SFAS No. 141R will establish new principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  Among the more significant changes from existing principles and requirements, SFAS No. 141R expands the definition of a business and a business combination; requires that all assets, liabilities and non-controlling interests (including goodwill) acquired in a business combination, whether full or partial, be recorded at fair value; requires acquisition related expenses and restructuring costs to be expensed as incurred rather than included as part of the acquisition cost; requires contingent assets, liabilities and contingent consideration to be recognized at fair value at the date of acquisition with subsequent changes recognized in earnings; requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to be recognized as adjustments to income tax expense; and requires in-process research and development to be capitalized at fair value as an indefinite-lived asset and then amortized over its useful life when development is complete. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the potential impact of SFAS No. 141R.  However, to the extent the Company makes acquisitions after the effective date of SFAS No. 141R, the Company expects that the adoption of this statement will have a significant impact on its accounting for such acquisitions compared to the current applicable accounting principles. To the extent such acquisitions are significant, the adoption of this statement could have a significant impact on the Company’s consolidated results of operations, financial position and cash flows when compared to current accounting principles.
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for years beginning after November 15, 2007.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective upon issuance. We do not expect the adoption of the FSP No. FAS 157-3 to have a material impact on our consolidated financial statements. See Note 2, Investments and Fair Value Measurements, to the Condensed Consolidated Financial Statements.
Note 2. Investments and Fair Value Measurements
     SFAS No. 157 (as impacted by FSP Nos. 157-1, 157-2 and 157-3) provides for a fair value hierarchy based on the quality of the inputs used to measure fair value. In accordance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the value technique, into a three–level hierarchy. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its “available-for-sale” securities and forward foreign exchange contracts.

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
     The fair value of the financial assets and liabilities recorded on the condensed consolidated balance sheets are as follows at September 30, 2008 (in thousands):

		Fair Value Measurements
		At Reporting Date Using
		Quoted Prices
		In Active	Significant
		Markets for	Other
		Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Government-sponsored enterprises	$43,012	$43,012	$—
Government agencies	32,532	32,532	—
Money market funds	25,552	25,552	—
Corporate obligations	13,841	13,841	—
Commercial paper	660	—	660
Certificates of deposit	1,638	1,638	—

	$117,235	$116,575	$660

Liabilities:
Forward foreign exchange contracts	$29	$—	$29

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$7,737	$4,061	$21,338	$12,994

Weighted-average shares used in computing basic net income per common share	45,951	45,293	45,662	44,995
Dilutive common equivalent shares from stock compensation plans	1,182	1,245	1,034	1,560

Weighted-average shares used in computing diluted net income per common share	47,133	46,538	46,696	46,555

Basic net income per common share	$0.17	$0.09	$0.47	$0.29

Diluted net income per common share	$0.16	$0.09	$0.46	$0.28

     For the three months ended September 30, 2008 and 2007, 6.6 million and 5.8 million stock options, respectively and for the nine months ended September 30, 2008 and 2007, 6.8 million and 5.5 million stock options, respectively, were anti-dilutive and excluded from the diluted net income per share calculation due to the exercise price being greater than the average fair market value of the common stock during the period.
Note 4. Comprehensive Income
     Comprehensive income refers to gains that under the accounting principles generally accepted in the United States of America are recorded as an element of stockholders’ equity and are excluded from operations. For the three and nine months ended September 30, 2008 and 2007, the components of comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$7,737	$4,061	$21,338	$12,994
Other comprehensive income (loss):
Translation adjustment *	(688)	248	(843)	347
Unrealized gain (loss) on available-for-sale investments *	(235)	180	(235)	133

Comprehensive income	$6,814	$4,489	$20,260	$13,474

*	The tax effect on translation adjustments and unrealized gain (loss) was not significant.
Note 5. Mergers and Acquisitions
     In August 2008, the Company acquired Discovery Mining, a provider of eDiscovery services to professional services firms and corporations. eDiscovery services consist of a software-based process by which organizations involved in litigation, investigation or regulatory responses may store, categorize, search and present documents in connection therewith. The aggregate purchase price was $34.5 million, comprised of $32.5 million in cash consideration and $2.0 million of transaction costs for all the issued and outstanding shares of Discovery Mining and vested options to purchase Discovery Mining shares. In addition, the Company assumed all of the outstanding unvested options to purchase Discovery Mining shares. The purchase price was allocated to purchased technology of $9.3 million, customer list of $2.2 million, non-compete covenants of $1.6 million, tradename of $1.2 million, goodwill of $19.2 million and net tangible assets of $1.0 million. These identifiable intangible assets are subject to amortization according to their estimated lives. The effective lives of purchased technology, customer list, non-compete covenants and tradename is 4.6 years, 4.6 years, 3 years and 5 years, respectively. The weighted average amortization period in total is 4.5 years. The acquisition was accounted for using the purchase method of accounting. The results of operations of Discovery Mining have been included in the consolidated results of operations of the Company since

August 1, 2008. Pro forma financial information for Discovery Mining has not been presented, as the effects were not material to our consolidated financial statements.
     In November 2007, the Company acquired Optimost LLC (“Optimost”), a provider of software and services for Website optimization. The aggregate purchase price was $50.9 million in cash for all of the issued and outstanding membership units of Optimost and vested options to purchase Optimost membership units. Interwoven also assumed all of the outstanding unvested options to purchase Optimost membership units. The purchase price was allocated to purchased technology of $10.1 million, customer list of $3.7 million, non-compete covenants of $2.8 million, tradename of $870,000, goodwill of $32.4 million and net tangible assets of $1.0 million. These identifiable intangible assets are subject to amortization according to their estimated lives. The life of purchased technology is 6.0 years and the lives of customer list, non-compete covenants and tradename are 4.0 years. The weighted average amortization period in total is 5.2 years. The Company anticipates that goodwill of $32.4 million will be amortizable for tax purposes over a period of 15 years. The acquisition was accounted for using the purchase method of accounting.
Note 6. Employee Benefit Plans and Stock-Based Compensation
     At September 30, 2008, the Company has an employee stock purchase plan, a 401(k) plan and six stock option plans.
     Employee Stock Purchase Plan
     The Company adopted the 1999 Employee Stock Purchase Plan (“ESPP”) and reserved 300,000 shares of common stock for issuance thereunder in September 1999, and amended and restated this plan in June 2008. Each January 1, the aggregate number of shares reserved for issuance under the ESPP will increase automatically by a number of shares equal to 1% of the Company’s outstanding shares on December 31 of the preceding year. Prior to the amendment and restatement of the ESPP, the aggregate number of shares reserved for issuance under the ESPP could not exceed 3.0 million shares. This limit was increased to 6.0 million shares as a result of the amendment and restatement of the ESPP in June 2008. Employees generally are eligible to participate in the ESPP if they are employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction between 1% and 15% of their cash compensation subject to certain maximum purchase limitations. Each offering period is six months. Offering periods and purchase periods begin on May 1 and November 1 of each year. The price at which the common stock is purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of that purchase period.
     2008 Equity Incentive Plan
     In June 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved for issuance under the 2008 Equity Incentive Plan equaled 2.5 million shares, plus any shares remaining available for grant under the 1999 Equity Incentive Plan and 2000 Stock Incentive Plan, and any shares subject to awards granted under such plans that are cancelled, forfeited, settled in cash or that expire by their terms, including shares subject to awards granted under such plans that are outstanding on the date the 2008 Equity Incentive Plan becomes effective. There were a total of 3.6 million shares authorized and available for new grants under the 2008 Equity Incentive Plan at September 30, 2008. The 2008 Equity Incentive Plan permits the granting of nonqualified and incentive stock options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units, and performance shares to employees (including employee directors and officers), consultants, advisors, independent contractors and non-employee directors, provided they render services to Interwoven. Stock options will have a term no longer than ten years, except in the case of incentive stock options granted to holders of more than 10% of the Company’s voting power, which will have a term no longer than five years. Stock appreciation rights will have a term no longer than ten years. Stock options and stock appreciation rights must be granted at 100% of fair market value under the 2008 Equity Incentive Plan. The stock options and restricted stock units will generally vest over four years based on continued service. The Compensation Committee of the Board of Directors has the discretion to use a different vesting schedule when each award is granted.

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
     1999 Equity Incentive Plan
     In September 1999, the Company adopted and stockholders approved the 1999 Equity Incentive Plan. The 1999 Equity Incentive Plan permitted the award of stock options, restricted stock, restricted stock units and stock bonuses. As a result of the stockholder approval of the 2008 Equity Incentive Plan, as of June 5, 2008, the Company no longer awards stock options, restricted stock, restricted stock units and stock bonuses under the 1999 Equity Incentive Plan and all of the shares of common stock that were available for issuance and not subject to outstanding awards under the 1999 Equity Incentive Plans when the 2008 Equity Incentive Plan became effective are available for issuance under the 2008 Equity Incentive Plan. Accordingly, there were no shares authorized and available for new grants under the 1999 Equity Incentive Plan at September 30, 2008. Options granted under the 1999 Equity Incentive Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.
     Options under the 1999 Equity Incentive Plan may be granted for periods of up to ten years and, except for certain stock options identified in the Audit Committee review of historical stock option granting practices, have not been granted at prices less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an incentive stock option may not be less than 100% of the estimated fair value of the shares on the date of grant, and (ii) the exercise price of an incentive stock option granted to a 10% stockholder may not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 1999 Equity Incentive Plan typically vest over four years based on continued service. Restricted stock units, which represent the right to receive shares of the common stock of the Company on a one share for one unit basis on the settlement date, granted under the 1999 Equity Incentive Plan typically vest over four years based on continued service.
     Members of the Board of Directors, who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, were eligible to participate in the 1999 Equity Incentive Plan prior to June 5, 2008. Such option grants under the 1999 Equity Incentive Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director was initially granted an option to purchase 10,000 shares on the date of election to the Board of Directors. Immediately following each annual meeting of the Company’s stockholders prior to the 2008 Annual Meeting of Stockholders, each eligible director was automatically be granted an additional option to purchase 10,000 shares if such director has served continuously as a member of the Board of Directors since the date of such director’s initial grant or, if such director was ineligible to receive an initial grant. The term of such options is ten years, provided that they will terminate three months following the date the director ceases to be a director of the Company (12 months if the termination is due to death or disability). All options granted to directors under the 1999 Equity Incentive Plan vest 100% on the date of grant.
     2000 Stock Incentive Plan
     In May 2000, the Company adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan permitted the award of stock options, restricted stock and restricted stock units. As a result of the stockholder approval of the 2008 Equity Incentive Plan, as of June 5, 2008, the Company no longer awards stock options, restricted stock and restricted stock units under the 2000 Stock Incentive Plan and all of the shares of common stock that were available for issuance and not subject to outstanding awards under the 2000 Stock Incentive Plans when the 2008 Equity Incentive Plan became effective are available for issuance under the 2008 Equity Incentive Plan. Accordingly, there were no shares authorized and available for new grants under the 2000 Plan at September 30, 2008. Only nonqualified stock options may be granted under the 2000 Stock Incentive Plan. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company. Awards granted to officers of the Company may not exceed the aggregate of 40% of all shares that are reserved for grant. Awards granted as restricted stock to officers of the Company may not exceed the aggregate of 40% of all shares that are granted as restricted stock.
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
     2003 Acquisition Plan
     In connection with the Company’s merger with iManage, Inc. (“iManage”) in November 2003, the Company adopted the 2003 Acquisition Plan and reserved 503,000 shares of common stock for issuance thereunder, as permitted by the NASDAQ Marketplace Rules. The 2003 Acquisition Plan authorized the award of options. Only nonqualified stock options are granted under the 2003 Acquisition Plan. Nonqualified stock options may be granted to any employee, officer, director, consultant, independent contractor or advisor of the Company who provided services to iManage immediately prior to the merger. Options under the 2003 Acquisition Plan may be granted for periods of up to ten years and at prices no less than the fair market value of the shares on the date of grant.
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
     The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected life from grant date of option (in years)	1.6-5.0	3.3	1.6-5.0	3.3
Risk-free interest rate	2.4%-3.3%	4.1%-4.8%	2.2%-3.3%	4.1%-5.0%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	34.0%-40.9%	35.7%-35.9%	33.5%-44.3%	35.7%-37.2%
Weighted average expected volatility	35.7%	35.8%	35.6%	36.7%
     The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected life from grant date of ESPP (in years)	0.5	—	0.5	0.5
Risk-free interest rate	2.0%	—	2.0%	5.1%
Expected dividend yield	0.0%	—	0.0%	0.0%
Expected volatility	38.8%	—	38.8%	29.4%-33.5%
Weighted average expected volatility	38.8%	—	38.8%	31.4%
     The following table summarizes the stock-based compensation expense for stock options, restricted stock units and awards granted under the ESPP that the Company recorded in accordance with SFAS No. 123R for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Cost of revenues	$354	$169	$949	$460
Sales and marketing	803	450	2,436	1,325
Research and development	493	213	1,287	651
General and administrative	705	469	2,598	995

Total stock-based compensation expense	$2,355	$1,301	$7,270	$3,431

Note 7. Goodwill and Intangible Assets
     The carrying amounts of the goodwill and other intangible assets as of September 30, 2008 and December 31, 2007 are as follows (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Purchased technology	$61,475	$(42,642)	$18,833	$52,155	$(39,420)	$12,735
Patents and patent applications	6,616	(4,746)	1,870	5,376	(4,542)	834
Customer list	18,670	(13,911)	4,759	16,510	(12,659)	3,851
Non-compete agreements	6,442	(2,356)	4,086	4,892	(1,352)	3,540

Other intangible assets	$93,203	$(63,655)	29,548	$78,933	$(57,973)	20,960

Goodwill			237,056			217,777

			$266,604			$238,737

     Intangible assets, other than goodwill, are amortized over estimated useful lives of between 12 and 60 months. The weighted average life for purchased technology, patents, customer list, and non-compete agreements is 4.6 years, 4.6 years, 4.0 years and 3.8 years, respectively. The aggregate amortization expense of intangible assets was $1.7 million and $1.8 million for three months ended September 30, 2008 and 2007, respectively, and $5.7 million and $5.9 million for nine months ended September 30, 2008 and 2007, respectively. Of the $1.7 million amortization of intangible assets recorded in the three months ended September 30, 2008, $998,000 was recorded in cost of license revenues and $734,000 was recorded in operating expenses. Of the $1.8 million amortization of intangible assets recorded in the three months ended September 30, 2007, $977,000 was recorded in cost of license revenues and $814,000 was recorded in operating expenses. Of the $5.7 million amortization of intangible assets for the nine months ended September 30, 2008, $3.6 million was recorded in cost of license revenues and $2.1 million was recorded in operating expenses. Of the $5.9 million amortization of intangible assets for the nine months ended September 30, 2007, $3.4 million was recorded in cost of license revenues and $2.5 million was recorded in operating expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $1.4 million in the remaining three months of 2008, $6.7 million in 2009, $8.6 million in 2010, $6.9 million in 2011, $3.9 million in 2012, $1.9 million in 2013 and $79,000 in 2014.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill. The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 is as follows (in thousands):

Balance at January 1, 2008	$217,777
Goodwill recorded in acquisition of Discovery Mining	19,171
Subsequent goodwill adjustments	108

Balance at September 30, 2008	$237,056

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
     Excess Facilities
     At September 30, 2008, the Company had $2.3 million accrued for excess facilities, which is payable through 2010. This accrual includes minimum lease payments of $2.7 million and estimated operating expenses of $777,000 offset by estimated sublease income of $1.2 million. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. The estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could affect the Company’s consolidated financial condition and results of operations.
     The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

Excess
Years Ending December 31,	Facilities
2008 (remaining three months)	$288
2009	1,081
2010	936

$2,305

     The following table summarizes the activity in the related restructuring and excess facilities accrual (in thousands):

Balance at January 1, 2008	$3,634
Restructuring and excess facilities charges	14
Cash payments and other	(1,343)

Balance at September 30, 2008	$2,305

Note 9. Borrowings
     The Company has a line of credit agreement with a financial institution that provides for borrowings up to $7.0 million until July 31, 2009. The line of credit agreement provides that any borrowings thereunder will be secured by cash and cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 5.0% at September 30, 2008, or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At September 30, 2008 and December 31, 2007, there were no borrowings under this line of credit agreement.
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
     The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of September 30, 2008 and December 31, 2007, the Company does not have or require an accrual for product or service warranties.
     The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at September 30, 2008 and December 31, 2007.
Note 11. Interest Income and Other, Net
     Interest income and other, net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$1,316	$2,341	$4,218	$6,787
Foreign currency losses	(370)	(61)	(731)	(128)
Other	(68)	(81)	(182)	314

	$878	$2,199	$3,305	$6,973

Note 12. Commitments and Contingencies
     Contractual Obligations
     The Company leases its main office facilities in San Jose, California and various sales offices in North America, Europe and Asia Pacific under non-cancelable operating leases, which expire at various times through July 2016.
     Future minimum lease payments under non-cancelable operating leases, as of September 30, 2008, are as follows (in thousands):

			Future
	Occupied	Excess	Lease
Years Ending December 31,	Facilities	Facilities	Payments
2008 (remaining three months)	$1,524	$336	$1,860
2009	5,829	1,310	7,139
2010	5,246	1,049	6,295
2011	4,926	—	4,926
2012	3,859	—	3,859
After 2012	7,975	—	7,975

	$29,359	$2,695	$32,054

     At September 30, 2008, the Company had $3.4 million outstanding under standby letters of credit with financial institutions, which are secured by cash and cash equivalents and short-term investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.
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
     As of September 30, 2008, the notional equivalent of forward foreign currency contracts aggregated $8.6 million and the fair value of the net liability associated with forward foreign currency contracts recognized in the condensed consolidated financial statements was $29,000. The forward contracts outstanding as of September 30, 2008 expired in October 2008.

     Royalties
     The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is generally based on a dollar amount per unit shipped or a percentage of the underlying revenue.
     Litigation
     Beginning in 2001, the Company and certain of its officers and directors and certain investment banking firms were named as defendants in a securities class action lawsuit brought in the Southern District of New York. This case is one of several hundred similar cases that have been consolidated into a single action in that court. The case alleges misstatements and omissions concerning underwriting practices in connection with the Company’s public offerings. The plaintiff seeks damages in an unspecified amount. In October 2002, the Company’s officers were dismissed without prejudice as defendants in the lawsuit. In February 2003, the District Court denied a motion to dismiss by all parties. Although the Company believes that the plaintiffs’ claims have no merit, in July 2003, the Company decided to participate in a proposed settlement to avoid the cost and distraction of continued litigation. A settlement proposal was preliminarily approved by the District Court. However, in December 2006, the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties. In August 2007, plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their allegations. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. In November 2007, defendants in the focus cases filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle. As part of this tentative settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the District Court. If the tentative settlement is not implemented and the litigation continues against the Company, the Company would continue to defend itself vigorously. Any liability the Company incurs in connection with this lawsuit could materially harm its business and financial position and, even if it defends itself successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm its results. In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. Bank of America Corp., No.07-1585, alleging that the underwriters of the Company’s initial public offering violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits in amounts to be proven at trial from the underwriters. In February 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. The court has yet to rule on either motion to dismiss.
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

Note 13. Income Taxes
         The Company’s effective tax rate for the three and nine months ended September 30, 2008 was 10% and 9%, respectively, compared with 29% and 19% for the respective periods in 2007. The decrease in the effective rate was primarily due to the release of valuation allowance against deferred tax assets.
     As of September 30, 2008, the Company has an unrecognized tax benefit of approximately $8.3 million which increased by approximately $5.3 million during the three months ended September 30, 2008 as a result of tax positions taken during the current period. The unrecognized tax benefit is exclusive of accrued interest and penalties. Of these unrecognized tax benefits, $3.5 million would reduce the effective tax rate upon recognition. The Company reasonably estimates that the unrecognized tax benefit will not change significantly within the next twelve months.
     The Company continues its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company had $92,000 accrued for interest and had no accrued penalties as of September 30, 2008.
     The Company continues to assess the need for a valuation allowance against the deferred tax assets. Based on its earnings history and projected future taxable income, the Company determined that it is more likely than not that it will be able to realize a benefit of an additional $342,000 of its deferred tax assets for the three months ended September 30, 2008. The release of the valuation allowance resulted in reductions to provision for income taxes and goodwill of approximately $275,000 and $67,000, respectively.
     On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, companies can elect to accelerate a portion of their unused alternative minimum tax credit and credit for increased research activities (“R&D credit”) in lieu of the 50-percent “bonus” depreciation enacted in February, 2008. The Company is currently in the process of analyzing the impact of this new law.
     The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to the Company’s projected 2008 California income tax. First, the bill suspends the use of net operating loss carryovers for the Company’s calendar years 2008 and 2009. Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits. The Company estimates that this change in California law will result in an increase to income taxes for calendar year 2008 of approximately $450,000.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the R&D credit was retroactively extended through December 31, 2009 from December 31, 2007. The Company does not expect to recognize a benefit from this tax law change in 2008 because of its use of net operating loss carryovers combined with its valuation allowance position.
Note 14. Significant Customer Information and Segment Reporting
     The Company’s chief operating decision-maker is considered to be its Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing and sale of software solutions.
     The following table presents geographic information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
United States of America	$38,139	$35,098	$115,246	$103,115
United Kingdom	12,994	8,265	35,761	24,830
Other geographies	14,732	12,090	39,477	34,838

	$65,865	$55,453	$190,484	$162,783

	September 30,	December 31,
	2008	2007
Long-lived assets (excluding goodwill and intangible assets):
United States of America	$14,832	$14,761
International	1,131	1,486

	$15,963	$16,247

     The Company’s revenues are derived from software licenses, consulting and training services and customer support. Revenues from consulting services includes revenues from subscription services. Although management believes that a significant portion of the Company’s revenue is derived from TeamSite and WorkSite products and related services, the Company does not specifically track revenues by individual products. It is also impracticable to disaggregate software license revenue by product. The Company’s disaggregated revenue information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
License	$24,160	$21,225	$69,510	$61,856
Customer support	27,816	24,104	80,995	71,106
Consulting	12,708	8,766	36,310	26,016
Training	1,181	1,358	3,669	3,805

	$65,865	$55,453	$190,484	$162,783

     No customer accounted for more than 10% of the total revenues for the three and nine months ended September 30, 2008 and 2007. At September 30, 2008, two customers accounted for an aggregate of approximately 29% of the outstanding accounts receivable balance. At December 31, 2007, no single customer accounted for more than 10% of the outstanding accounts receivable balance.

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
Overview
     Incorporated in March 1995, we are a provider of content management software solutions. Our software and services enable organizations to leverage content to drive business growth by improving online business performance, increasing collaboration and streamlining business processes both internally and externally. Since our inception, more than 4,600 enterprise and professional services organizations in 70 countries worldwide, including the customers we have acquired through acquisitions, have chosen our solutions.
     We operate in a single segment, which is the design, development, marketing and sale of software solutions. Our goal is to be the leading provider of content management software solutions. We are focused on generating profitable and sustainable growth through internal research and development, licensing from third parties and acquisitions of businesses with complementary products and technologies. During the three and nine months ended September 30, 2008, we benefited from strong revenue growth that we believe was attributable to the business-critical nature of our product and service offerings and to a favorable competitive environment, which has allowed us to be particularly successful in displacing the solutions offered by our competitors. While we are striving to continue our business momentum, and believe we are well positioned to do so, the current uncertainty in global economic and market conditions makes it difficult to predict our future financial performance. For example, in recent quarters, we have seen significantly reduced demand from customers in the global capital markets industry for the professional services associated with our Interwoven Scrittura products, which has resulted in lower overall revenues from customers in this industry. To the extent demand from customers in other industries, or in geographic regions, declines in response to the unfavorable global economic and market conditions, our sales cycle could lengthen and demand for our software products and services could decline, which in turn, could adversely affect our revenues and results of operations. Our primary sources of revenue, and the factors affecting them, are discussed in further detail below.
     We license our software to businesses, professional services organizations, capital markets companies and government agencies generally on a non-exclusive and perpetual basis. The growth in our software license revenues is affected by the strength of general economic and business conditions, customer budgetary constraints and the competitive position of our software solutions. Software license revenues are also affected by long, unpredictable sales cycles, so they are difficult to forecast from period to period. Although our consolidated results of operations have improved in recent periods, our results were impacted in these periods by long product evaluation periods, protracted contract negotiations and multiple authorization requirements of our customers, all of which we believe are characteristic of the market for content management products and services.
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
     Service revenues consist of software installation and integration, training and business process consulting and software products sold on a subscription basis. Other than our sales of software on a subscription basis, service revenues tend to lag software license revenues since consulting services, if purchased at all, are typically performed after the purchase of new software licenses or in connection with software upgrades. Professional services are predominately billed on a time-and-materials basis and we recognize revenues when the services are performed. For the three and nine months ended September 30, 2008, professional services revenues also include subscription revenues from our multivariable testing and Web optimization service, which we acquired through our acquisition of Optimost LLC (“Optimost”) and revenues from our eDiscovery service, which we acquired through our acquisition of Discovery Mining, Inc. (“Discovery Mining”) in August, 2008. Professional services revenues are influenced primarily by the number of professional services engagements sold in connection with software license sales and the customers’ use of third party services providers. The growth in our professional services revenues, particularly subscription revenues, is also affected by the strength of general economic and business conditions, customer budgetary constraints and the competitive position of our software solutions.
     Because our products are complex and involve a consultative sales model, our strategy is to market and sell our products and services primarily through a direct sales force. We look to augment those efforts through relationships with technology vendors, professional services firms, systems integrators and other strategic partners, which assist our direct sales force in obtaining customer leads and referrals. The percentage of our new customer license orders that are influenced by or co-sold with our strategic partners and resellers was 81% for the three months ended September 30, 2008. In general, these strategic partners and resellers perform the installation and integration, consulting and other services for the enterprises to which they resell our products, and we are not engaged by their customers for these services.
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
     In the rapidly changing and increasingly complex and competitive information technology environment, we believe product differentiation will be a key to market leadership. Thus, our strategy is to continually work to enhance and extend the features and functionality of our existing products and develop new and innovative solutions for our customers. We have in the past and expect to continue to devote substantial resources to our research and development activities. As a percentage of total revenues, research and development expenses were 16% and 17% in the quarters ended September 30, 2008 and 2007, respectively.
     We recorded income from operations of $7.7 million and $3.5 million for the quarters ended September 30, 2008 and 2007, respectively. We are focused on improving our operating margins by increasing our revenues and actively managing our expenses through improved productivity and utilization of economies of scale. As a significant portion of our expenses are employee-related, we manage our headcount from period to period. We had 991 employees worldwide at September 30, 2008 versus 791 employees at September 30, 2007. The increase in headcount from 2007 to 2008 was due primarily to the employees we hired as part of the acquisitions of Optimost and Discovery Mining, staffing of our development operation in Bangalore, India and our efforts to reduce the degree to which we incur subcontractor expenses in our consulting services organization. As of September 30, 2008, we had 121 employees that were hired in connection with our acquisitions of Optimost and Discovery Mining, with 61 employees in cost of support and service, 17 employees in research and development, 35 employees in sales and marketing and 8 employees in general and administrative. We also look to improve our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. Additionally, we pay close attention to other costs, including facilities and related expense, professional fees and promotional expenses, which are each significant components of our cost structure.
     Our acquisition strategy is an important element of our overall business strategy. We seek to identify acquisition opportunities that will enhance the features and functionality of our existing products, provide new products and technologies to sell to our installed base of customers, acquire additional customers that we can sell our existing products to, or which facilitate entry into adjacent markets. In evaluating these opportunities, we consider, among other strategic objectives, both time to market of the technologies or products to be acquired and potential market share gains. We have completed a number of acquisitions in the past, and we may acquire other technologies, products and companies in the future. In recent years, we have acquired products and solutions with digital asset management, collaborative document management, records management, content publishing, multivariable testing and Website optimization services, eDiscovery services and capital markets vertical market capabilities. The results of operations of these business combinations have been included prospectively from the closing dates of these transactions. Accordingly, our financial results may not be directly comparable to those of the previous periods.

Results of Operations
Revenues
     The following sets forth, for the periods indicated, our revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
License	$24,160	$21,225	14%	$69,510	$61,856	12%
Percentage of total revenues	37%	38%		36%	38%
Support and service	41,705	34,228	22%	120,974	100,927	20%
Percentage of total revenues	63%	62%		64%	62%

	$65,865	$55,453	19%	$190,484	$162,783	17%

     Total revenues increased 19% to $65.9 million for the three months ended September 30, 2008 from $55.5 million for the three months ended September 30, 2007. We believe that the increase in revenues was attributable to higher revenues from license, customer support and consulting services, including subscription revenues, in most of our geographic regions, particularly in the North America and Europe. Sales outside of the United States of America represented 42% and 37% of our total revenues for the three months ended September 30, 2008 and 2007, respectively. Total revenues increased 17% to $190.5 million for the nine months ended September 30, 2008 from $162.8 million for the nine months ended September 30, 2007. We believe that the increase in revenues in the nine months ended September 30, 2008 was attributable to higher revenues from all categories in all of our geographic regions.
     License. License revenues increased 14% to $24.2 million for the three months ended September 30, 2008 from $21.2 million for the three months ended September 30, 2007. License revenues represented 37% and 38% of total revenues for the three months ended September 30, 2008 and 2007, respectively. We believe that the increase in license revenues for the three months ended September 30, 2008 over the same period in 2007 was primarily due to higher information technology spending for content management initiatives particularly from Europe. We had three license transactions exceeding $1.0 million in the three months ended September 30, 2008 and one license transaction greater than $1.0 million in the same period of 2007. Our average selling prices were $250,000 and $195,000 for the three months ended September 30, 2008 and 2007, respectively, for transactions in excess of $50,000 in aggregate license revenues. License revenues increased 12% to $69.5 million for the nine months ended September 30, 2008 from $61.9 million in the same period in 2007. We believe that the increase in license revenues for the nine months ended September 30, 2008 over the prior year was attributable to higher information technology spending for content management initiatives in most of our geographic regions, in particular the United States of America and Europe. License revenues represented 36% and 38% of total revenues for the nine months ended September 30, 2008 and 2007, respectively.
     Support and Service. Support and service revenues increased 22% to $41.7 million for the three months ended September 30, 2008 from $34.2 million for the same period in 2007. The increase in support and service revenues was primarily the result of a $3.9 million increase in consulting revenues primarily due to subscription revenue from our multivariable testing and Website optimization services and eDiscovery services and a $3.7 million increase in customer support revenues from a larger installed base of licensed product, due to both an increase in customers and additional orders from our existing customers. Support and service revenues accounted for 63% and 62% of total revenues for the three months ended September 30, 2008 and 2007, respectively. Support and service revenues increased 20% to $121.0 million for the nine months ended September 30, 2008 from $100.9 million for the same period in 2007. The increase in support and service revenues was primarily the result of a $10.3 million increase in consulting revenues primarily due to subscription revenues from our multivariable testing and Website optimization services and eDiscovery services and a $9.9 million increase in customer support revenues from a larger installed base of licensed product, due to both an increase in customers and additional orders from our existing customers. Support and service revenues accounted for 64% and 62% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. Our support renewal rates have not fluctuated significantly during these periods.
     To the extent that our license revenues decline in the future, our support and service revenues may also decline.  Specifically, a decline in license revenues may result in fewer consulting engagements.  Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a slowing of growth in customer support revenue.  However, since customer support revenues are recognized over the duration of the support contract, the impact will not be experienced for up to several months after a decline in license revenues.  In the future, customer support revenues may also be adversely impacted if customers fail to renew their support agreements or reduce the license software quantity under their support agreements.  Our ability to increase subscription revenues from our multivariable testing and Website optimization services and our eDiscovery services depends on our success in attracting new customers, retaining our existing customers and cross-selling these services to customers that have purchased software licenses from us.
Cost of Revenues
     The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
License	$1,587	$1,859	(15)%	$5,531	$5,905	(6)%
Percentage of total revenues	2%	3%		3%	4%
Percentage of license revenues	7%	9%		8%	10%
Support and service	16,743	13,915	20%	48,255	40,548	19%
Percentage of total revenues	25%	25%		25%	25%
Percentage of support and service revenues	40%	41%		40%	41%

	$18,330	$15,774	16%	$53,786	$46,453	16%

     License. Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, as well as costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 7% and 9% of license revenues for the three months ended September 30, 2008 and 2007, respectively. The decrease in cost of license revenues for the three months ended September 30, 2008 from the same period in 2007 was attributable primarily to a $358,000 decrease in amortization of purchased technology as certain purchased technology has become fully amortized offset by a $102,000 increase in costs of licensing third-party software. Cost of license revenues represented 8% and 10% of license revenues for the nine months ended September 30, 2008 and 2007, respectively. The decrease in cost of license revenues for the nine months ended September 30, 2008 from the same period in 2007 was primarily due to a $954,000 decrease in amortization of purchased technology as certain purchased technology has become fully amortized offset by a $649,000 increase in costs of licensing third-party software. The decrease in cost of license revenue as a percentage of license revenues and total revenue in the three and nine months of September 30, 2008 was primarily due to both the decreases in costs of license revenue noted above, as well as the increase in license revenue and total revenue.
     Based solely on acquisitions completed through September 30, 2008 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be 690,000 for the remaining three months of 2008, $3.9 million in 2009, $5.5 million in 2010, $4.5 million in 2011, $3.2 million in 2012 and $1.5 million for 2013. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded in our software are under fixed-fee arrangements.
     Support and Service. Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and customer support personnel, costs associated with furnishing product updates to customers under active support contracts, hosting costs related to subscription revenue, subcontractor expenses and depreciation of equipment used in our services, customer support operation and amortization of purchased technology associated with business combinations. Cost of support and service revenues increased 20% from $13.9 million to $16.7 million in the three months ended September 30, 2008 from the same period in 2007. The increase in cost of support and service revenues in the three months ended September 30, 2008 from the same period in 2007 was due primarily to a $2.3 million increase in personnel-related costs as a result of increased headcount and salary adjustments effected in July

2008, a $604,000 increase in amortization of purchased technology and hosting costs related to subscription revenue, a $320,000 increase in travel expenses, and a $185,000 increase in stock-based compensation expense offset by a $697,000 decrease in subcontractor fees due to reduced consulting services engagements from customers in the global capital markets industry. Cost of support and service revenues represented 40% and 41% of support and service revenues for the three months ended September 30, 2008 and 2007, respectively. Cost of support and service revenues increased 19% to $48.3 million for the nine months ended September 30, 2008 from $40.5 million for the same period in 2007. The increase in cost of support and service revenues in the nine months ended September 30, 2008 from the same period in 2007 was due primarily to a $6.1 million increase in personnel-related costs as a result of increased headcount over the period and salary adjustments effected in July 2008, a $1.6 million increase in amortization of purchased technology and hosting costs related to subscription revenue, a $667,000 increase in travel costs, a $489,000 increase in stock-based compensation expense offset by a $1.4 million decrease in subcontractor fees due to reduced consulting services engagements from customers in the global capital markets industry. Cost of support and service revenues represented 40% and 41% of support and service revenues in the nine months ended September 30, 2008 and 2007, respectively. The consistency in cost of support and service revenues as a percentage of its related revenues reflects our efforts to manage costs as our support and service revenues have grown. Support and service headcount was 310 and 225 at September 30, 2008 and 2007, respectively.
     We realize lower gross profits on support and service revenues than on license revenues. In addition, we may contract with outside consultants and system integrators to supplement the services we provide to customers and use third parties to host our subscription services, which increases our costs and further reduces gross profits. Further, the acquisitions of Optimost and Discovery Mining increased the amortization of purchased technology recorded as cost of support and service. As a result, if support and service revenues increase as a percentage of total revenues or if we increase our use of third parties to provide such services, our gross profits will be lower and our operating results may be adversely affected.
Operating Expenses
     Sales and Marketing
     The following sets forth, for the periods indicated, our sales and marketing expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Sales and marketing	$22,311	$19,000	17%	$67,018	$59,008	14%
Percentage of total revenues	34%	34%		35%	36%
     Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased 17% to $22.3 million for the three months ended September 30, 2008 from $19.0 million for the three months ended September 30, 2007. The increase in sales and marketing expenses in the three months ended September 30, 2008 from the same period in 2007 was due primarily to a $2.5 million increase in personnel-related cost primarily due to higher sales commissions as a result of higher total revenues and increased headcount, a $663,000 increase in travel expenses, a $353,000 increase in stock-based compensation expense offset by a $307,000 decrease in facilities allocated cost due to sales and marketing personnel headcount representing a lower proportion of total headcount over the lower facilities cost in the third quarter of 2008 than it did in the third quarter of 2007. Sales and marketing expenses increased 14% to $67.0 million for the nine months ended September 30, 2008 from $59.0 million for the same period in 2007. The increase in sales and marketing expenses in the nine months ended September 30, 2008 from the same period in 2007 was due primarily to a $6.2 million increase in personnel-related cost primarily due to higher sales commissions as a result of higher total revenues and increased headcount, a $1.2 million increase in travel expenses and a $1.1 million increase in stock-based compensation offset by a $928,000 decrease in facilities allocated cost due to sales and marketing personnel headcount representing a lower proportion of total headcount over the lower facilities cost in the first three quarters of 2008 than it did in the same period in 2007. Sales and marketing expenses represented 34% as a percentage of total revenues in the three months ended September 30, 2008 and 2007 and represented 35% and 36% as a percentage of total revenues in the nine months ended September 30, 2008 and 2007, respectively. The decrease in sales and marketing expenses as a percentage of total revenues is due to higher total revenues in 2008 as compared to 2007, offset by higher personnel-related cost due to increased headcount. Sales and marketing headcount was 283 and 234 at September 30, 2008 and 2007, respectively.
     We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period.
     Research and Development
     The following sets forth, for the periods indicated, our research and development expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Research and development	$10,513	$9,552	10%	$30,145	$27,928	8%
Percentage of total revenues	16%	17%		16%	17%
     Research and development expense consists of salaries and benefits, payments to third-party contractors, facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expense increased 10% to $10.5 million in the three months ended September 30, 2008 from $9.6 million for the same period in 2007. The increase in the three months ended September 30, 2008 from the same period in 2007 was primarily due to a $1.1 million increase in personnel related costs due to increased headcount over the period and salary adjustments effected in July 2008 and a $280,000 increase in stock-based compensation offset by a $387,000 decrease in facilities allocated cost due to research and development personnel headcount representing a lower proportion of total headcount over the lower facilities cost in the third quarter of 2008 than it did in the third quarter of 2007. Research and development expense increased 8% to $30.1 million for the nine months ended September 30, 2008 from $27.9 million for the same period in 2007. The increase in the nine months ended September 30, 2008 from the same period in 2007 was primarily due to a $2.6 million increase in personnel related costs due to increased headcount over the period and salary adjustments effected in July 2008, a $636,000 increase in stock-based compensation and a $172,000 increase in travel expense offset by a $1.1 million decrease in facilities allocated cost due to research and development personnel headcount representing a lower proportion of total headcount over the lower facilities cost in the first three quarters of 2008 than it did in the same period in 2007. Research and development expense was 16% of total revenues in the three months and nine months ended September 30, 2008 and was 17% for the three and nine months ended September 30, 2007. Research and development headcount was 284 and 230 at September 30, 2008 and 2007, respectively. The increase in headcount was primarily due to staffing of our development operation in Bangalore, India. We expect research and development expenses in 2008 will decline slightly as a percentage of total revenues when compared to 2007 as we continue to manage our expenses and realize greater cost efficiencies in our product development activities.
     General and Administrative
     The following sets forth, for the periods indicated, our general and administrative expense (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
General and administrative	$6,251	$6,812	(8)%	$17,332	$17,742	(2)%
Percentage of total revenues	9%	12%		9%	11%
     General and administrative expenses consist of salaries and related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expenses decreased 8% to $6.3 million for the three months ended September 30, 2008 from $6.8 million for the three months ended September 30, 2007. The decrease in general and administrative expense in the three months ended September 30, 2008 from the same period in 2007 was primarily due to a $1.1 million decrease in legal and accounting service fees related to the Audit Committee review of historical stock option granting practices, offset by a $279,000 increase in personnel-related costs as a result of increased headcount over the period and salary adjustments effected in July 2008 and a $236,000 increase in stock-based compensation expense. General and administrative expenses represented 9% and 12% of total revenues in the three months ended September 30, 2008 and 2007, respectively. General and administrative expenses decreased 2% to $17.3 million for the nine months ended September 30, 2008 from $17.7 million for the same period in 2007. The decrease in general and administrative expense in the nine months ended September 30, 2008 from the same period in 2007 was primarily due to a $2.8 million decrease in legal and accounting service fees related to the Audit Committee review of historical stock option granting practices, offset by a $1.6 million increase in stock-based compensation expense and an $800,000 increase in personnel-related costs as a result of increased headcount over the period and salary adjustments effected in July 2008. General and administrative expenses represented 9% and 11% of total revenues in the nine months ended September 30, 2008 and 2007, respectively. General and administrative headcount was 114 and 102 at September 30, 2008 and 2007, respectively.
     Amortization of Intangible Assets
     The following sets forth, for the periods indicated, our amortization of intangible assets (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Amortization of intangible assets	$734	$814	(10)%	$2,070	$2,470	(16)%
Percentage of total revenues	1%	1%		1%	2%
     Amortization of intangible assets was $734,000 and $814,000 for the three months ended September 30, 2008 and 2007, respectively, and $2.1 million and $2.5 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in the three and nine months ended September 30, 2008 from the same period in 2007 was primarily due to certain intangible assets becoming fully amortized offset by additional amounts of intangible assets acquired in our acquisitions of Optimost in November 2007 and Discovery Mining in August 2008. Based on the intangible assets recorded as of September 30, 2008, we expect amortization of intangible assets classified as operating expenses to be $736,000 in the remaining three months of 2008, $2.8 million in 2009, $3.1 million in 2010, $2.4 million in 2011, $737,000 in 2012, $445,000 in 2013 and $79,000 in 2014.
Interest Income and Other, Net
     The following sets forth, for the periods indicated, our interest income and other (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Interest income	$1,316	$2,341		$4,218	$6,787
Foreign currency loss	(370)	(61)		(731)	(128)
Other	(68)	(81)		(182)	314

Interest income and other, net	$878	$2,199	(60)%	$3,305	$6,973	(53)%

Percentage of total revenues	1%	4%		2%	4%
     Interest income and other is composed of interest earned on our cash and cash equivalents and short-term investments, foreign exchange transaction gains and losses and other income. For the three months ended September 30, 2008, interest income and other decreased 60% to $878,000 from $2.2 million. For the nine months ended September 30, 2008, interest and other income decreased 53% to $3.3 million from $7.0 million in the same period in 2007. This decrease was due primarily to lower interest earned on our cash and cash equivalents and short-term investments as well as a lower average balance of cash and cash equivalents and short-term investments. For the full year, we expect interest income to decline in 2008 from 2007 levels due to these factors.

Provision for Income Taxes
     The following sets forth, for the periods indicated, our provision for income taxes (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008	2007	Change	2008	2007	Change
Provision for income taxes	$849	$1,638	(48)%	$2,086	$3,096	(33)%
Percentage of income before provision for income taxes	10%	29%		9%	19%
     We recorded an income tax provision of $849,000 and $2.1 million for the three and nine months ended September 30, 2008, respectively, and a provision of $1.6 million and $3.1 million for the three and nine months ended September 30, 2007, respectively. The income tax provisions for each of these periods were comprised of foreign income taxes and foreign withholding taxes, and also included a provision for federal alternative minimum and state income taxes.
     The effective tax rate for the three and nine months ended September 30, 2008 was 10% and 9%, respectively, compared with 29% and 19% for the respective periods in 2007. The decrease in the effective rate was primarily due to the release of valuation allowance against deferred tax assets. Additionally, we incur withholding taxes, which are comparable between the two periods and are not determined based on income before income taxes.
     As of September 30, 2008, we have an unrecognized tax benefit of approximately $8.3 million which increased by approximately $5.3 million during the three months ended September  30, 2008 as a result of tax positions taken during the current period. The unrecognized tax benefit is exclusive of accrued interest and penalties. Of these unrecognized tax benefits, $3.5 million would reduce the effective tax rate upon recognition. We reasonably estimate that the unrecognized tax benefit will not change significantly within the next twelve months.
     We continue our practice of recognizing interest and penalties related to income tax matters in income tax expense. We had $92,000 accrued for interest and had no accrued penalties as of September 30, 2008.
     We continue to assess the need for a valuation allowance against the deferred tax assets. Based on our earnings history and projected future taxable income, we determined that it is more likely than not that we will be able to realize a benefit of an additional $342,000 of our deferred tax assets as of September 30, 2008. The release of the valuation allowance in the three months ended September 30, 2008 resulted in reductions to provision for income taxes and goodwill of approximately $275,000 and $67,000, respectively.
     On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, companies can elect to accelerate a portion of their unused alternative minimum tax credit and credit for increased research activities (“R&D credit”) in lieu of the 50-percent “bonus” depreciation enacted in February, 2008. We are currently in the process of analyzing the impact of this new law.
     The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to our projected 2008 California income tax. First, the bill suspends the use of net operating loss carryovers for our calendar years 2008 and 2009. Second, the bill limits the use of R&D credit carryovers to no more than 50% of the tax liability before credits. We estimate that this change in California law will result in an increase to income taxes for calendar year 2008 of approximately $450,000.
     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law. Under this law, the R&D credit was retroactively extended through December 31, 2009 from December 31, 2007. We do not expect to recognize a benefit from this tax law change in 2008 because of our use of net operating loss carryovers combined with our valuation allowance position.

Liquidity and Capital Resources

	September 30,	December 31,
	2008	2007
	(in thousands)
Cash and cash equivalents and short-term investments	$162,867	$157,349
Working capital	$112,774	$106,941
Stockholders’ equity	$390,547	$359,846
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
     A number of non-cash items were charged to expense in the three and nine months ended September 30, 2008 and 2007. These items include depreciation and amortization of property and equipment and intangible assets and stock-based compensation, changes in deferred income taxes and tax benefits from stock option plans. Although these non-cash items may increase or decrease in amount and, therefore, cause an associated increase or decrease in our future operating results, these items will have no corresponding impact on our operating cash flows.
     Cash provided by operating activities for the nine months ended September 30, 2008 was $39.0 million, representing an increase of $11.9 million from the same period in 2007. This increase primarily resulted from our increased net income, after adjusting for non-cash items, and increases in deferred revenue, offset by increases in accounts receivable, prepaid expenses, and decreases in excess facilities charges, accounts payable and accrued liabilities and payments to reduce our restructuring and excess facilities accrual. Payments made to reduce our restructuring and excess facilities obligations totaled $1.3 million in the nine months ended September 30, 2008. Our days sales outstanding in accounts receivable (“days outstanding”) were 62 days and 57 days at September 30, 2008 and December 31, 2007, respectively. Deferred revenues increased primarily due to increased customer support contracts and subscription revenues related to our multivariable testing and Web optimization services and eDiscovery services.
     Cash provided by operating activities for the nine months ended September 30, 2007 was $27.1 million. This amount primarily resulted from our net income, after adjusting for non-cash items, and increases in accounts payable, accrued liabilities and decreases in accounts receivable, offset by increases in prepaid expenses, decreases in deferred revenue and by payments to reduce our restructuring and excess facilities accrual. In the three months ended September, 2007, we received $3.3 million from our landlord as allowance to our cost of leasehold improvements for our headquarters facility. Payments made to reduce our restructuring and excess facilities obligations totaled $4.8 million in the nine months ended September 30, 2007. Our days sales outstanding in accounts receivable was 55 days at September 30, 2007.
     Cash used in investing activities was $39.9 million for the nine months ended September 30, 2008. This cash usage resulted from $33.7 million in cash used to acquire Discovery Mining, net purchases of short-term investments of $3.1 million, comprised of $65.2 million used to purchase investment securities offset by the proceeds of $62.1 million from the maturity of investments; and $3.1 million to purchase property and equipment in the normal course of our business.
     Cash provided by investing activities was $314,000 for the nine months ended September 30, 2007. This resulted from net proceeds of $15.1 million for the maturities of short-term investments less $14.7 million that was used to purchase property and equipment primarily for leasehold improvements to and furniture for our headquarters facility.
     Cash provided from financing activities was $4.4 million and $7.1 million for the nine months ended September 30, 2008 and 2007, respectively, and consists of cash received from the exercise of common stock options.
     At September 30, 2008, we had $71.2 million in cash and cash equivalents and $91.7 million in short-term investments. These amounts have been invested in highly liquid United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds according to our investment policies. At September 30, 2008, our investments in mortgaged-backed securities totaled $43.0 million, all of which were issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. We have classified our investment portfolio as “available-for-sale,” and our investment objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly risking principal. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or if a requirement for cash arises. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity. However, if we sell short-term investment securities prior to maturity, we may suffer losses in principal to the extent these securities that have declined in market value.
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
     We have used cash to acquire businesses and technologies that enhance and expand our product offerings and increase our market share, and we anticipate that we will continue to do so in the future. For example, we used $33.7 million in cash to acquire Discovery Mining in August 2008. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional debt or equity financing to complete future acquisitions. As such, our ability to complete future acquisitions may be subject to conditions in the capital or credit markets. Our financial condition could be harmed to the extent we incur substantial debt or use significant amounts of our cash resources in acquisitions. The issuance of equity securities for any acquisition or equity financing could be substantially dilutive to our existing stockholders.
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
     Bank Borrowings. We had a $7.0 million line of credit available to us at September 30, 2008, which is secured by cash and cash equivalents and short-term investments and is primarily used as collateral for letters of credit required by our facilities leases. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under this line of credit. The line of credit agreement expires in July 2009. There were no outstanding borrowings under this line of credit as of September 30, 2008.
     Facilities. We lease facilities under operating lease agreements that expire at various dates through 2016. As of September 30, 2008, minimum cash payments due under operating lease obligations for our occupied and excess facilities totaled $32.1 million. The following table presents our prospective future lease payments under these agreements as of September 30, 2008, which includes estimated operating expenses offset by estimate of potential sublease income (in thousands):

		Excess Facilities
	Occupied	Minimum Lease	Estimated Sub-	Estimated	Net
Years Ending December 31,	Facilities	Commitments	Lease Income	Costs	Outflows	Total
2008 (remaining three months)	$1,524	$336	$(140)	$92	$288	$1,812
2009	5,829	1,310	(575)	346	1,081	6,910
2010	5,246	1,049	(452)	339	936	6,182
2011	4,926	—	—	—	—	4,926
2012	3,859	—	—	—	—	3,859
Thereafter	7,975	—	—	—	—	7,975

	$29,359	$2,695	$(1,167)	$777	$2,305	$31,664

     Some of our lease agreements contain clauses which require us to restore occupied leased premises to their original shape and condition. We may or may not incur costs to fulfill the obligation in accordance with the terms of our lease agreements.

     The restructuring and excess facilities accrual at September 30, 2008 includes minimum lease payments of $2.7 million and estimated operating expenses of $777,000 offset by estimated sublease income of $1.2 million. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third-party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.
     We had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling approximately $8.3 million as of September 30, 2008. Due to the uncertainties surrounding these the tax matters, we are unable to reasonably estimate when the cash settlement with a taxing authority will occur.
     We have entered into various standby letter of credit agreements associated with our facilities leases, which serve as required security deposits for such facilities. These letters of credit expire at various times through 2016. At September 30, 2008, we had $3.4 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments.
     We currently anticipate that our cash generated from future operations, cash and cash equivalents and short-term investments balances, together with our existing line of credit on September 30, 2008, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. We cannot provide assurance that additional equity or debt financing, if required, will be available on acceptable terms, if at all. Our financial condition could be harmed to the extent we incur substantial debt or use significant amounts of our cash resources in acquisitions. The issuance of equity securities for any acquisition or equity financing could be substantially dilutive to our existing stockholders.
Financial Risk Management
     As we operate in a number of countries around the world, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-United States Dollar-denominated revenues and operating expenses in Europe, Asia Pacific and Canada, which are respectively primarily denominated in Euros, Yen or Canadian dollars.
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
     We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as “available-for-sale” and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) on our condensed consolidated balance sheets. These securities are not leveraged and are held for purposes other than trading.
Off-Balance Sheet Arrangements
     We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of September 30, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.
     We have entered into operating leases for our office facilities in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of September 30, 2008, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2008 and 2016. Rent expense under operating leases were $1.6 million and $4.6 million for the three and nine months ended September 30, 2008, respectively, and $2.0 million and $7.8 million for the three and nine months ended September 30, 2007, respectively. Future minimum lease payments under our operating leases as of September 30, 2008 are detailed above in “Liquidity and Capital Resources.”

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
     The critical accounting estimates associated with these policies are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008. We believe there have been no material changes to our critical accounting policies and estimates during the nine months ended September 30, 2008 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 except we have changed our revenue recognition policy for certain multivariable testing and Web optimization services because vendor specific objective evidence of fair value has been established in the quarter ended June 30, 2008. In addition, in connection with our acquisition of Discovery Mining, Inc. (“Discovery Mining”) in August 2008, the revenue recognition policy was amended to define the procedures for recognition of revenues from eDiscovery services.
     Revenue Recognition. We derive revenues from the license of our software products and from support, consulting and training services.
     We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc), revenue is recognized for delivered elements only where vendor specific objective evidence of fair value exists for all of the undelivered elements. Our specific objective evidence of fair value for support is based on the renewal rate as stated in the agreement, so long as the rate is substantive. Our specific objective evidence of fair value for our other undelivered elements is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of undelivered elements (e.g., support, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP No. 97-2 have been met. For arrangements that include a support renewal rate that we determine is not substantive, all revenue for such arrangement is recognized ratably over the applicable support period. The revenues for arrangements that include certain multivariable testing and Web optimization services and eDiscovery service offerings for which vendor specific objective evidence of fair value have not yet been established are recognized ratably over the longest service period in the arrangement, assuming all other criteria for revenue recognition have been met.
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
     Support and service revenues consist of professional services and support fees. Professional services, other than our subscription services, consist of software installation and integration, business process consulting and training that are, in almost all cases, not essential to the functionality of its software products. Professional services are predominantly billed on a time-and-materials basis and we recognize revenues as the services are performed. If uncertainty exists about our ability to complete the project, our ability to collect the amounts due, or in the case of fixed fee consulting arrangements, our ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved.
     Our multivariable testing and Website optimization applications and our eDiscovery solutions are provided as services that are offered on a subscription basis. We account for our subscription revenues and related professional services revenues following the provisions of SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. We recognize multivariable testing and Website optimization service ratably over the contract term, beginning on the effective date of the contract and upon providing the customer with access to the service. We recognize the revenues associated with the indexing and loading of data, associated with our eDiscovery service, ratably over the longer of the expected life of a project or the contract term, beginning upon providing access to the service. We recognize the revenues associated with the online hosting and related services, associated with our eDiscovery service, as such services are delivered.
     The subscription service contracts include professional services. We recognize professional services provided for in subscription service contracts as subscription revenues because these services are considered to be inseparable from the subscription service, and we have not yet established objective and reliable evidence of fair value for some of the undelivered elements. All elements of these subscription services are recognized as subscription revenue over the contract term.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     During the three months ended September 30, 2008, there was no material change in our quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2007. Reference is made to our disclosures in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Based on their evaluation as of September 30, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Our quarterly and annual operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors impacting these fluctuations are likely to be:
•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the inherent complexity, length and associated unpredictability of our sales cycle;

•	seasonal fluctuations in information technology purchasing;

•	the success or failure of any of our product offerings to meet with customer acceptance;

•	delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	timing of receipt and recognition of large customer orders;

•	changes in competitors’ product offerings;

•	sales force capacity and the influence of resellers and systems integrator partners;

•	our ability to integrate newly acquired products or technologies with our existing products and effectively sell newly acquired or enhanced products; and

•	the level of our sales incentive and commission-related expenses.
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

General economic conditions and significant world events, including the current uncertain global economic conditions, could negatively affect our revenues and results of operations.
     Economic conditions worldwide have from time to time contributed to reduced customer spending on information technology initiatives worldwide, particularly spending on public-facing Web applications, resulting in reduced revenues, longer sales cycles, lower average selling prices, and higher rates of customer deferrals of orders for us. In recent months, financial markets in the United States, Europe and Asia Pacific have experienced extreme disruption including extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. While our total revenues were not materially affected by these conditions during the third quarter of 2008, we cannot predict the duration and severity of these conditions, and our future revenues and results of operations could be materially and adversely affected over the next few quarters to the extent these conditions continue or spread. For example, if the extreme disruption that has been affecting the financial markets persists and has a continuing impact on the global economy as it has to date, our customers in the financial services industry and other industries may reduce spending on information technology initiatives and we could experience longer sales cycles, slower adoption of new technologies and increased price competition, as we experienced with our customers in the global capital markets industry during the first nine months of 2008, and our results of operations could suffer. If general or market-specific economic conditions worsen, the time it takes us to collect accounts receivable could lengthen and some accounts receivable could become uncollectible, and our consolidated financial results could be significantly and adversely affected. In addition, weakness in the end-user market could negatively affect the cash flow of our resellers who could, in turn, delay paying their obligations to us, which would increase our credit risk exposure and cause delays in our recognition of revenue on future sales to these customers and this risk could be exacerbated if credit remains difficult to obtain. Our consolidated financial results could also be significantly and adversely affected by geopolitical concerns and world events, such as wars and terrorist attacks to the extent such concerns continue and similar events occur or are anticipated to occur.
We may not be able to sustain profitability.
     We have incurred operating losses for most of our history and had an accumulated deficit of $385.9 million as of September 30, 2008. We must increase both our license and support and service revenues to sustain profitable operations and positive cash flows. If we are able to maintain profitability and positive cash flows, we cannot assure you that we can sustain or increase profitability or cash flows on a quarterly or annual basis in the future. Failure to achieve such financial performance would likely cause the price of our common stock to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.
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
     Our support and service revenues represented approximately 63% and 62% of total revenues for the three months ended September 30, 2008 and 2007, respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, any reduction in license revenue is likely to result in lower support and service revenues in the future.
     The demand for consulting, training and support services is affected by competition from independent service providers and strategic partners, resellers and other systems integrators with knowledge of our software products. Factors other than price may not be determinative of whether prospective customers of consulting services engage us or alternative service providers. We have experienced increased competition for consulting services engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues and the related gross margin from these revenues may decline. In the three months ended September 30, 2008, our service revenue continued to be impacted by weakness in our global capital markets business, which has been impacted by the global economy and credit crisis. We believe that this weakness will negatively affect our future service revenue.
     For the three months ended September 30, 2008 and 2007, we recognized support revenues of $27.8 million and $24.1 million, respectively. Our support agreements typically have a term of one year and are renewable thereafter for periods generally of one year. Customer support revenues are primarily influenced by the number and size of new support contracts sold in connection with software licenses and the renewal rate of existing support contracts. Customers may elect not to renew their support agreements, renew their support contracts at lower prices or may reduce the license software quantity under their support agreements, thereby reducing our future support revenue.
The timing of large customer orders may have a significant impact on our consolidated financial results from period to period.
     Our ability to achieve our forecasted quarterly earnings is dependent on receiving a significant number of license and service transactions in the mid to high six-figure range or possibly even larger orders. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. We had three and one license transactions exceeding $1.0 million in the three months ended September 30, 2008, and 2007, respectively. Our consolidated financial results are likely to vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Large orders can also significantly impact the percentage of our total revenues derived from outside the United States of America. For example, large orders contributed to our sales outside the United States of America for the three months ended September 30, 2008 representing a higher percentage of our total revenues than is typically the case. Additionally, it is difficult for us to accurately predict the timing of large customer orders. The loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from anticipated levels. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.

Our international operations have a significant impact on our overall operating results.
     We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the three months ended September 30, 2008 and 2007, revenues from our international operations were approximately 42% and 37% of our total revenues, respectively. In addition, for the three months ended September 30, 2008, more than 20% of our operating expenses were attributable to international operations. Sales generated and expenses incurred outside of the United States are denominated in currencies other that the United States Dollar. We anticipate devoting significant resources and management attention to international opportunities and managing our international operations. This subjects us to a number of risks and uncertainties including:
•	foreign currency fluctuations;

•	difficulties in attracting and retaining staff (particularly sales personnel) and managing foreign operations;

•	the expense of foreign operations and compliance with applicable laws;

•	political and economic instability;

•	the expense of localizing our products for sale in various international markets and providing support and services in the local language;

•	reduced protection for our intellectual property rights in some countries;

•	protectionist laws and business practices that favor local competitors;

•	difficulties in the handling of transactions denominated in foreign currency and the risks associated with foreign currency fluctuations;

•	regulation by United States federal and state laws, including the Foreign Corrupt Practices Act, and foreign laws, regulations and policies;

•	changes in multiple tax and regulatory requirements;

•	the effect of longer sales cycles and collection periods or seasonal reductions in business activity; and

•	economic conditions in international markets.
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
     In addition, slowdowns or variances from our expectations of quarterly licensing activities may result in fewer customers, which could result in lower revenues from our software installation and integration, training, consulting services and customer support organizations. Our ability to maintain or increase support and service revenues is highly dependent on our ability to increase the number of enterprises that license our software products and the number of seats licensed by those enterprises.

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
     We also face potential competition from our strategic partners, such as Microsoft Corporation and IBM, or from other companies that may in the future decide to compete in our market, including companies that currently only compete with us for sales to small and medium sized enterprises. Many existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Current and potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. Moreover, as we adapt our business model to target new markets or offer customers solutions that are different from the products we have traditionally offered, such as the software-as-a-service offerings we introduced following our acquisition of Optimost in November 2007 and Discovery Mining in August 2008, the degree to which we face the competitive challenges described above may be higher than has traditionally been the case. To the extent potential customers value experience in addressing such markets or providing the kinds of new solutions we introduce, or such experience or other competitive advantages otherwise enable our competitors to sell and provide solutions more effectively than we can, the benefits we expect to derive from adapting our business model may be delayed or may not materialize.
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
     Currently, we enter into foreign exchange forward contracts to reduce the short-term impact of foreign currency fluctuations on certain foreign currency receivables. Our attempts to hedge against these risks may not be successful, resulting in an adverse impact on our consolidated financial condition and results of operations.
We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.
     In the past, we have acquired companies, products or technologies, such as our recently completed acquisitions of Optimost in November 2007 and Discovery Mining in August 2008, and we are likely to do so in the future. We may not realize the anticipated benefits of this or any other acquisition and each acquisition has numerous risks. These risks include:
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
     At September 30, 2008, we had $71.2 million in cash and cash equivalents and $91.7 million in short-term investments. Our investments in mortgaged-backed securities totaled $43.0 million, all of which were issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. We have invested in highly-liquid United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds according to our investment policies. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be heightened as a result of recent turmoil in the financial and credit markets. Investments in both fixed rate and floating rate interest bearing instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. Additionally, if we sell short-term investment securities prior to maturity, we may suffer losses in principal to the extent these securities that have declined in market value.. These market and interest rate risks associated with our investment portfolio may have a material and adverse effect on our consolidated financial condition, results of operations and liquidity.
Our revenues depend on a small number of products and markets, so our results are vulnerable to shifts in demand.
     For the three months ended September 30, 2008 and 2007, we believe that a significant portion of our total revenue was derived from our Interwoven TeamSite and Interwoven WorkSite products and related services, and we expect this to be the case in future periods. Accordingly, any decline in the demand for these products and related services will have a material and adverse effect on our consolidated financial results.
     We also derive a significant portion of our revenues from a limited number of vertical markets. In particular, our WorkSite product is primarily sold to professional services organizations, such as law firms, accounting firms, consulting firms and corporate legal departments. In addition, we derive a significant amount of our revenues from companies in the financial services industry. In order to sustain and grow our business, we must continue to sell our software products and services into these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could seriously harm our prospects. Further, our reliance on a limited number of vertical markets exposes our operating results to the same macroeconomic risks and changing economic conditions that affect those vertical markets. For example, if the recent turbulence in the financial markets persists as we expect it will, our customers in the financial services industry may reduce spending, as we experienced with our customers in the global capital markets industry during the first nine months of 2008, and our results could suffer.
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
     Traditionally, our content management products have been technically complex and designed to appeal to the information technology professionals within large corporations, who we believe have the most significant impact on whether or not our sales efforts are successful. As we adapt our business model to target new markets or offer customers solutions that are different from the products we have traditionally offered, such as the introduction of several of our segmentation and analytics offerings during 2007 and the software-as-a-service offerings introduced following our acquisitions of Optimost in November 2007 and Discovery Mining in August 2008, our success will depend, in part, on our ability to modify our sales efforts and product design to effectively address new markets and promote our new solutions. For example, with the introduction of the products and services mentioned above, our sales efforts have been increasingly focused on addressing the needs of marketing professionals, who we believe will have the most significant impact on whether or not our sales efforts with respect to those products and services will be successful. As marketing professionals value different kinds of product and service features and characteristics than information technology professionals, we must redesign our product and service offerings to appeal to marketing professionals to succeed in this market. The transition from focusing our sales efforts on information technology professionals to others, such as marketing professionals, will be difficult, and any success our sales teams have had selling to information technology professionals may not translate to their sales efforts with others. If we are unsuccessful in redesigning our products and services or making such transitions, our future revenue could be adversely affected, possibly causing our consolidated operating results to suffer and our stock price to decline.
Because a significant portion of our revenues are influenced by referrals from strategic partners and, in some cases, sold through resellers, our future success depends in part on those partners, but their interests may differ from ours.
     Our direct sales force depends, in part, on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. The percentage of our new license orders from customers that are influenced by or co-sold with our strategic partners and resellers was 81% for the three months ended September 30, 2008. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits and lose our investments in those relationships. In addition, revenues from any strategic partnership, no matter how significant we expect it to be, depend on a number of factors outside our control, are highly uncertain and may vary from period to period. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues.
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
     The market prices of the securities of software companies, including our own, have been extremely volatile and often unrelated to their operating performance. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in the price of our stock may include, among other things:

•	actual or anticipated variations in quarterly operating results, or key balance sheet metrics such as days sales outstanding;

•	changes in financial estimates by us or in financial estimates or recommendations by any securities analysts who cover our stock;

•	operating performance and stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are deemed comparable to us;

•	announcements by us or our competitors of new products or services, technological innovations, significant acquisitions, strategic relationships or divestitures;

•	our failure to realize the expected benefits of acquisitions;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	announcements of negative conclusions about our internal controls;

•	articles in periodicals covering us, our competitors or our markets;

•	reports issued by market research and financial analysts;

•	capital outlays or commitments;

•	additions or departures of key personnel;

•	sector factors including conditions or trends in our industry and the technology arena; and

•	overall stock market factors, such as the price of oil futures, value of financial assets, interest rates and the performance of the economy.
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
     In general, under Section 382 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses to offset future taxable income. Our existing net operating losses and credits may be subject to limitations arising from previous and future ownership changes under Section 382 of the Internal Revenue Code. Net operating losses and credits related to companies that we have acquired or may acquire in the future may be subject to similar limitations or may be limited by the information we have retained following such acquisitions. In addition, the California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008 also suspends the use of net operating loss carryovers for our calendar years 2008 and 2009. For these reasons, we may not be able to fully utilize a portion of the net operating losses and tax credits disclosed in our consolidated financial statements to offset future income. This may result in a substantial increase to income tax expense in future periods.
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
     At September 30, 2008, we had $237.1 million in goodwill and $29.5 million in other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of goodwill on at least an annual basis and the value of long-lived intangible assets when indicators of impairment arise to determine whether the recorded values have been impaired and should be reduced. These indicators include our market capitalization declining below our net book value or if we suffer a sustained decline in our stock price. Changes in the economy, the business in which we operate, a decline in the price of our stock and our own relative performance may result in indicators that our recorded asset values may be impaired. If we determine there has been an impairment of goodwill and other intangible assets, the carrying value of those assets will be written down to fair value, and a charge against operating results will be recorded in the period that the determination is made. Any impairment could have a material impact on our consolidated operating results and financial position, and could harm the trading price of our common stock.

ITEM 6. EXHIBITS

Incorporated by Reference
Filed
Number	Exhibit Title	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger, dated July 23, 2008, by and among Interwoven, Inc., Presidio Acquisition Corp., and Discovery Mining, Inc.*	8-K	7/25/08	2.1

10.1	Resignation Agreement and General Release Of Claims, dated August 20, 2008, between the Registrant and David Nelson-Gal				X

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).				X

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.				X

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.				X

*	Schedules and exhibits have been omitted pursuant to Regulation S-K Item 601(b)(2). Interwoven hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: November 7, 2008

INTERWOVEN, INC. (Registrant)
By:	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer

/s/ John E. Calonico, Jr.
John E. Calonico, Jr.
Senior Vice President and Chief Financial Officer

INTERWOVEN, INC.
EXHIBIT INDEX
EXHIBITS TO FORM 10-Q QUARTERLY REPORT
For the Quarter Ended September 30, 2007

Incorporated by Reference
Filed
Number	Exhibit Title	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger, dated July 23, 2008, by and among Interwoven, Inc., Presidio Acquisition Corp., and Discovery Mining, Inc.*	8-K	7/25/08	2.1

10.1	Resignation Agreement and General Release Of Claims, dated August 20, 2008, between the Registrant and David Nelson-Gal				X

31.01	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).				X

31.02	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).				X

32.01	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350.				X

32.02	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350.				X

*	Schedules and exhibits have been omitted pursuant to Regulation S-K Item 601(b)(2). Interwoven hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.