Form 10-K
period 2008-12-31
INTERWOVEN INC
filed 2009-03-13
CIK 1042431

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $540,327,000 (based on the last reported sale price of $12.01 on June 30, 2008 on The NASDAQ Global Select Market).

The number of shares outstanding of the registrant’s common stock as of March 9, 2009 was approximately 46,942,000.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders to be held June 4, 2009 are incorporated by reference in Part III of this Annual Report on Form 10-K.

INTERWOVEN, INC.

Interwoven, Interwoven & Design, ControlHub, DealConnect, Discovery Cache, DiscoveryMining, DiscoveryMining and Design, DeskSite, EnConnect, EnMonitor, FileSite, iManage, iManage and Design, Intrago, LiveSite, MediaBin, MetaCode, MetaFinder, MetaTagger, OffSite, OpenDeploy, Optimost, Primera, Scrittura, SmartContext, SmartPublisher, Sting, TeamSite, WorkDocs, WorkPortal, WorkRoute, WorkSite, WorkTeam, the respective taglines, logos and service marks are trademarks of Interwoven, Inc., which may be registered in certain jurisdictions. All other trademarks are owned by their respective owners.

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

Overview

Interwoven, Inc. is a provider of content management solutions. Our software and services enables organizations to maximize online business performance and organize, find and govern business content. Our solutions unlock the value of content by delivering the right content to the right person in the right context at the right time. Over 4,700 companies, professional services firms and government entities in 70 countries have chosen Interwoven.

We were incorporated in California in March 1995 and reincorporated in Delaware in October 1999. Our principal office is located at 160 East Tasman Drive, San Jose, California 95134 and our telephone number at that location is (408) 774-2000. We maintain a Web site at www.interwoven.com. We make available free of charge through this Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the Securities and Exchange Commission. Investors can also obtain copies of our filings with the Securities and Exchange Commission from the Securities and Exchange Commission’s Web site at www.sec.gov.

Recent Developments

On January 16, 2009, we announced workforce reductions of approximately 70 positions across all functions. We expect that the workforce reduction will be substantially completed by the end of the first quarter of 2009 and estimate that we will incur pre-tax restructuring charges from the workforce reduction of approximately $1.5 million to $2.0 million.

On January 22, 2009, we entered into a definitive agreement to be acquired by Autonomy Corporation plc. (“Autonomy”) in an all-cash transaction. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, Interwoven will be merged with and into a newly formed, wholly-owned subsidiary of Autonomy, with Interwoven surviving the merger as a wholly-owned subsidiary of Autonomy. Under the definitive agreement, our stockholders would be paid $16.20 in cash, without interest, for each share of Interwoven common stock. For a description of our proposed transaction with Autonomy, please refer to our definitive proxy statement for our Special Meeting of Stockholders that was held on March 11, 2009, which is on file with the Securities and Exchange Commission and is available through the Securities and Exchange Commission’s website at www.sec.gov. For additional information regarding potential risks and uncertainties associated with our proposed transaction with Autonomy, please see Part I, Item 1A, Risk Factors below.

If we consummate the transaction with Autonomy, we will become a wholly-owned subsidiary of Autonomy. Accordingly, the remainder of the discussion in this “Overview” section — which assumes we remain a standalone business — should be read with the understanding that should the transaction be completed, Autonomy will have the power to control the conduct of our business.

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

Interwoven Solutions for the Enterprise

Interwoven helps organizations maximize their online business performance, extend and protect their brands, optimize their marketing investments and provide a consistent and engaging experience across their points of contact with their customers. Our solutions include:

•	Interwoven Web Content Management enables organizations to transform their online presence, protect their brand online, comply with corporate governance standards and improve operational efficiency across Web-based initiatives.

•	Interwoven Composite Application Provisioning standardizes the method by which changes to code, content and configuration are aggregated, synchronized and deployed. This solution increases efficiency and reduces provisioning costs, accelerates application time-to-market and eliminates error-prone manual processes.

•	Interwoven Digital Asset Management centralizes the management of logos, copy, video, images, presentations and other rich media and digital assets and makes them accessible in a secure manner to geographically dispersed teams. This solution is designed to promote consistent communication across organizations, advances global brand control and consistency and accelerate time to market for products and campaigns.

•	Interwoven Targeting and Engagement enables marketing organizations to deliver more compelling and relevant online experiences, target content and offers to high value segments, and optimize the return on customer interactions based on analyzed behavior, resulting in increased conversions, greater competitive differentiation and more interactive dialogues with customers.

•	Interwoven Website Optimization optimizes a wide range of online marketing elements — such as landing pages, registration pages, shopping carts, credit card pages, banner ads, email creatives and Web applications — to encourage online visitors to take a specific action. As a result, this solution helps marketers address one of their biggest challenges: maximizing the return on marketing investments (e.g. search marketing) that drive visitors to websites.

Interwoven Solutions for Professional Services Firms

Many professional services firms — including law firms, accounting firms and management consultants — rely on Interwoven to organize, find and govern large volumes of information, improve their practices, help mitigate regulatory risk, streamline processes and enhance client service. Professional services firms use our solutions to manage the entire client engagement lifecycle, share information securely throughout their business and with clients, enhance worker efficiency, enhance mobile productivity and retain client-related information — including e-mail — in one place. These solutions include:

•	Interwoven Electronic Client File enables firms to protect intellectual capital in a secure, centralized repository, improve productivity, accelerate user adoption with little or no training and provide convenient access.

•	Interwoven Records Management enables organizations to implement effective unified physical and electronic records retention policies and is designed to improve control over storage costs and reduce risk of loss or unauthorized access.

•	Interwoven Enterprise Search and Knowledge Management for Professional Services Firms delivers a highly tailored and comprehensive search solution that spans firm-wide repositories and provides a simple Web interface with rich tools to refine search results for end-users.

•	Interwoven eDiscovery significantly streamlines and simplifies eDiscovery with an on-demand hosted service architected for ease of use, predictable costs and scalability for high volumes of electronically stored information. This service uses an advanced feature set and automated processes to quickly handle high volumes of electronically stored information, present that information in a way that makes it easy to review and assess, and easily produce information in a format that can be exported to litigation support systems or other third parties.

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

Products

Interwoven solutions help facilitate a wide range of customer initiatives, including brand management, document management, collaboration, enterprise portals, intranet and extranet management, global Web Content Management, multivariable testing, Website optimization, content distribution, corporate governance and online self-service. Each component of our software platform is designed to perform a set of functions critical to employing content for our customers’ purposes — from creation at the desktop to sharing, publishing, archiving and disposing of content across an organization. While each component of this platform can provide its set of capabilities to other content repositories, customers can achieve additional benefits when these components operate in an integrated environment. Our platform is developed on a service-oriented software architecture, enabling customers to integrate our products with their existing infrastructures, including Java 2, Microsoft.NET and Linux software environments. Built on open standards with exposed and published interfaces, developers can write applications on top of our technology for integration across their software environment. We offer the following products:

•	Document Management — Interwoven WorkSite provides collaboration and document management capabilities that enable organizations to capture, develop, manage, share, review, approve and archive multiple forms of electronic media. WorkSite is designed to provide quick and intuitive document storing, location and retrieval within an environment that provides rich collaboration and project based context to capture the highest level of organizational knowledge and facilitate team information exchange. With WorkSite, documents, e-mails, voicemail, images, schedules, tasks and calendars are combined within a single project environment that provides a comprehensive set of document handling features, including check-in/check-out, version control, full-text and metadata search and document-level security and permissions.

•	Web Content Management — Interwoven Web Content Management Suite provides the capabilities needed to build, deploy and integrate content management for the enterprise. With Interwoven Web content management, companies can easily and cost effectively create and manage up to hundreds of thousands of Websites. Companies can centralize the control of site architecture, navigation and presentation, distribute site development, deployment and ongoing management to individual business units, and improve the ability of content contributors and editors to add, modify and approve content within the context of individual Web initiatives. Interwoven Web content management provides the foundation and tools for effectively using the Web and all of its complex permutations to increase business value, improve productivity and reduce information technology expenses. The suite is made up of the following products:

•	Interwoven TeamSite provides a content management platform to manage authoring, site design and layout, workflow and approval, archiving and content tagging.

•	Interwoven LiveSite powers dynamic, online content delivery and Web 2.0 capabilities such as blogs, Really Simple Syndication and other social computing functionality.

•	Interwoven MetaTagger automates the tagging of content to increase accessibility and relevance for customers.

•	Interwoven OpenDeploy provides multi-tiered, multi-stage, transaction based deployment and provisioning of content, code and configurations.

•	Interwoven Targeting provides user segmentation, rules creation and management and dynamic, targeted content delivery. These capabilities enable businesses to dynamically deliver content, offers and an overall Web experience targeted to specific visitor segments, whether those segments include anonymous site visitors or known customers.

•	Multivariable Optimization — Interwoven Optimost provides a multivariable testing and Website optimization solution through a software-as-a-service delivery model. By exposing different combinations of content to different visitors and then measuring visitors’ actions, Interwoven Optimost can identify the most compelling combination of content and layout to drive increased online conversions. Interwoven Optimost utilizes advanced multivariable testing and optimization methodologies to simulate thousands of combinations.

•	Digital Asset Management — Interwoven MediaBin helps organizations effectively manage, distribute and publish the thousands of customer-facing digital assets our customers typically use to promote products and brands. MediaBin enables marketing teams to provide their global sales force and business partners with instant, self-service access to current and approved marketing content — including photographs, logos, presentations, audio, video and more. When used in conjunction with Interwoven TeamSite, MediaBin streamlines the usage of rich media content across global Web properties and other channels.

•	Records Management — Interwoven RecordsManager provides for the application and management of retention policy for paper, electronic documents and e-mail in a single solution. Enabling the management of all forms of records, Interwoven RecordsManager aids organizations in controlling records consistently and effectively across offices, media types and systems, reducing the cost of managing records and the risk from inconsistent application of records policies. Interwoven RecordsManager is integrated with WorkSite.

•	eDiscovery — Interwoven Discovery Mining provides an eDiscovery solution on a software-as-a-service model. The service automates critical points of the eDiscovery process including processing, storing, categorizing and production. Advanced features — including concept searching, clustering, e-mail filtering, reporting and analytics — improve productivity and help drive effective case assessment.

•	Enterprise Search and Knowledge Management — Interwoven Universal Search unifies content across multiple internal and external content sources within a single search environment and presents easy to navigate results quickly in a user-friendly Web interface, with enhanced filtering capabilities. Interwoven Universal Search — Professional Services Edition is powered by Vivisimo Velocity, a third party software vendor.

•	E-Mail Management — Interwoven E-Mail Management provides organizations a multiple-path solution to assist in the capture and storage of e-mail within the unified context of a project, engagement or matter file — reducing the burden on e-mail servers and transforming e-mail from an isolated knowledge source into an asset that can be shared across all locations, easily and securely.

•	Content Integration — The Interwoven Content Integration Module provides an integration framework for connecting content-centric business processes and systems. For example, this module enables integration between our products such as Interwoven MetaTagger, Interwoven WorkSite MP and Interwoven TeamSite.

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

Consulting.  We offer strategic consulting and implementation services to our customers for the deployment of our software and the integration of our applications with third-party software. Consulting services revenues also include subscription revenues relating to our multivariable testing and Website optimization services and the eDiscovery solutions. Our professional services team works directly with our customers as well as with our resellers and strategic partners. We have and continue to employ third-party subcontractors to accommodate customer demands in excess of the capacity of our in-house consulting organization. Our consulting services are generally offered on a time and materials basis. Consulting services for multivariable optimization and e-discovery services are offered on a subscription basis.

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

Customers

Our software products and services are marketed and sold to a diverse group of customers in a broad range of industries. Our customers typically include businesses looking to unify people, content and processes to reduce business risk, accelerate time-to-value and/or sustain lower total cost of ownership. We believe that our customers typically consider content management applications to be critical to their success. No single customer accounted for 10% or more of our total revenues in the years ended December 31, 2008, 2007 or 2006. Revenues from customers in the United States of America accounted for 60%, 63% and 64% of our total revenues in the years ended December 31, 2008, 2007 and 2006, respectively. For financial information about our geographic areas see Note 17 of the Notes to Consolidated Financial Statements.

Sales and Marketing

We market and license our software products and services primarily through a direct sales force, and we augment our sales efforts through relationships with technology vendors, professional service firms, systems integrators, digital/interactive marketing agencies and other strategic partners. We have sales offices and maintain operations in Australia, France, Germany, Hong Kong, India, Italy, Japan, the Netherlands, People’s Republic of China, Singapore, South Korea, Spain, Sweden, Taiwan and the United Kingdom and in various locations throughout the United States. Reflecting our commitment to our international initiatives, we have introduced localized versions of our software for several major European and Asia Pacific markets.

We have developed an indirect sales channel by establishing relationships with technology vendors, professional services firms, digital/interactive marketing agencies and systems integrators that recommend and, when appropriate, resell our products. Several of our partners have also built add-on products to extend the functionality of our software. We believe that our business is not substantially dependent on any one technology vendor, professional services firm or system integrator. However, our relationships with these entities on the whole are critical to our success.

Our ability to grow revenue in future periods will depend in large part on how successfully we recruit, train and retain sufficient direct sales, technical and customer support personnel, and our ability to establish and maintain strategic relationships with technology vendors, professional services firms and systems integrators.

Research and Development

Since our inception, we have devoted significant resources to develop our products, solutions and technologies. We believe that our future success will depend, in large part, on our ability to develop new product offerings and enhance and extend the features of our existing products. Our product development organization is responsible for product architecture, core technology, quality assurance, documentation and expanding the ability of our products to operate with leading hardware platforms, operating systems, database management systems and key electronic commerce transaction processing standards. We currently have research and development operations in San Jose, California; Chicago, Illinois; Atlanta, Georgia; and Austin, Texas and in Bangalore, India.

Our research and development expenditures were $40.4 million, $37.4 million and $35.1 million in the years ended December 31, 2008, 2007 and 2006, respectively. All research and development expenditures have been expensed as incurred. We have devoted and expect to continue to devote substantial resources to our research and development activities.

Acquisitions

An acquisition program is an important element of our overall corporate strategy and, over the past several years, we have focused on expanding our product offerings in the content management market through acquisition. In recent years, we have added through acquisition of products and solutions with digital asset management, collaborative document management, records management, content publishing, Website optimization, eDiscovery solutions and capital markets vertical market capabilities. In August 2008 and November 2007, we completed the acquisitions of Discovery Mining, Inc. (“Discovery Mining”) and Optimost LLC (“Optimost”), respectively. For further discussion of our acquisitions, see Note 3 of the Notes to Consolidated Financial Statements. If our proposed transaction with Autonomy is not completed, we may acquire businesses and technologies that enhance and expand our product offerings or increase our market share and we may dispose of businesses and technologies that are no longer strategic in the future.

Competition

The enterprise content management market is rapidly changing and intensely competitive. We have experienced and expect to continue to experience increased competition from current and potential competitors. Our current competitors include:

•	companies addressing needs of the market in which we compete such as EMC Corporation, IBM, Microsoft Corporation, Open Text Corporation, Oracle Corporation and Vignette Corporation;

•	intranet and groupware companies, such as IBM, Microsoft Corporation and Novell, Inc.;

•	open source vendors, such as RedHat, Inc., OpenCms and Mambo; and

•	in-house development efforts by our customers and partners.

We also face potential competition from our strategic partners, such as Microsoft Corporation and IBM, or from other companies that may in the future decide to compete in our market, including companies that currently only compete with us for sales to small and medium sized enterprises. Many of our existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. Moreover, as we adapt our business model to target new markets or offer customers solutions that are different from the products we have traditionally offered, such as the subscription offerings we introduced following our acquisitions of Optimost in November 2007 and Discovery Mining in August 2008, the degree to which we face the competitive challenges described above may be higher than has traditionally been the case. To the extent potential customers value experience in addressing such markets or providing the kinds of new solutions we introduce, or such experience or other competitive advantages otherwise enable our competitors to sell and provide solutions more effectively than we can, the benefits we expect to derive from adapting our business model may be delayed or may not materialize.

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

Intellectual Property and Other Proprietary Rights

Our success depends in part on the development and protection of the proprietary aspects of our technology as well as our ability to operate without infringing on the proprietary rights of others. To protect our technology, rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual restrictions.

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

We currently have 32 issued United States patents and 20 issued foreign patents. These patents have remaining lives ranging from 0.5 to 14 years, with an average remaining life of 7.6 years. We also have applied for 6 other patents in the United States and we have 28 pending foreign patent applications. It is possible that no patents will be issued from our currently pending patent applications and that our existing patents may be found to be invalid or unenforceable, or may be successfully challenged. It is also possible that any patent issued to us may not provide us with competitive advantages or that we may not develop future proprietary products or technologies that are patentable. Additionally, we have not performed a comprehensive analysis of the patents of others that may limit our ability to do business. While our patents are an important element of our success, our business as a whole is not materially dependent on any one patent or on the combination of all of our patents.

We rely on software licensed from third parties, including software that is integrated with internally developed software. These software license agreements expire on various dates from 2011 to 2015 and the majority of these agreements are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If we cannot renew these licenses, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. These types of delays could seriously harm our business. In addition, we would be seriously harmed if the providers from whom we license our software ceased to deliver and support reliable products, enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to us on commercially reasonable terms or at all.

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

Employees

As of December 31, 2008, we had 1,012 employees, including 283 in sales and marketing, 296 in research and development, 322 in support and professional service and 111 in general and administrative functions. Of these employees, 666 were located in North America, 233 were located in the Asia Pacific region and 113 were located in Europe. Our future success depends in part on our ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, other than statutory unions required by law in certain European countries. We have not experienced any work stoppages and consider our relations with our employees to be good. On January 16, 2009, we announced workforce reductions of approximately 70 positions across all functions. We expect that the workforce reductions will be substantially completed by the end of the first quarter of 2009.

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

The announcement of our proposed transaction with Autonomy may impact our revenues and results of operations.

On January 22, 2009, we entered into a definitive agreement to be acquired by Autonomy Corporation plc in an all-cash transaction. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, Interwoven will be merged with and into a newly formed, wholly-owned subsidiary of Autonomy, with Interwoven surviving the merger as a wholly-owned subsidiary of Autonomy. Our announcement of our proposed transaction with Autonomy could cause a material disruption to our business. For example, to the extent that our announcement of the acquisition creates uncertainty among prospects, customers or resellers such that they delay, defer or cancel orders or terminate their respective agreements with us, or uncertainty among persons and organizations contemplating purchases of our products or services such that a significant number delay purchase decisions pending completion of our proposed transaction with Autonomy, our results of operations and quarterly revenues could be negatively affected, which would have an adverse impact on our consolidated operating results and could cause our stock price to decline.

Interwoven’s businesses and operations may also be harmed to the extent that customers and others believe that the combined companies cannot effectively compete in the marketplace without the transaction, or there is employee uncertainty surrounding the future direction of the product and service offerings and strategy of Interwoven on a standalone basis.

The stock prices and business of Interwoven may be adversely affected if our proposed transaction with Autonomy is not completed.

Although we obtained the required approval of our stockholders to proceed with our proposed transaction with Autonomy at our Special Meeting of Stockholders held on March 11, 2009, the completion of the pending transaction remains subject to various closing conditions, including that we must have a specified minimum amount of cash, marketable securities and other eligible investments if the closing of the transaction occurs before April 22, 2009. If our proposed transaction with Autonomy is not completed, we could be subject to a number of risks that may materially and adversely affect our business and stock price, including the diversion of our management’s attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers which, in turn, may affect our revenues and lead to a loss of market position that we might be unable to regain; our stock price may decline to the extent our current stock price reflects a market assumption that the transaction will be completed; under certain circumstances we could be required to pay Autonomy termination fee of up to $25 million; we may experience a negative reaction to any termination of the transaction from our customers, partners or employees which may adversely impact our future results of operations as a standalone entity; and the amount of the costs, fees and expenses and charges related to our proposed transaction with Autonomy and associated legal proceedings.

The effects of the current global economic crisis may impact our business, operating results or financial condition.

Our business may be adversely affected by the ongoing credit crises and deteriorating worldwide economic conditions. The recent global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity in many financial markets, increases in the rates of defaults and volatility in credit, equity and fixed income markets. These economic developments could negatively affect our business, operating results or financial condition in a number of ways. For example, current or potential customers may be unable to fund software purchases, which could cause them to delay, decrease or cancel orders or to not pay us or to delay paying us for previously purchased products and services. We believe these conditions are contributing to slower economic growth in many of our geographic markets, which may cause many of our customers to delay or reduce technology spending. If this happens, our business would be adversely affected in a number of important respects including reduced revenues and reduced cash flows from operations; greater than anticipated uncollectible accounts receivable and increased allowances for doubtful accounts receivable; impairment in the value of our financial and non-financial assets resulting in non-cash impairment charges; and reduced cash inflows and increased restructuring charges to the extent that actual sublease income from excess facilities is lower than currently estimated income. In addition, there could be follow-on effects from this economic crisis, such as the bankruptcy or insolvency of our business partners who recommend, resell and build add-on products to extend the functionality of our software. This could result in reductions in sales of our products, longer sales cycles and slower adoption of our technologies.

Sales cycles for our products are generally long, complex and unpredictable, so it is difficult to forecast our future results.

The length of our sales cycle — the period between initial contact with a prospective customer and the licensing of our software applications — typically ranges from six to twelve months and can be more than twelve months. Customer orders often include the purchase of multiple products. These kinds of orders are complex and difficult to complete because prospective customers generally consider a number of factors over an extended period of time before committing to purchase a suite of products or applications. Prospective customers consider many factors in evaluating our software, and the length of time a customer devotes to evaluation, contract negotiation and budgeting processes vary significantly from company to company. As a result, we spend a great deal of time and resources informing prospective customers about our solutions and services, incurring expenses that will lower our operating margins if no sale occurs. Even if a customer chooses to buy our software products or services, many factors affect the timing of revenue recognition as defined under accounting principles generally accepted in the United States of America, which makes our revenues difficult to forecast. The factors contributing to the variability of our sales cycles include the following:

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

Our quarterly and annual operating results have fluctuated significantly in the past and we expect unpredictable fluctuations in the future. The main factors impacting these fluctuations are likely to be:

•	the discretionary nature of our customers’ purchases and their budget cycles;

•	the inherent complexity, length and associated unpredictability of our sales cycle;

•	seasonal fluctuations in information technology purchasing;

•	the success or failure of any of our product offerings to meet with customer acceptance;

•	delays in recognizing revenue from license transactions;

•	timing of new product releases;

•	timing of receipt and recognition of large customer orders;

•	changes in competitors’ product offerings;

•	sales force capacity and the influence of resellers and systems integrator partners;

•	our ability to integrate newly acquired products or technologies with our existing products and effectively sell newly acquired or enhanced products;

•	the level of our sales incentive and commission-related expenses;

•	risks that our proposed transaction with Autonomy disrupts current plans and operations, and the potential difficulties in employee retention as a result of the announcement or pendency of the proposed transaction;

•	the possibility that our proposed transaction with Autonomy will not be completed for any reason;

•	the effect of the announcement or pendency of the proposed transaction with Autonomy on our customer relationships, operating results and business generally, including any deterioration of our relationships with resellers and strategic partners; and

•	the amount of the costs, fees and expenses and charges related to our proposed transaction with Autonomy and associated legal proceedings, including the possibility that the definitive agreement for our transaction with Autonomy may be terminated under circumstances that require us to pay Autonomy a termination fee of up to $25 million.

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

We have incurred operating losses for most of our history and had an accumulated deficit of $375.2 million as of December 31, 2008. We must increase both our license and support and service revenues to sustain profitable operations and positive cash flows. The pendency of Autonomy’s proposed acquisition of us, as well as general economic conditions, and seasonal trends due to customer buying patterns, could make it more difficult for us to sustain profitable operations and positive cash flows. If we are able to maintain profitability and positive cash flows, we cannot assure you that we can sustain or increase profitability or cash flows on a quarterly or annual basis in the future. Failure to achieve such financial performance would likely cause the price of our common stock to decline. In addition, if revenues decline, resulting in greater operating losses and significant negative cash flows, our business could fail and the price of our common stock would decline.

Support and service revenues have represented a large percentage of our total revenues. Our support and service revenues are vulnerable to reduced demand and increased competition.

Our support and service revenues represented approximately 63%, 62% and 62% of total revenues for the years ended December 31, 2008, 2007 and 2006 respectively. Support and service revenues depend, in part, on our ability to license software products to new and existing customers that generate follow-on consulting, training and support revenues. Thus, any reduction in license revenue is likely to result in lower support and service revenues in the future.

The demand for consulting, training and support services is affected by competition from independent service providers and strategic partners, resellers and other systems integrators with knowledge of our software products. Factors other than price may not be determinative of whether prospective customers of consulting services engage us or alternative service providers. We have experienced increased competition for consulting services engagements, which has resulted in an overall decrease in average billing rates for our consultants and price pressure on our software support products. If our business continues to be affected this way, our support and service revenues and the related gross margin from these revenues may decline. In the year ended December 31, 2008, our service revenue continued to be impacted by weakness in our global capital markets business, which has been impacted by the global economy and credit crisis. We believe that this weakness will negatively affect our future support and service revenue.

For the years ended December 31, 2008, 2007 and 2006, we recognized support revenues of $110.1 million, $95.9 million and $86.6 million, respectively. Our support agreements typically have a term of one year and are renewable thereafter for periods generally of one year. Customer support revenues are primarily influenced by the number and size of new support contracts sold in connection with software licenses and the renewal rate of existing support contracts. Customers may elect not to renew their support agreements, renew their support contracts at lower prices or may reduce the license software quantity under their support agreements, thereby reducing our future support revenue.

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

The market prices of the securities of software companies, including our own, have been extremely volatile and often unrelated to their operating performance. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in the price of our stock may include, among other things:

•	actual or anticipated variations in quarterly operating results, or key balance sheet metrics such as days sales outstanding;

•	changes in financial estimates by us or in financial estimates or recommendations by any securities analysts who cover our stock;

•	operating performance and stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are deemed comparable to us;

•	announcements by us or our competitors of new products or services, technological innovations, significant acquisitions, strategic relationships or divestitures;

•	our failure to realize the expected benefits of acquisitions;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	announcements of negative conclusions about our internal controls;

•	articles in periodicals covering us, our competitors or our markets;

•	reports issued by market research and financial analysts;

•	capital outlays or commitments;

•	additions or departures of key personnel;

•	sector factors including conditions or trends in our industry and the technology arena;

•	overall stock market factors, such as the price of oil futures, value of financial assets, interest rates and the performance of the economy;

•	the occurrence of any event, change or circumstance that could give rise to the ability on the part of Autonomy to terminate the definitive agreement for our proposed transaction with Autonomy;

•	the timing of the closing of our proposed transaction with Autonomy, including any delay caused by our failure to have a specified minimum amount of cash, marketable securities and other eligible investments that would allow us to complete the transaction on or before April 22, 2009;

•	the possibility that our proposed transaction with Autonomy will not be completed for any reason;

•	the effect of the announcement or pendency of our proposed transaction with Autonomy on our customer relationships, operating results and business generally, including any deterioration of our relationships with resellers and strategic partners; and

•	the amount of the costs, fees and expenses and charges related to our proposed transaction with Autonomy and associated legal proceedings.

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

Our ability to achieve our forecasted quarterly earnings is dependent on receiving a significant number of license and service transactions in the mid to high six-figure range or possibly even larger customer orders. From time to time, we receive large customer orders that have a significant impact on our consolidated financial results in the period in which the order is recognized as revenue. We had six, seven and three license transactions in excess of $1.0 million in 2008, 2007 and 2006, respectively. Our consolidated financial results are likely to vary materially from year to year based on the receipt of such orders and their ultimate recognition as revenue. Additionally, it is difficult for us to accurately predict the timing of large customer orders. The loss or delay of an anticipated large order in a given quarterly period could result in a shortfall of revenues from anticipated levels. Any shortfall in revenues from levels anticipated by our stockholders and securities analysts could have a material and adverse impact on the trading price of our common stock.

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

We have established offices in various international locations in Europe and Asia Pacific and we derive a significant portion of our revenues from these international locations. For the years ended December 31, 2008, 2007 and 2006, revenues from our international operations were approximately 40%, 37% and 36% of our total revenues, respectively. In addition, for the year ended December 31, 2008, more than 20% of our operating expenses were attributable to international operations. Sales generated and expenses incurred outside of the United States are denominated in currencies other that the United States Dollar. We anticipate devoting significant resources and management attention to international opportunities and managing our international operations. This subjects us to a number of risks and uncertainties including:

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

Increasing competition could cause us to reduce our prices and result in lower gross margins or loss of market share.

The content management market is rapidly changing and highly competitive. Our current competitors include:

•	companies addressing needs of the market in which we compete such as EMC Corporation, IBM, Microsoft Corporation, Open Text Corporation, Oracle Corporation and Vignette Corporation;

•	intranet and groupware companies, such as IBM, Microsoft Corporation and Novell, Inc.;

•	open source vendors, such as OpenCms, Mambo and RedHat, Inc.; and

•	in-house development efforts by our customers and partners.

We also face potential competition from our strategic partners, such as Microsoft Corporation and IBM, or from other companies that may in the future decide to compete in our market, including companies that currently only compete with us for sales to small- and medium-sized enterprises. Many existing and potential competitors have longer operating histories, greater name recognition and greater financial, technical and marketing resources than we do. Many of these companies can also take advantage of extensive customer bases and adopt aggressive pricing policies to gain market share. Current and potential competitors may bundle their products in a manner that discourages users from purchasing our products or makes their products more appealing. Moreover, as we adapt our business model to target new markets or offer customers solutions that are different from the products we have traditionally offered, such as the subscription offerings we introduced following our acquisitions of Optimost in November 2007 and Discovery Mining in August 2008, the degree to which we face the competitive challenges described above may be higher than has traditionally been the case. To the extent potential customers value experience in addressing such markets or providing the kinds of new solutions we introduce, or such experience or other competitive advantages otherwise enable our competitors to sell and provide solutions more effectively than we can, the benefits we expect to derive from adapting our business model may be delayed or may not materialize.

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

Impairment charges related to our goodwill or long-lived assets could adversely affect our future operating results.

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

At December 31, 2008, we had $236.5 million in goodwill and $28.1 million in other intangible assets, which we believe are recoverable. Generally accepted accounting principles in the United States of America require that we review the value of goodwill and long-lived intangible assets on an annual basis or whenever events occur that may indicate impairment possibly exists. Goodwill is deemed to be impaired if the net book value of an intangible asset exceeds the estimated fair value. The impairment of a long-lived intangible asset other than goodwill is only deemed to have occurred if the sum of the forecasted undiscounted future cash flows related to the asset is less than the carrying value of the intangible asset we are testing for impairment. If the forecasted cash flows are less than the carrying value, then we must write down the carrying value to its estimated fair value. Our estimates of future cash flows included estimated growth rates and assumptions about the extent and duration of the current economic downturn.

Goodwill impairment analysis and measurement is a process that requires significant judgment and the use of significant estimates related to valuation such as discount rates, long term growth rates and the level and timing of future cash flows. As a result, several factors could result in impairment of a material amount of our goodwill balance in future periods, including, but not limited to:

1. A decline in our stock price and resulting market capitalization, if we determine that the decline is sustained and is indicative of a reduction in the fair value of our goodwill below its carrying value.

2. Further weakening of the world-wide economy or failure to meet our internal forecasts could impact our ability to achieve our forecasted levels of cash flows and reduce the estimated fair value of our enterprise and resulting implied fair value of goodwill.

It is not possible at this time to determine if any such future impairment charge would result from these factors, or, if it does, whether such charge would be material. We will continue to review our goodwill and other intangible assets for possible impairment. We cannot be certain that a future downturn in our business, changes in market conditions or a longer-term decline in the quoted market price of our stock will not result in an impairment of goodwill and the recognition of resulting expenses in future periods, which could adversely affect our results of operations for those periods.

We also test our other long-lived intangible assets for impairment and whenever events or changes in circumstances indicate that their carrying amount may be impaired. Failure to achieve our forecasted operating results, due to further weakness in the economic environment or other factors, could result in impairment of our long-lived intangible assets.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

In the past, we have acquired companies, products or technologies, such as our recently completed acquisitions of Optimost in November 2007 and Discovery Mining in August 2008, and we are likely to do so in the future. In the event that the proposed merger with Autonomy is not consummated, we intend to continue to acquire complementary companies, products, technologies and personnel. We may not realize the anticipated benefits of these or any other acquisition and each acquisition has numerous risks. These risks include:

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

At December 31, 2008, we had $138.5 million in cash and cash equivalents and $46.8 million in short-term investments. Our investments in mortgaged-backed securities totaled $16.4 million, all of which were issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank. Our investments in asset-backed securities totaled $1.0 million. We have invested in highly-liquid United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds according to our investment policies. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be heightened as a result of recent turmoil in the financial and credit markets. Investments in both fixed rate and floating rate interest bearing instruments carry a degree of interest rate risk. Fixed rate debt securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. Additionally, if we sell short-term investment securities prior to maturity, we may suffer losses in principal to the extent these securities that have declined in market value. These market and interest rate risks associated with our investment portfolio may have a material and adverse effect on our consolidated financial condition, results of operations and liquidity.

Our revenues depend on a small number of products and markets, so our results are vulnerable to shifts in demand.

For the years ended December 31, 2008, 2007 and 2006, although we do not track our revenue by product, we believe that a significant portion of our total revenue was derived from our Interwoven TeamSite and Interwoven WorkSite products and related services, and we expect this to be the case in future periods. Accordingly, any decline in the demand for these products and related services will have a material and adverse effect on our consolidated financial results.

We also derive a significant portion of our revenues from a limited number of vertical markets. In particular, our WorkSite product is primarily sold to professional services organizations, such as law firms, accounting firms, consulting firms and corporate legal departments. In addition, we derive a portion of our revenues from companies in the financial services industry. In order to sustain and grow our business, we must continue to sell our software products and services into these vertical markets. Shifts in the dynamics of these vertical markets, such as new product introductions by our competitors, could seriously harm our prospects. Further, our reliance on a limited number of vertical markets exposes our operating results to the same macroeconomic risks and changing economic conditions that affect those vertical markets. For example, if the recent turbulence in the financial markets persists as we expect it will, our customers in the financial services industry may reduce spending, as we experienced with our customers in the global capital markets industry during 2008, and our results could suffer.

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

Traditionally, our content management products have been technically complex and designed to appeal to the information technology professionals within large corporations, who we believe have the most significant impact on whether or not our sales efforts are successful. As we adapt our business model to target new markets or offer customers solutions that are different from the products we have traditionally offered, such as the introduction of several of our segmentation and analytics offerings during 2007 and the subscription offerings introduced following our acquisitions of Optimost in November 2007 and Discovery Mining in August 2008, our success will depend, in part, on our ability to modify our sales efforts and product design to effectively address new markets and promote our new solutions. For example, with the introduction of the products and services mentioned above, our sales efforts have been increasingly focused on addressing the needs of marketing professionals, who we believe will have the most significant impact on whether or not our sales efforts with respect to those products and services will be successful. As marketing professionals value different kinds of product and service features and characteristics than information technology professionals, we must redesign our product and service offerings to appeal to marketing professionals to succeed in this market. The transition from focusing our sales efforts on information technology professionals to others, such as marketing professionals, will be difficult, and any success our sales teams have had selling to information technology professionals may not translate to their sales efforts with others. If we are unsuccessful in redesigning our products and services or making such transitions, our future revenue could be adversely affected, possibly causing our consolidated operating results to suffer and our stock price to decline.

Because a significant portion of our revenues are influenced by referrals from strategic partners and, in some cases, sold through resellers, our future success depends in part on those partners, but their interests may differ from ours.

Our direct sales force depends, in part, on strategic partnerships, marketing alliances and resellers to obtain customer leads, referrals and distribution. The percentage of our new license orders from customers that are influenced by or co-sold with our strategic partners and resellers was 65% for the year ended December 31, 2008. If we are unable to maintain our existing strategic relationships or fail to enter into additional strategic relationships, our ability to increase revenues will be harmed, and we could also lose anticipated customer introductions and co-marketing benefits and lose our investments in those relationships. In addition, revenues from any strategic partnership, no matter how significant we expect it to be, depend on a number of factors outside our control, are highly uncertain and may vary from period to period. Our success depends in part on the success of our strategic partners and their ability and willingness to market our products and services successfully. Losing the support of these third parties may limit our ability to compete in existing and potential markets. These third parties are under no obligation to recommend or support our software products and could recommend or give higher priority to the products and services of other companies, including those of one or more of our competitors, or to their own products. Our inability to gain the support of resellers, consulting and systems integrator firms or a shift by these companies toward favoring competing products could negatively affect our software license and support and service revenues. If the proposed merger is not consummated, our business may be adversely affected by the announcement of the proposed merger, as strategic partners may have reduced their business with us pending the closing of the merger or believe that we cannot effectively compete in the marketplace without the transaction.

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

During the pendency of the proposed merger, our employees may experience uncertainty about their future role until or after strategies with regard to the combined company are announced or executed, or there may be employee uncertainty surrounding the future direction of our product and service offerings and strategy on a standalone basis. In addition, a portion of our employees have stock options with exercise prices in excess of the current value of the merger consideration or that will not be assumed in connection with the merger. These circumstances may adversely affect our ability to retain key management, technical, sales, marketing and consulting personnel. We also must continue to motivate our employees and keep them focused on our strategies and goals, which may be particularly difficult due to the potential distractions of the proposed merger.

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

We believe that our existing facilities, which have not been identified as in excess of our current and estimated future needs, are adequate for our current needs. At December 31, 2008, we had accrued $2.0 million for excess facilities.

ITEM 3.	LEGAL PROCEEDINGS

Legal proceedings related to public offerings.

Beginning in 2001, we and certain of our officers and directors and certain investment banking firms were named as defendants in a securities class action lawsuit brought in the Southern District of New York. This case is one of several hundred similar cases that have been consolidated into a single action in that court. The case alleges misstatements and omissions concerning underwriting practices in connection with our public offerings. The plaintiff seeks damages in an unspecified amount. In October 2002, our officers were dismissed without prejudice as defendants in the lawsuit. In February 2003, the District Court denied a motion to dismiss by all parties. Although we believe that the plaintiffs’ claims have no merit, in July 2003, we decided to participate in a proposed settlement to avoid the cost and distraction of continued litigation. A settlement proposal was preliminarily approved by the District Court. However, in December 2006, the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties. In August 2007, plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their allegations. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. In November 2007, defendants in the focus cases filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including Interwoven), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle. As part of this tentative settlement, the Company’s insurance carrier has agreed to assume our entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the District Court. If the tentative settlement is not implemented and the litigation continues against us, we would continue to defend Interwoven vigorously. Any liability we incur in connection with this lawsuit could materially harm its business and financial position and, even if we defend ourselves successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm its results. In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. Bank of America Corp., No. 07-1585, alleging that the underwriters of our initial public offering violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to us of profits in amounts to be proven at trial from the underwriters. In February 2008, Ms. Simmonds filed an amended complaint. The suit names Interwoven as a nominal defendant, contains no claims against us, and seeks no relief from us. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court that we are not required to answer or otherwise respond to the amended complaint. Accordingly, we did not join the motion to dismiss filed by certain issuers. There was a hearing on the motions to dismiss on January 16, 2009. On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice. The deadline for Ms. Simmonds to appeal the court’s dismissal order is April 13, 2009.

Legal proceedings related to the proposed merger

On January 26, 2009, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against us and our directors. The case is captioned City of Roseville Employees’ Retirement System, on behalf of itself and all others similarly situated v. Interwoven, Inc. et al., Case No. 4312- (“City of Roseville action”). On February 10, 2009, the plaintiff in the City of Roseville action filed a motion for preliminary injunction seeking to enjoin the stockholders’ vote and the merger and a motion to expedite the proceedings. On February 5, 2009, a substantially similar putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against us, our directors, Autonomy and Merger Sub. The case is captioned Newman, individually and on behalf of all others similarly situated v. Corey, et al., Case No. 4337- (“Newman action”). Also on February 5, 2009, the plaintiff in the Newman action filed a motion for preliminary injunction seeking to enjoin the stockholders’ vote and the merger and a motion to expedite the proceedings. On February 9, 2009, another substantially similar putative class action lawsuit was filed in the Court of Chancery of the Sate of Delaware against us, our directors, Autonomy and Merger Sub. The case is captioned Stefanache, on behalf of himself and all others similarly situated v. Interwoven, Inc. et al., Case No. 4347- (“Stefanache action”). Also on February 9, 2009, the plaintiff in the Stefanache action filed a motion for preliminary injunction seeking to enjoin the stockholders’ vote and the merger and a motion to expedite the proceedings. On February 12, 2009, another substantially similar putative class action lawsuit was filed in the Court of Chancery of the Sate of Delaware against us, our directors, Autonomy and Merger Sub. The case is captioned Police and Fire Retirement System of the City of Detroit, individually and behalf of all others similarly situated v. Interwoven, Inc. et al., Case No. 4362- (“City of Detroit action”). Each complaint purports to allege that, in connection with approving the merger, our directors breached their fiduciary duties owed to Interwoven stockholders. The complaints further allege that, among other things, our directors engaged in self-dealing, failed to properly value Interwoven, disregarded alleged conflicts of interest, failed to provide certain information in the preliminary proxy statement, and that the merger was the product of a flawed process designed to ensure the sale to Autonomy and subvert the interests of our stockholders. The complaints seek, among other things, certification of the actions as class actions, a declaration that the merger agreement was entered into in violation of the directors’ fiduciary duties, a direction requiring that the directors exercise their fiduciary duties to obtain a transaction that is in the best interests of Interwoven’s stockholders, an injunction precluding consummation of the merger, rescission of the merger or any of the terms thereof to the extent implemented, an award of costs, and other unspecified relief.

On February 24, 2009, the court entered an order consolidating all of those putative class action lawsuits under the heading In re Interwoven, Inc. Shareholders Litigation (Consolidated Civil Action No. 4362-VCL) (the “Shareholders Litigation”), and appointed lead plaintiffs and lead plaintiffs’ counsel. On February 26, 2009, the lead plaintiffs in the Shareholders Litigation filed a consolidated amended class action complaint (the “Amended Complaint”) against the defendants. The Amended Complaint purports to allege claims similar to those in each of the putative class actions previously filed. The Amended Complaint seeks, among other things, injunctive relief, and the plaintiffs have moved forward with the above-described motion for preliminary injunctive relief. The Court scheduled a hearing on plaintiffs’ motion for March 10, 2009.

On March 2, 2009, Interwoven reached an agreement in principle with the lead plaintiffs regarding the settlement of the Shareholders Litigation. In connection with the settlement contemplated by that agreement in principle, the lawsuits and all claims asserted therein will be dismissed and the pending preliminary injunction motion will be withdrawn. As part of the settlement, the defendants deny all allegations of wrongdoing. The terms of the settlement contemplated by that agreement in principle require that Interwoven make certain additional disclosures related to the proposed merger, which were made in the additional soliciting material filed with the Securities and Exchange Commission on March 3, 2009. The parties also agreed that plaintiffs may seek attorneys’ fees and costs up to and including the amount of $375,000, if such fees and costs are approved by the Court. There will be no other payment in connection with the proposed settlement. The agreement in principle further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including Court approval following notice to Interwoven’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the Court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle. If finally approved by the Court, the settlement will resolve all of the claims that were or could have been brought by or on behalf of the proposed settlement class in the actions being settled, including all claims relating to the proposed merger and any disclosure made in connection with the proposed merger.

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

Price Range of Common Stock

Our common stock trades on The NASDAQ Global Select Market under the symbol “IWOV”.

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock for the last eight quarters, all as reported on The NASDAQ Global Select Market. The prices included below have been adjusted to give retroactive effect to all stock splits that have occurred since our inception.

	High	Low

Year ended December 31, 2008:
Fourth quarter	$14.07	$9.67
Third quarter	$16.01	$11.57
Second quarter	$13.78	$10.40
First quarter	$14.67	$10.63
Year ended December 31, 2007:
Fourth quarter	$14.96	$12.05
Third quarter	$15.66	$11.63
Second quarter	$16.93	$13.07
First quarter	$17.30	$14.15

Holders of Record

The approximate number of holders of record of the shares of our common stock was 349 as of February 4, 2009. This number does not include stockholders whose shares are held by other entities. The actual number of our stockholders is greater than the number of holders of record.

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

The following selected consolidated financial data is qualified in its entirety by, and should be read in conjunction with, the consolidated financial statements and the notes thereto, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K to fully understand factors that may affect the comparability of the information presented below. The selected consolidated statements of operations data and consolidated balance sheet data as of and for each of the five years in the period ended, and as of December 31, 2008, have been derived from the audited consolidated financial statements. All share and per share amounts have been adjusted to give retroactive effect to stock splits that have occurred since our inception.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Selected Consolidated Statements of Operations Data:
Total revenues	$260,288	$225,668	$200,319	$175,037	$160,220
Gross profit	$188,258	$162,568	$133,696	$117,518	$108,122
Income (loss) from operations	$31,437	$13,923	$2,316	$(1,860)	$(24,307)
Net income (loss)*	$32,047	$23,678	$6,437	$626	$(23,568)
Basic net income (loss) per common share	$0.70	$0.53	$0.15	$0.01	$(0.58)
Shares used in computing basic net income (loss) per common share	45,805	45,068	42,979	41,751	40,494
Diluted net income (loss) per common share	$0.69	$0.51	$0.15	$0.01	$(0.58)
Shares used in computing diluted net income (loss) per common share	46,783	46,524	43,995	42,390	40,494

*	For the years ended December 31, 2008 and 2007, net income includes the reduction of valuation allowance recorded in prior years for deferred tax assets by $1.5 million and $4.8 million, respectively, based on our assessment of these deferred tax assets are more likely than not to be realized.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$185,227	$157,349	$176,461	$137,199	$133,757
Working capital	$132,490	$106,941	$120,294	$86,009	$85,975
Total assets	$525,848	$468,358	$426,287	$398,606	$393,776
Bank borrowings	$—	$—	$—	$—	$—
Total stockholders’ equity	$407,526	$359,846	$323,960	$298,700	$289,123

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Incorporated in March 1995, we are a provider of content management solutions. Our software and services enable organizations to maximize online business performance and organize, find and govern business content. Our solutions unlock the value of content by delivering the right content to the right person in the right context at the right time. Over 4,700 companies, professional services firms and government entities in 70 countries have chosen Interwoven.

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

Total revenues for 2008 were $260.3 million, up 15% from 2007. We experienced increases in 2008 over 2007 in each revenue category — license and support and service. We believe the increases were attributable to the business-critical nature of our product and service offerings and to a favorable competitive environment, which has allowed us to be successful in displacing the solutions offered by our competitors. While we are striving to continue our business momentum, the challenging global economic and market conditions, combined with the pendency of Autonomy’s proposed acquisition of us, have led to longer sales cycles and could cause deferrals of customer orders and reduced customer spending. Our primary sources of revenue, and the factors affecting them, are discussed below.

We license our software to companies, professional services firms and government entities generally on a non-exclusive and perpetual basis. The growth in software license revenues is affected by the strength of general economic and business conditions, customer budgetary constraints and the competitive position of our software solutions. Software license revenues are also affected by long, unpredictable sales cycles and, as a result, license revenues are difficult to forecast from period to period. While our consolidated results of operations have shown improvement in recent periods, the challenging global economic and market conditions, coupled with the typical challenges associated with the sales environment for content management products and services, could cause our revenue to decline in future periods.

Customer support revenues are primarily influenced by the number and size of new support contracts sold in connection with software licenses and the renewal rate of existing support contracts. Our support contracts entitle our customers to unspecified product upgrades and technical support during the support period, which is typically one year.

Service revenues consist of software installation and integration, training, business process consulting and software products sold on a subscription basis. Other than our sales of software on a subscription basis, service revenues tend to lag software license revenues since consulting services, if purchased at all, are typically performed after the purchase of new software licenses or in connection with software upgrades. Professional services are predominately billed on a time-and-materials basis and we recognize revenues when the services are performed. For the years ended December 31, 2008 and 2007, professional services revenues also include subscription revenues from our multivariable testing and Web optimization service, which we acquired through our acquisition of Optimost, and revenues from our eDiscovery service, which we acquired through our acquisition of Discovery Mining in August, 2008. Professional services revenues are influenced primarily by the number of professional services engagements sold in connection with software license sales and the customers’ use of third party services providers. The growth in our services revenues is also affected by the strength of general economic and business conditions, customer budgetary constraints and the competitive position of our software solutions.

Because our products are complex and involve a consultative sales model, our strategy is to market and sell our products and services primarily through a direct sales force. We look to augment those efforts through relationships with technology vendors, professional services firms, systems integrators, digital/interactive marketing agencies and other strategic partners, which assist our direct sales force in obtaining customer leads and referrals. The percentage of our new customer license orders that are influenced by or co-sold with our strategic partners and resellers was 65% for the year ended December 31, 2008. In general, these strategic partners and resellers perform the installation and integration, consulting and other services for the enterprises to which they resell our products, and we are not engaged by their customers for these services.

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

In the rapidly changing and increasingly complex and competitive information technology environment, we believe product differentiation will be a key to market leadership. Thus, our strategy is to continually work to enhance and extend the features and functionality of our existing products and develop new and innovative solutions for our customers. We have in the past and expect to continue to devote substantial resources to our research and development activities and as a result our research and development expenses have continued to increase in absolute dollars each year. We recorded research and development expenses in 2008 of $40.4 million, as compared $37.4 million in 2007 and $35.1 million in 2006. As a percentage of total revenues, research and development expenses were 16%, 17% and 18% in 2008, 2007 and 2006, respectively.

We recorded income from operations in 2008 of $31.4 million, as compared $13.9 million in 2007 and $2.3 million in 2006. We are focused on improving our operating margins by increasing our revenues and managing our expenses through improved productivity and utilization of economies of scale. As a significant portion of our expenses are employee-related, we manage our headcount from period to period. We had 1,012 employees worldwide at December 31, 2008 versus 888 employees at December 31, 2007 and 774 at December 31, 2006. The increase in headcount from 2007 to 2008 was due primarily to the employees we hired as part of the acquisitions of Discovery Mining and staffing of our development operation in Bangalore, India. We also look to improve our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. Additionally, we pay close attention to other costs, including facilities and related expense, professional fees and promotional expenses, which are each significant components of our cost structure. As discussed below, in January 2009, we announced a workforce reduction of approximately 70 positions across all functions.

Our acquisition strategy is an important element of our overall business strategy. We seek to identify acquisition opportunities that will enhance the features and functionality of our existing products, add new products and technologies to sell to our existing customers, provide additional customers that we can sell our current products to, or which facilitate entry into adjacent markets. In evaluating these opportunities, we consider, among other strategic objectives, both time to market of the technologies or products to be acquired and potential market share gains. We have completed a number of acquisitions in the past, and we may acquire other technologies, products and companies in the future. In recent years, we have acquired products and solutions with digital asset management, collaborative document management, records management, content publishing, multivariable testing and Website optimization services, eDiscovery services and capital markets vertical market capabilities. The results of operations of these business combinations have been included prospectively from the closing dates of these transactions. Accordingly, our financial results may not be directly comparable to those of the previous periods.

Recent Developments

In January 2009, we announced workforce reductions of approximately 70 positions across all functions. We expect that the workforce reduction will be substantially completed by the end of the first quarter of 2009 and estimate that we will incur pre-tax restructuring charges from the workforce reduction of approximately $1.5 million to $2.0 million.

In January 2009, we entered into a definitive agreement to be acquired by Autonomy in an all-cash transaction. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, Interwoven will be merged with and into a newly formed, wholly-owned subsidiary of Autonomy, with Interwoven surviving the merger as a wholly-owned subsidiary of Autonomy. Under the definitive agreement, our stockholders would be paid $16.20 in cash, without interest, for each share of Interwoven common stock. For a description of the proposed merger, please refer to the definitive proxy statement for the Special Meeting of Stockholders that was held on March 11, 2009, which is on file with the Securities and Exchange Commission and is available through the

Securities and Exchange Commission’s website at www.sec.gov. The completion of the pending merger remains subject to various closing conditions, including that we must have a specified minimum amount of cash, marketable securities and other eligible investments if the closing of the merger occurs before April 22, 2009. For additional information regarding potential risks and uncertainties associated with the proposed merger, please see Part I, Item 1A, Risk Factors above.

Results of Operations

Revenues

	Years Ended December 31,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
	(In thousands, except percentages)

License	$96,027	$86,788	$75,678	11%	15%
Percentage of total revenues	37%	38%	38%
Support and service	164,261	138,880	124,641	18%	11%
Percentage of total revenues	63%	62%	62%

	$260,288	$225,668	$200,319	15%	13%

Revenues

Total revenues increased 15% from $225.7 million in 2007 to $260.3 million in 2008. We believe that the increase in revenues was attributable to higher revenues from license, customer support and consulting services, including subscription revenues, in most of our geographic regions, particularly in the North America and Europe. Total revenues increased 13% from $200.3 million in 2006 to $225.7 million in 2007. We believe that the increase in total revenues was attributable to higher customer spending on content management initiatives in all our geographic regions. Sales outside of the United States of America represented 40%, 37% and 36% of our total revenues in 2008, 2007 and 2006, respectively.

License.  License revenues increased 11% from $86.8 million in 2007 to $96.0 million in 2008. We believe that the increase in license revenues in 2008 over 2007 was primarily due to higher information technology spending for content management initiatives particularly in Europe. License revenues increased 15% from $75.7 million in 2006 to $86.8 million in 2007. We believe that the increase in license revenues for 2007 over 2006 was primarily due to higher license revenues from sales in all of our geographic regions and larger transaction sizes. Our average license transaction size for sales in excess of $50,000 was $209,000, $206,000 and $172,000 in 2008, 2007 and 2006, respectively. In 2008, 2007 and 2006, we had six, seven and three individual license transaction of $1.0 million or greater. License revenues represented 37%, 38% and 38% of total revenues in 2008, 2007 and 2006, respectively. For factors that could impact our future revenues, see Part I, Item 1A. “Risk Factors” above.

Support and Service.  Support and service revenues increased 18% from $138.9 million in 2007 to $164.3 million in 2008. The increase in support and service revenues was primarily due to an increase of $14.2 million in customer support revenues from a larger installed base of customers purchasing support contracts and a $12.9 million increase in consulting revenues, mainly from subscription revenue derived from acquisitions of Discovery Mining and Optimost. Support and service revenues increased 11% from $124.6 million in 2006 to $138.9 million in 2007. This increase was primarily due to higher support revenue from our larger installed base of new and existing customers purchasing support contracts and higher consulting revenues primarily related to increased sales of software licenses and subscriptions related to Optimost, which was acquired in November 2007. Support and service revenues accounted for 63%, 62% and 62% of total revenues in 2008, 2007 and 2006, respectively.

To the extent that our license revenues decline in the future, our support and service revenues may also decline. Specifically, a decline in license revenues may result in fewer consulting engagements. Additionally, since customer support contracts are generally sold with each license transaction, a decline in license revenues may also result in a slowing of growth in customer support revenue. However, since customer support revenues are recognized over the duration of the support contract, the impact will not be experienced for up to several months after a decline in license revenues. In the future, customer support revenues may also be adversely impacted if customers fail to renew their support agreements or reduce the license software quantity under their support agreements. Our ability to increase or maintain subscription revenues from our Website optimization and eDiscovery services depends on our success in attracting new customers, retaining our existing customers and cross-selling these services to customers that have licensed our software.

Cost of Revenues

	Years Ended December 31,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
	(In thousands, except percentages)

Cost of license revenues	$7,415	$7,886	$16,367	(6)%	(52)%
Percentage of license revenues	8%	9%	22%
Percentage of total revenues	3%	3%	8%
Cost of support and service revenues	64,615	55,214	50,256	17%	10%
Percentage of support and service revenues	39%	40%	40%
Percentage of total revenues	25%	24%	25%

	$72,030	$63,100	$66,623	14%	(5)%

License.  Cost of license revenues includes expenses incurred to manufacture, package and distribute our software products and documentation, costs of licensing third-party software embedded in or sold with our software products and amortization of purchased technology associated with business combinations. Cost of license revenues represented 8%, 9% and 22% of total license revenues in 2008, 2007 and 2006, respectively. The decrease in cost of license revenues for 2008 from 2007 was attributable primarily to a $1.6 million decrease in amortization of purchased technology as certain purchased technology has become fully amortized offset by a $1.1 million increase in costs of licensing third-party software. The decrease in cost of license revenues in absolute dollars and as a percentage of total revenues from 2006 to 2007 was primarily due to an $8.8 million decrease in amortization of certain purchased technology which had become fully amortized in November 2006, offset by a $232,000 increase in costs of licensing third-party software and a $104,000 increase in packaging expense.

Based solely on acquisitions completed through December 31, 2008 and assuming no impairments, we expect the amortization of purchased technology classified as a cost of license revenues to be $3.9 million in 2009, $5.5 million in 2010, $4.5 million in 2011, $3.2 million in 2012 and $1.5 million in 2013. We expect cost of license revenues as a percentage of license revenues to vary from period to period depending on the mix of software products sold, the extent to which third-party software products are bundled with our products and the amount of overall license revenues, as many of the third-party software products embedded in our software are under fixed-fee arrangements.

Support and Service.  Cost of support and service revenues consists of salary and personnel-related expenses for our consulting, training and support personnel, costs associated with delivering product updates to customers under active support contracts, subcontractor expenses, facilities costs and depreciation of equipment used in our consulting, training and customer support operation. Cost of support and service revenues increased $9.4 million, or 17%, to $64.6 million in 2008 from $55.2 million for the same period in 2007. The increase in cost of support and service revenues in 2008 from the same period in 2007 was due primarily to a $7.6 million increase in personnel-related costs as a result of increased headcount over the period and salary adjustments, a $2.2 million increase in amortization of purchased technology and hosting costs related to subscription revenue, a $636,000 increase in travel costs, a $661,000 increase in stock-based compensation expense and a $431,000 increase in facilities costs. These costs were offset by a $2.4 million decrease in subcontractor fees primarily due to reduced consulting services engagements from customers in the global capital markets industry. Cost of support and services revenues increased $5.0 million or 10% to $55.2 million in 2007 from $50.3 million in 2006. The increase in cost of support and services revenues was primarily due to higher personnel costs of $2.9 million related to increased headcount and salary increases, higher outside consulting costs of $1.2 million and higher travel expenses of $430,000. Cost of support and service revenues represented 39%, 40% and 40% of support and service revenues in 2008, 2007 and 2006, respectively. Support and service headcount was 322, 276 and 215 at December 31, 2008, 2007 and 2006, respectively. The headcount increase from 2006 to 2007 was due in part to employees hired from Optimost while the increase from 2007 to 2008 was due to staffing in India and employees hired in the acquisition of Discovery Mining, and to support our revenue growth and reduce our dependency on contract labor.

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

Operating Expenses

Sales and Marketing

	Years Ended December 31,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
	(In thousands, except percentages)

Sales and marketing	$89,943	$83,201	$77,114	8%	8%
Percentage of total revenues	35%	37%	39%

Sales and marketing expenses consist of salaries, commissions, benefits and related costs for sales and marketing personnel, facilities costs, travel and marketing programs, including customer conferences, promotional materials, trade shows and advertising. Sales and marketing expenses increased $6.7 million, or 8%, to $89.9 million for 2008 from $83.2 million for the same period in 2007. The increase in sales and marketing expenses in 2008 from 2007 was due primarily to a $3.8 million increase in personnel-related cost associated with increased headcount and salary adjustments, a $1.3 million increase in travel expenses, a $1.7 million increase in stock-based compensation, a $484,000 increase in marketing programs and a $277,000 increase in consulting expense offset by a $802,000 decrease in facilities cost. Sales and marketing expenses increased $6.1 million, or 8%, from $77.1 million in 2006 to $83.2 million in 2007. This increase was primarily due to $4.2 million increase in personnel-related costs related to increased headcount and salary increases, $1.7 million in increased in marketing program expense and $605,000 in increased stock-based compensation expense, offset by $739,000 in decreased outside consulting costs. As a percentage of total revenues, sales and marketing expenses represented 35%, 37% and 39% in 2008, 2007 and 2006, respectively. The decreases in sales and marketing expense as a percentage of total revenues from 2007 to 2008 and from 2006 to 2007 were due primarily to cost control efforts and higher productivity within our sales organization. Sales and marketing headcount was 283, 261 and 234 at December 31, 2008, 2007 and 2006, respectively. The headcount increase from 2007 to 2008 was primarily due to employees hired in the acquisition of Discovery Mining and the increase from 2006 to 2007 was primarily due to employees hired from Optimost and an increase in marketing personnel.

We expect that the percentage of total revenues represented by sales and marketing expenses will fluctuate from period to period due to the timing of hiring of new sales and marketing personnel, our spending on marketing programs and the level of revenues, in particular license revenues, in each period. We are endeavoring to control and reduce, our sales and marketing costs in absolute dollars in view of current economic conditions. We anticipate that with evidence of a sustained recovery of the global economy, we would review spending in sales and marketing to expand our customer base and increase brand awareness.

Research and Development

	Years Ended December 31,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
	(In thousands, except percentages)

Research and development	$40,378	$37,447	$35,069	8%	7%
Percentage of total revenues	16%	17%	18%

Research and development expenses consist of salaries and benefits, third-party contractor costs and facilities and related overhead costs associated with our product development and quality assurance activities. Research and development expense increased $3.0 million, or 8%, to $40.4 million for 2008 from $37.4 million for the same period in 2007. The increase in 2008 from the same period in 2007 was primarily due to a $3.3 million increase in personnel related costs due to increased headcount over the period and salary adjustments, a $870,000 increase in stock-based compensation and a $135,000 increase in travel expense offset by a $1.2 million decrease in facilities costs and a $540,000 decrease in outside consultants. Research and development expenses increased $2.4 million, or 7%, from $35.1 million in 2006 to $37.4 million in 2007. This increase was primarily due to an increase of $878,000 in third-party contractor costs, higher personnel costs of $868,000 because of increased headcount and salary increases, an increase of $500,000 in facilities costs and an increase of $131,000 in travel expenses. Research and development headcount was 296, 243 and 232 at December 31, 2008, 2007 and 2006, respectively. The increase in research and development headcount from 2007 to 2008 and from 2006 to 2007 was primarily due to staffing in our Bangalore, India operations.

General and Administrative

	Years Ended December 31,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
	(In thousands, except percentages)

General and administrative	$23,656	$24,620	$16,787	(4)%	47%
Percentage of total revenues	9%	11%	8%

General and administrative expenses consist of salaries and personnel-related costs for general corporate functions including finance, accounting, human resources, legal and information technology. General and administrative expenses decreased $1.0 million, or 4%, to $23.7 million for 2008 from $24.6 million for the same period in 2007. The decrease in general and administrative expense in 2008 from the same period in 2007 was primarily due to a decrease of $3.5 million legal and accounting service fees mainly as a result of the completion of our voluntary review of historical stock option granting practices and related restatement in 2007 offset by a $1.8 million increase in stock-based compensation expense and a $768,000 increase in personnel-related costs as a result of increased headcount over the period and salary adjustments. General and administrative expenses increased $7.8 million or 47%, from $16.8 million in 2006 to $24.6 million in 2007. In 2007, we incurred $6.6 million in accounting and legal expenses relating to the review of historical stock option granting practices and related restatement. We also incurred additional rent expense of $758,000 associated with our new corporate headquarters while we were in the process of completing tenant improvements prior to occupying the facilities in July 2007. The increase in general and administrative expenses in 2007 was also due to a $2.2 million increase in personnel-related costs related primarily to increased headcount, including the hiring of our new Chief Executive Officer in April 2007, and salary adjustments for the majority of our administrative employees. As a percentage of total revenues, general and administrative expense was 9%, 11% and 8% in 2008, 2007 and 2006, respectively. General and administrative headcount was 111, 108 and 93 at December 31, 2008, 2007 and 2006, respectively.

Amortization of Intangible Assets

	Years Ended December 31,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
	(In thousands, except percentages)

Amortization of intangible assets	$2,806	$3,229	$3,312	(13)%	(3)%
Percentage of total revenues	1%	1%	2%

Amortization of intangible assets consists of amortization expense primarily related to customer lists acquired, non-compete agreements and trade names recorded in our business combinations. The decrease in amortization of intangible assets from 2007 to 2008 and 2006 to 2007 were primarily due to certain intangible assets becoming fully amortized offset by additional amounts of intangible assets acquired in our acquisitions of Optimost in November 2007 and Discovery Mining in August 2008. Based on the intangible assets recorded as of December 31, 2008, we expect amortization of intangible assets classified as operating expenses to be $2.8 million in 2009, $3.1 million in 2010, $2.4 million in 2011, $737,000 in 2012, $445,000 in 2013 and $79,000 in 2014. We may incur additional amortization expense exceeding these expected future levels to the extent we make any future acquisitions.

Restructuring and Excess Facilities Charges (Recoveries)

	Years Ended December 31,						Percentage Change
	2008		2007		2006		2007 to 2008		2006 to 2007
	(In thousands, except percentages)

Restructuring and excess facilities charges (recoveries)	$38		$148		$(902)			*%		*%
Percentage of total revenues		*%		*%		*%

*	Percentage is not meaningful

In 2008, we revised our estimate related to the excess facilities accrual and recorded an additional $38,000 expense.

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

Interest Income and Other, Net

	Years Ended December 31,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
	(In thousands, except percentages)

Interest income and other, net	$4,013	$9,270	$6,324	(57)%	47%
Percentage of total revenues	2%	4%	3%

Interest income and other is primarily composed of interest earned on our cash and cash equivalents and investments and foreign currency exchange gains and losses. Interest income and other was $4.0 million, $9.3 million and $6.3 million in 2008, 2007 and 2006, respectively. Interest income and other decreased $5.3 million, or 57%, from 2007 to 2008 and increased $2.9 million, or 47%, from 2006 to 2007. This decrease in 2008 was due primarily to a $3.7 million reduction in interest income earned on our cash and cash equivalents and short-term investments due to declining interest rates, a $1.0 million foreign currency exchange loss and a one-time

$472,000 escrow settlement recognized in 2007. The increase in 2007 was primarily due to higher average interest rates on our cash and investments, a higher average balance of cash and investments and $472,000 resulting from settlement of amounts held in escrow associated with our acquisition of Scrittura, Inc. (“Scrittura”). Also included in interest income and other was realized foreign currency exchange gains (losses) of ($1.0) million, $147,000 and $132,000 in 2008, 2007 and 2006, respectively.

Provision (Benefit) for Income Taxes

	Years Ended December 31,				Percentage Change
	2008	2007		2006	2007 to 2008		2006 to 2007
	(In thousands, except percentages)

Provision (benefit) for income taxes	$3,403	$(485)		$2,203		*%		*%
Percentage of total revenues	1%		*%	1%

*	Percentage is not meaningful

The provision (benefit) for income taxes recorded in 2008, 2007 and 2006 were comprised primarily of foreign income and withholding taxes, a provision for federal alternative minimum tax and state income taxes offset in 2008 and 2007 by a reduction in valuation allowance for deferred tax assets. The effective tax rate in 2008, 2007 and 2006 was 10%, (2)% and 25%, respectively. The change in the effective rate from 2007 to 2008 and from 2006 to 2007 were primarily due to the impact of income taxes on increased pre-tax income and, in the case of the change from 2006 to 2007, a release of valuation allowance against deferred tax assets in 2007.

During 2008 and 2007, we reduced our valuation allowance recorded in prior years for deferred tax assets and benefitted the provision for income taxes by $1.5 million and $4.8 million based on our assessment that it is more likely than not that we will realize these deferred tax assets. Our conclusion was reached after an assessment of all of the relevant factors, as defined in Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, impacting our ability to realize the benefit associated with our deferred tax assets. Factors or evidence we considered included the impacts of the limitations imposed by Sections 382 and 383 of the Internal Revenue Code relating to cumulative ownership changes on the use of net operating loss and credit carryforwards. As a result of the valuation allowance release, we recorded a United States deferred tax benefit of $1.5 million in 2008 and $4.8 million in 2007. We also recorded a reduction in goodwill of $284,000 and $3.6 million in 2008 and 2007. The reduction in goodwill was required in accordance with SFAS No. 109 as a result of the reversal of valuation allowance that had been previously recorded against deferred tax assets acquired in connection with the acquisitions of iManage, Inc. and Scrittura.

Upon the adoption of SFAS No. 123R, Share-Based Payment, we elected to use the short form method to calculate the tax effects of stock-based compensation. Under the short form method, we use the cumulative effect of award grants to establish a hypothetical additional paid-in capital pool related to the tax effects of the employee stock-based compensation “as if” we had adopted the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, since its effective date on January 1, 1995.

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

Liquidity and Capital Resources

	December 31,			Percentage Change
	2008	2007	2006	2007 to 2008	2006 to 2007
	(In thousands, except percentages)

Cash and cash equivalents and short-term investments	$185,227	$157,349	$176,461	18%	(11)%
Working capital	$132,490	$106,941	$120,294	24%	(12)%
Stockholders’ equity	$407,526	$359,846	$323,960	13%	11%

Our primary sources of cash are the collection of accounts receivable from customers, proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as marketing programs, travel, professional fees and facilities and related costs. We also use cash to purchase property and equipment, pay liabilities for excess facilities and to license and acquire businesses and technologies to expand our product offerings.

A number of non-cash items were charged to expense in 2008, 2007 and 2006. These items include depreciation and amortization of property and equipment, intangible assets, stock-based compensation, deferred income taxes and tax benefits from stock option plans. Although these non-cash items may increase or decrease in amount and therefore cause an associated increase or decrease in our operating results, these items will have no corresponding impact on our operating cash flows.

Cash provided by operating activities in 2008 was $59.1 million, representing an increase of $20.8 million from the same period in 2007. This increase primarily resulted from higher net income, after adjusting for non-cash items, and increases in deferred revenue, offset by increases in accounts receivable and prepaid expenses, and decreases in excess facilities accrual, accounts payable and accrued liabilities. Payments made to reduce our restructuring and excess facilities obligations totaled $1.7 million in 2008. Our days sales outstanding in accounts receivable (“days outstanding”) were 55 and 57 days at December 31, 2008 and December 31, 2007, respectively. Deferred revenues increased primarily due to increased customer support contracts and subscription revenues related to our Web optimization and eDiscovery services.

Cash provided by operating activities in 2007 was $38.4 million, representing an improvement of $9.9 million from 2006. This change was primarily the result of improved operating results, after adjusting for non-cash expense, increases in accrued liabilities and deferred revenues offset by an increase in accounts receivable and other assets and payments to reduce the restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $5.2 million. Our days outstanding in accounts receivable (“days outstanding”) were 57 days and 59 days at December 31, 2007 and 2006, respectively. Deferred revenues increased primarily due to increased sales of customer support contracts and subscription revenues relating to products acquired in our November 2007 acquisition of Optimost.

Cash provided by operating activities in 2006 was $28.5 million. This was primarily the result of net income after adjusting for non-cash expense, increases in accrued liabilities and deferred revenues offset by an increase in accounts receivable and other assets and payments to reduce the restructuring and excess facilities accrual. Payments made to reduce our excess facilities obligations totaled $8.3 million. Deferred revenues increased primarily due to increased sales of customer support contracts.

Cash provided by investing activities in 2008 was $4.2 million. This amount reflects a $42.1 million increase in net investment maturities, comprised of $117.3 million in investment security proceeds offset by $75.2 million used to purchase investment securities, partially offset by $33.7 million in cash used to acquire Discovery Mining and $4.2 million used to purchase property and equipment.

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

Cash provided by financing activities was $8.0 million, $7.5 million and $15.0 million in 2008, 2007 and 2006, respectively. Cash provided by financing activities consisted of excess tax benefits from stock option plans and proceeds received from the exercise of common stock options and shares issued under our employee stock purchase plan. Cash provided by financing activities declined significantly in 2007 from 2006 as a result of the suspension of exercises of common stock options and purchases under our employee stock purchase plan for the period we delayed the filing of our periodic reports with the Securities and Exchange Commission. Stock option exercises and purchases under our employee stock purchase plan resumed in January 2008 with the completion of voluntary review of our historical option granting practices and filing of our delinquent periodic filings.

At December 31, 2008, we had $138.5 million in cash and cash equivalents and $46.8 million in short-term investments. These amounts have been invested in highly liquid United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds according to our investment policies. At December 31, 2008, investments in mortgaged-backed securities totaled $16.4 million, all of which were issued by government-sponsored enterprises, including Fannie Mae, Freddie Mac and the Federal Home Loan Bank, and investments in asset-backed securities totaled $1.0 million. We have classified our investment portfolio as “available-for-sale,” and our investment objectives are to preserve principal and provide liquidity while at the same time maximizing yields without significantly risking principal. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive or if a requirement for cash arises. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity or sale of our investments has no material impact on our overall liquidity. However, if we sell short-term investment securities prior to maturity, we may suffer losses in principal to the extent these securities decline in market value.

We anticipate that we will continue to purchase property and equipment as necessary in the normal course of business. The amount and timing of these purchases and the related cash outflows in future periods is difficult to predict and is dependent on a number of factors including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

We have used cash to acquire businesses and technologies that enhance and expand our product offerings and increase our market share. For example, we used $33.7 million in cash to acquire Discovery Mining in August 2008. If Autonomy’s proposed acquisition of us is not completed, we anticipate that we will continue to make acquisitions in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We may also be required to raise additional debt or equity financing to complete future acquisitions. As such, our ability to complete future acquisitions may be subject to conditions in the capital or credit markets. Our financial condition could be harmed to the extent we incur substantial debt or use significant amounts of our cash resources in acquisitions. The issuance of equity securities for any acquisition or equity financing could be substantially dilutive to our existing stockholders.

We receive cash from the exercise of common stock options and the sale of common stock under our employee stock purchase plan. If the proposed merger is not completed, we expect to continue to receive these proceeds in future periods. However, the timing and amount of such proceeds are difficult to predict and are contingent on a number of factors including the price of our common stock, the number of employees participating in our stock option plans and our employee stock purchase plan and general market conditions.

We have no long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our consolidated balance sheet under accounting principles generally accepted in the United States of America, other than as provided below.

In the event the merger with Autonomy is not completed, the merger agreement requires us to pay Autonomy a termination fee in the amount of $25 million if the merger agreement is terminated under certain circumstances, including certain circumstances in connection with an alternative takeover proposal. The merger agreement requires Autonomy to pay us a termination fee in the amount of $25 million if the merger agreement is terminated under certain circumstances described in the merger agreement, including certain circumstances relating to the financing of the merger consideration or because the Autonomy shareholders do not approve the merger.

Bank Borrowings.  We had a $7.0 million line of credit available to us at December 31, 2008, which is secured by cash and cash equivalents and short-term investments and is primarily used as collateral for letters of credit required by our facilities leases. The line of credit bears interest at the lower of 1% below the bank’s prime rate adjusted from time to time or a fixed rate of 1.5% above the LIBOR in effect on the first day of the term. There are no financial covenant requirements under this line of credit. The line of credit agreement expires in July 2009. There were no outstanding borrowings under this line of credit as of December 31, 2008 and 2007.

Facilities.  We lease facilities under operating lease agreements that expire at various dates through 2016. As of December 31, 2008, minimum cash payments due under operating lease obligations for our occupied and excess facilities totaled $31.0 million. See “Contractual Obligations and Commitments” below.

Contractual Obligations and Commitments.  The following table presents our contractual obligations as of December 31, 2008, which includes estimated in operating expenses offset by an estimate of potential sublease income (in thousands):

Payment due by Period
		Less than	1 to 3	3 to 5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	30,965	7,790	11,496	7,799	3,880
Purchase obligations	—	—	—	—	—
Other long-term liabilities	—	—	—	—	—

Total	$30,965	$7,790	$11,496	$7,799	$3,880

Some of our lease agreements contain provisions which require us to restore occupied leased premises to their original condition. We may or may not incur costs to fulfill these obligations in accordance with the terms of our lease agreements. We accrue the expected cost of lease restoration obligations over the term of the lease agreement.

The restructuring and excess facilities accrual at December 31, 2008 includes minimum lease payments of $2.4 million and estimated operating expenses of $684,000 offset by estimated sublease income of $1.0 million. We estimated sublease income and the related timing thereof based on existing sublease agreements or with the input of third party real estate consultants and current market conditions, among other factors. Our estimates of sublease income may vary significantly from actual amounts realized depending, in part, on factors that may be beyond our control, such as the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases.

At December 31, 2008, we had $88,000 accrued for interest related to certain tax matters. Due to the uncertainties related to the resolution of these matters, we are unable to reasonably estimate when the cash settlement will occur. For additional information, see Note 16 to the Consolidated Financial Statements.

We have entered into standby letters of credit agreements associated with our facilities leases, which serve as security deposits for such facilities. These letters of credit expire at various times through 2016. At December 31, 2008, we had $3.0 million outstanding under standby letters of credit, which are secured by cash, cash equivalents and investments. The following presents the outstanding commitments under these agreements at each respective balance sheet date for the next five years and at balance sheet dates after 2013 (in thousands):

Standby
Letters of
December 31,	Credit

2009	$3,041
2010	$3,041
2011	$1,541
2012	$1,541
2013	$1,541
After 2013	$1,541

We currently anticipate that our cash, cash equivalents and short-term investments balances, together with our existing line of credit on December 31, 2008, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may be required, or could elect, to seek additional funding at any time. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms, if at all.

Financial Risk Management

As we operate in a number of countries around the world, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and may have a material adverse impact on our consolidated financial results. Our primary exposures relate to non-United States Dollar-denominated revenues and operating expenses in Europe, Asia Pacific and Canada, which are respectively primarily denominated in British Pounds Sterling, Australian Dollars, Singapore Dollars, Euros, Japanese Yen or Canadian Dollars.

We use foreign currency forward contracts to reduce our exposure to foreign currency-denominated accounts receivable and not for speculative or trading purposes. Although these contracts are or can be effective as hedges from an economic perspective, they do not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains and losses on the changes in the fair values of the forward contracts are included in interest income and other, net in our consolidated statements of income. We do not anticipate significant currency gains or losses in the near term.

We maintain investment portfolio holdings of various issuers, types and maturities. These securities are classified as “available-for-sale” and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss) on our consolidated balance sheets. These securities are not leveraged and are held for purposes other than trading.

Off-Balance Sheet Arrangements

We do not use off-balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance sheet risks from unconsolidated entities. As of December 31, 2008, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

We have entered into operating leases for office facilities. These arrangements may be deemed to be a form of off-balance sheet financing. As of December 31, 2008, we leased facilities under non-cancelable operating leases expiring between 2008 and 2016. Rent expense under operating leases for 2008, 2007 and 2006 was $6.2 million, $9.3 million and $10.2 million, respectively. Future minimum lease payments under operating leases as of December 31, 2008 are detailed previously in “Liquidity and Capital Resources.”

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

We recognize revenue using the “residual method” in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended by SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Under the residual method, for agreements that have multiple deliverables or “multiple element arrangements” (e.g., software products, services, support, etc), revenue is recognized for delivered elements only where vendor specific objective evidence of fair value exists for all of the undelivered elements. Our specific objective evidence of fair value for support is based on the renewal rate as stated in the agreement, so long as the rate is substantive. Our specific objective evidence of fair value for our other undelivered elements is based on the price of the element when sold separately. Once we have established the fair value of each of the undelivered elements, the dollar value of the arrangement is allocated to the undelivered elements first and the residual of the dollar value of the arrangement is then allocated to the delivered elements. At the outset of the arrangement with the customer, we defer revenue for the fair value of undelivered elements (e.g., support, subscription, consulting and training) and recognize revenue for the remainder of the arrangement fee attributable to the elements initially delivered in the arrangement (i.e., software product) when the basic criteria in SOP No. 97-2 have been met. For arrangements that include a support renewal rate that we determine is not substantive, all revenue for such arrangement is recognized ratably over the applicable support period. The revenues for arrangements that include certain multivariable testing and Web optimization services and eDiscovery service offerings for which vendor specific objective evidence of fair value have not yet been established are recognized ratably over the longest service period in the arrangement, assuming all other criteria for revenue recognition have been met.

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

Support and service revenues consist of professional services and support fees. Professional services, other than our subscription services, consist of software installation and integration, business process consulting and training that are, in almost all cases, not essential to the functionality of our software products. Professional services are predominantly billed on a time-and-materials basis and we recognize revenues as the services are performed. If uncertainty exists about our ability to complete the project, our ability to collect the amounts due, or in the case of fixed fee consulting arrangements, our ability to estimate the remaining costs to be incurred to complete the project, revenue is deferred until the uncertainty is resolved.

Our multivariable testing and Website optimization applications and our eDiscovery solutions are provided as services that are offered on a subscription basis. We account for our subscription revenues and related professional services revenues following the provisions of Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. We recognize multivariable testing and Website optimization service ratably over the contract term, beginning on the effective date of the contract and upon providing the customer with access to the service. We recognize the revenues associated with the indexing and loading of data, associated with our eDiscovery service, ratably over the longer of the expected life of a project or the contract term, beginning upon providing access to the service. We recognize the revenues associated with the online hosting and related services, associated with our eDiscovery service, as such services are delivered.

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

Accounting for Stock-Based Compensation.  We account for stock-based compensation under SFAS No. 123R, Share-Based Payment.  At December 31, 2008, there was $14.8 million of total unrecognized compensation cost related to unvested stock-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted-average period of 2.3 years.

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

In preparing our consolidated financial statements, we assess the likelihood that our deferred tax assets will more likely than not be realized, based on the weight of available evidence at the time of the assessment. We also review our net operating loss and credit carryforwards to assess the impact of statutory limitations. We establish a valuation allowance for our deferred tax assets if we determine that it is more likely than not that some or all of the deferred tax assets will not be realized. We exercise significant judgment in determining our provisions for income taxes, our deferred tax assets and liabilities and our future taxable income for purposes of assessing our ability to utilize any future tax benefit from our deferred tax assets. During 2008 and 2007, we assessed the need for a valuation allowance against our deferred tax assets and based on the weight of available evidence, including earnings history and projected future taxable income. Based on this assessment, which is based on one year of projected taxable income, we determined that it is more likely than not that at December 31, 2008 and 2007 we will realize $10.3 million and $8.6 million, respectively, of our deferred tax assets.

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

We have determined that we have one reporting unit. We performed and completed the required annual impairment testing in the third quarter of 2008. Upon completing our review, we determined that the carrying value of the recorded goodwill had not been impaired and no impairment charge was recorded. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. Although we determined in 2008 that the recorded goodwill had not been impaired, changes in the economy, the business in which we operate and our own relative performance may result in goodwill impairment in future periods. Accordingly, future changes in market capitalization could result in significantly different fair values of the reporting unit, which may impair goodwill.

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

We invest in high credit-quality issuers and limit the amount of credit exposure with any one issuer. We seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in only high credit-quality securities we believe to have a low credit risk. The short-term interest-bearing portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. Investments with maturities greater than three months are “available-for-sale” and are considered to be short-term investments. The following table presents the carrying value, which approximates fair value, and related weighted average interest rates for cash equivalents and short-term investments at December 31, 2008 (in thousands, except rates):

		Average
	Carrying	Interest
	Value	Rate

Cash equivalents	$84,306	2.24%
Short-term investments	46,770	3.72%

	$131,076	3.23%

The following table presents the carrying value, which approximates fair value, and related weighted average interest rates for cash equivalents and short-term investments at December 31, 2007 (in thousands, except rates):

		Average
	Carrying	Interest
	Value	Rate

Cash equivalents	$31,239	4.27%
Short-term investments	88,896	5.48%

	$120,135	5.05%

Interest rate movements affect the interest income we earn on cash equivalents and short-term investments. Assuming an average investment balance of $124.4 million in 2008, if interest rates were to increase (decrease) by 10%, this would result in a $402,000 increase (decrease) in annual interest income. Further, we hold debt securities in government agencies, government-sponsored enterprises and corporate obligations of $44.4 million at December 31, 2008 and the market value of these investments may decline if interest rates rise. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2008, the fair market value of our portfolio of debt securities would decrease by approximately $281,000. If the market value of these debt securities decline, we may suffer losses in principal if forced to sell the securities. However, we reduce our interest rate risk by investing in instruments with remaining time to maturity of less than two years.

At December 31, 2008 and 2007, we had no outstanding borrowings.

Foreign Currency Risk

We develop our software products in the United States and India for sale in the Americas, Europe and Asia Pacific. Our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets. A majority of our revenues are denominated in United States Dollars; however, a strengthening of the United States Dollar could make our software products less competitive in foreign markets. We enter into forward foreign currency contracts to manage the exposure related to accounts receivable denominated in foreign currencies. We do not enter into derivative financial instruments for trading purposes. At December 31, 2008, we had outstanding forward foreign currency contracts with notional amounts totaling approximately $12.0 million. The forward foreign currency contracts expired in January 2009 and offset certain foreign currency exposures in the Euro, British Pound, Australian Dollar and Japanese Yen. At December 31, 2007, we had outstanding forward foreign currency contracts with notional amounts totaling approximately $8.7 million. The forward foreign currency contracts expired in January 2008 and offset certain foreign currency exposures in the Euro, British Pound, Australian Dollar and Japanese Yen. These forward foreign exchange contracts do not qualify for hedge accounting under SFAS No. 133, as amended, and, accordingly, are marked to market and recognized in the consolidated statement of income in interest income and other, net. The fair value of the asset (liability) associated with forward foreign currency contracts recognized in the consolidated financial statements as of December 31, 2008 and 2007 was ($77,000) and $28,000, respectively.

The table below provides information about our forward foreign currency contracts at December 31, 2008. The information is provided in United States Dollar equivalent amounts. The following table presents the notional amounts, at contract exchange rates, and the contractual foreign currency exchange rates expressed as units of the foreign currency per United States Dollar, which in some cases may not be the market convention for quoting a particular currency (in thousands, except rates):

		Contract
	Notional	Exchange
	Principal	Rate

Australian Dollars	$2,211	0.70
Euros	5,574	1.39
British Pounds	3,223	1.46
Japanese Yen	1,022	0.01

	$12,030

Estimated fair value of net liability	$77

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

Commodity Price Risk

As of December 31, 2008 and 2007, we did not hold commodity instruments and have never held such instruments in the past.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Financial Information (Unaudited)

The following tables set forth a summary of our quarterly financial information for each of the four quarters in 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2008	2008	2008	2008

Revenues:
License	$26,517	$24,160	$23,378	$21,972
Support and service	43,287	41,705	39,777	39,492

Total revenues	69,804	65,865	63,155	61,464

Cost of revenues:
License	1,884	1,587	2,165	1,779
Support and service	16,360	16,743	15,562	15,950

Total cost of revenues	18,244	18,330	17,727	17,729

Gross profit	51,560	47,535	45,428	43,735
Operating expenses:
Sales and marketing	22,925	22,311	22,670	22,037
Research and development	10,233	10,513	9,679	9,953
General and administrative	6,324	6,251	5,349	5,732
Amortization of intangible assets	736	734	668	668
Restructuring and excess facilities charges (recoveries)	24	18	44	(48)

Total operating expenses	40,242	39,827	38,410	38,342

Income from operations	11,318	7,708	7,018	5,393
Interest income and other, net	708	878	1,249	1,178

Income before provision for income taxes	12,026	8,586	8,267	6,571
Provision for income taxes*	1,317	849	787	450

Net income	$10,709	$7,737	$7,480	$6,121

Basic net income per common share	$0.23	$0.17	$0.16	$0.13

Shares used in computing basic net income per common share	46,236	45,951	45,599	45,434

Diluted net income per common share	$0.23	$0.16	$0.16	$0.13

Shares used in computing diluted net income per common share	47,004	47,133	46,476	46,717

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
	2007	2007	2007	2007

Revenues:
License	$24,932	$21,225	$21,017	$19,614
Support and service	37,953	34,228	33,597	33,102

Total revenues	62,885	55,453	54,614	52,716

Cost of revenues:
License	1,981	1,859	2,086	1,960
Support and service	14,666	13,915	13,441	13,192

Total cost of revenues	16,647	15,774	15,527	15,152

Gross profit	46,238	39,679	39,087	37,564
Operating expenses:
Sales and marketing	24,193	19,000	20,204	19,804
Research and development	9,519	9,552	9,315	9,061
General and administrative	6,878	6,812	5,971	4,959
Amortization of intangible assets	759	814	828	828
Restructuring and excess facilities charges	83	1	61	3

Total operating expenses	41,432	36,179	36,379	34,655

Income from operations	4,806	3,500	2,708	2,909
Interest income and other, net	2,297	2,199	2,282	2,492

Income before provision for income taxes	7,103	5,699	4,990	5,401
Provision (benefit) for income taxes*	(3,581)	1,638	785	673

Net income	$10,684	$4,061	$4,205	$4,728

Basic net income per common share	$0.24	$0.09	$0.09	$0.11

Shares used in computing basic net income per common share	45,287	45,293	45,057	44,636

Diluted net income per common share	$0.23	$0.09	$0.09	$0.10

Shares used in computing diluted net income per common share	46,477	46,538	46,575	46,460

*	Provision (benefit) for income taxes for the quarter ended December 31, 2008 and 2007 includes the reduction of valuation allowance recorded in prior years for deferred tax assets by $1.5 million and $4.8 million, respectively, based on our assessment that recognition of these deferred tax assets are more likely than not to be realized.

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

Evaluation of Disclosure Controls and Procedures

We performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) required by Rule 13a-15 of the Exchange Act under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal controls over financial reporting are effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principals. Our independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this Annual Report on Form 10-K and has issued its report on the effectiveness of our internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This section includes information concerning our internal control over financial reporting and the evaluations referred to in those certifications. Item 15 of this Annual Report on Form 10-K sets forth the report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Information required by Part III is omitted from this Annual Report on Form 10-K and incorporated herein by reference to the definitive Proxy Statement to be filed in connection with our 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed not later than 120 days after the end of the year covered by this report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning our officers required by this Item is incorporated by reference to the Proxy Statement under the caption “Executive Officers.” The information concerning our directors required by this Item is incorporated by reference to the Proxy Statement under the caption “Election of Directors.”

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” The information concerning corporate governance is incorporated by reference to the Proxy Statement under the caption “Policies and Procedures of the Board of Directors and Committees of the Board of Directors — Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the definitive Proxy Statement under the captions “Director Compensation” and “Executive Compensation and Related Information.”

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

The information required by this Item is incorporated by reference to the Proxy Statement under the caption “Transactions with Related Persons” and “Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the definitive Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements:

2. Consolidated Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

	Balance				Balance
	at Beginning		Charged to		at End
	of Period	Write-offs	Expenses	Adjustments	of Period
	(In thousands)

Allowance for doubtful accounts:
Year ended December 31, 2008	$599	$(199)	$235	$—	$635
Year ended December 31, 2007	$449	$(46)	$196	$—	$599
Year ended December 31, 2006	$779	$(330)	$—	$—	$449
Allowance for sales returns:
Year ended December 31, 2008	$325	$(728)	$1,330	$—	$927
Year ended December 31, 2007	$342	$(561)	$544	$—	$325
Year ended December 31, 2006	$321	$(342)	$363	$—	$342

3. Exhibits:

			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

2.01		Agreement and Plan of Merger, dated October 17, 2007, by and among Registrant, Broadway Merger LLC, Optimost LLC and Mark Wachen, as representative	8-K	10/22/07	2.01
2.02		Agreement and Plan of Merger dated as of January 22, 2009 by and among Autonomy Corporation plc, Milan Acquisition Corp. and Interwoven, Inc.	8-K	1/22/09	2.01
2.03		Agreement and Plan of Merger, dated as of July 23, 2008, by and among Registrant, Presidio Acquisition Corp., Discovery Mining, Inc. and Charles R. Work, as Representative	8-K	7/25/08	2.01
3.01		Registrant’s Fourth Amended and Restated Certificate of Incorporation	S-8	11/19/03	4.08
3.02		Registrant’s Amended and Restated Bylaws	8-K	4/25/07	3.01
4.01		Form of Certificate for Registrant’s common stock	S-1	9/23/99	4.01
10	.01*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers	10-K	12/14/07	10.01
10	.02*	1996 Stock Option Plan and related agreements	S-1	7/27/99	10.02
10	.03*	1998 Stock Option Plan and related agreements	S-1	7/27/99	10.03
10	.04*	1999 Equity Incentive Plan	10-Q	8/8/06	10.01
10	.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan	10-Q	8/8/06	10.02
10	.06*	1999 Employee Stock Purchase Plan, as amended and restated	8-K	5/6/08	10.03
10	.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1/(A)	10/4/99	10.05
10	.08*	2000 Stock Incentive Plan	10-Q	8/8/06	10.03
10	.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan	10-Q	8/8/06	10.04
10	.10*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under iManage, Inc. 1997 Stock Option Plan	S-8	11/19/03	4.02
10	.11*	iManage, Inc. 2000 Non-Officer Stock Option Plan and related forms of stock option and option exercise agreements	S-8	11/19/03	4.03
10	.12*	2003 Acquisition Plan	S-8	11/19/03	4.07
10	.13*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2003 Acquisition Plan	10-K	3/13/06	10.13
10	.14*	Form of Notice of Stock Option Acceleration and Share Restrictions	10-K	3/13/06	10.14
10	.15*	2008 Equity Incentive Plan	8-K	5/6/08	10.01
10	.16*	Forms of Equity Agreements Under the 2008 Equity Incentive Plan
10	.17*	Regional Prototype Profit Sharing Plan and Trust/Account Standard Plan Adoption Agreement AA #001	S-1	07/27/99	10.06
10	.18*	Employment Agreement between Registrant and Scipio M. Carnecchia	10-K	12/14/07	10.16
10	.19*	Employment Agreement between Registrant and John E. Calonico, Jr.	10-K	12/14/07	10.17

			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

10	.20*	Offer Letter, dated March 16, 2007, between Registrant and Joseph L. Cowan	8-K	04/02/07	10.01
10	.21*	Resignation Agreement and General Release of Claims, dated August 20, 2008, between Registrant and David Nelson-Gal	10-Q	11/07/08	10.01
10	.22*	2008 Executive Officer Incentive Bonus Plan	10-Q	5/9/08	10.01
10	.23*†	Steven J. Martello 2008 Compensation Plan	10-Q	5/9/08	10.02
10.24		Lease, dated December 20, 2006, by and between Registrant and Silicon Valley CA-I, LLC.	8-K	12/22/06	10.1
10.25		First Amendment to Lease, dated January 12, 2007, by and between Registrant and Silicon Valley CA-I, LLC	10-K	12/14/07	10.24
10.26		Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	(1)	(1)	(1)
10.27		First Amendment to Lease dated November 12, 2003 between iManage, Inc. and 303 Wacker Realty LLC	10-K	03/15/05	10.27
10.28		Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002	(2)	(2)	(2)
21.01		Subsidiaries of the Registrant				X
23.01		Consent of Independent Registered Public Accounting Firm				X
31.01		Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer				X
31.02		Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer				X
32.01		Section 1350 certification of Chief Executive Officer				X
32.02		Section 1350 certification of the Chief Financial Officer				X

(1)	Incorporated by reference to Exhibit 10.18 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 26, 2003.

(2)	Incorporated by reference to Exhibit 10.13 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 29, 2002.

*	Management contract, compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment..

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interwoven, Inc.

We have audited the accompanying consolidated balance sheets of Interwoven, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interwoven, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, Interwoven, Inc. changed its method of accounting for uncertain tax positions as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Interwoven. Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Interwoven, Inc.

We have audited Interwoven, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Interwoven Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Interwoven, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Interwoven, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Interwoven, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
March 12, 2009

INTERWOVEN, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$138,457	$68,453
Short-term investments	46,770	88,896
Accounts receivable, net of allowances of $1,562 and $924 in 2008 and 2007, respectively	41,592	39,000
Prepaid expenses and other current assets	13,405	8,252

Total current assets	240,224	204,601
Property and equipment, net	15,538	16,247
Goodwill	236,476	217,777
Other intangible assets, net	28,122	20,960
Deferred tax assets	2,621	5,895
Other assets	2,867	2,878

Total assets	$525,848	$468,358

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,993	$4,378
Accrued liabilities	31,030	30,707
Restructuring and excess facilities accrual	1,080	1,618
Deferred revenues	73,631	60,957

Total current liabilities	107,734	97,660
Accrued liabilities — non current	8,600	7,816
Restructuring and excess facilities accrual	936	2,016
Deferred revenues — non current	1,052	1,020

Total liabilities	118,322	108,512

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000 shares authorized at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value, 125,000 shares authorized at December 31, 2008 and 2007; 46,397 shares and 45,304 shares issued and outstanding at December 31, 2008 and 2007, respectively	46	45
Additional paid-in capital	783,377	766,660
Accumulated other comprehensive income (loss)	(670)	415
Accumulated deficit	(375,227)	(407,274)

Total stockholders’ equity	407,526	359,846

Total liabilities and stockholders’ equity	$525,848	$468,358

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues:
License	$96,027	$86,788	$75,678
Support and service	164,261	138,880	124,641

Total revenues	260,288	225,668	200,319

Cost of revenues:
License	7,415	7,886	16,367
Support and service	64,615	55,214	50,256

Total cost of revenues	72,030	63,100	66,623

Gross profit	188,258	162,568	133,696
Operating expenses:
Sales and marketing	89,943	83,201	77,114
Research and development	40,378	37,447	35,069
General and administrative	23,656	24,620	16,787
Amortization of intangible assets	2,806	3,229	3,312
Restructuring and excess facilities charges (recoveries)	38	148	(902)

Total operating expenses	156,821	148,645	131,380

Income from operations	31,437	13,923	2,316
Interest income and other, net	4,013	9,270	6,324

Income before provision for income taxes	35,450	23,193	8,640
Provision (benefit) for income taxes	3,403	(485)	2,203

Net income	$32,047	$23,678	$6,437

Basic net income per common share	$0.70	$0.53	$0.15

Shares used in computing basic net income per common share	45,805	45,068	42,979

Diluted net income per common share	$0.69	$0.51	$0.15

Shares used in computing diluted net income per common share	46,783	46,524	43,995

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2008

					Accumulated
			Additional	Deferred	Other		Total
	Common Stock		Paid-in	Stock-based	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands)

Balances, January 1, 2006	42,386	$42	$737,408	$(1,002)	$(359)	$(437,389)	$298,700
Components of comprehensive income:
Net income	—	—	—	—	—	6,437	6,437
Unrealized gain on investments	—	—	—	—	282	—	282
Cumulative translation adjustment	—	—	—	—	41	—	41

Comprehensive income							6,760
Issuance of common stock under stock plans	2,031	2	15,029	—	—	—	15,031
Tax benefit related to exercise of common stock options	—	—	18	—	—	—	18
Reclassification of deferred compensation upon adoption of SFAS No. 123R	—	—	(1,002)	1,002	—	—	—
Stock-based compensation	—	—	3,451	—	—	—	3,451

Balances, December 31, 2006	44,417	44	754,904	—	(36)	(430,952)	323,960
Components of comprehensive income:
Net income	—	—	—	—	—	23,678	23,678
Unrealized gain on investments	—	—	—	—	197	—	197
Cumulative translation adjustment	—	—	—	—	254	—	254

Comprehensive income							24,129
Issuance of common stock under stock plans	887	1	6,279	—	—	—	6,280
Tax benefit related to exercise of common stock options	—	—	402	—	—	—	402
Stock-based compensation	—	—	5,075	—	—	—	5,075

Balances, December 31, 2007	45,304	45	766,660	—	415	(407,274)	359,846
Components of comprehensive income:
Net income	—	—	—	—	—	32,047	32,047
Unrealized gain on investments	—	—	—	—	221	—	221
Cumulative translation adjustment	—	—	—	—	(1,306)	—	(1,306)

Comprehensive income							30,962
Issuance of common stock under stock plans	1,093	1	5,670	—	—	—	5,671
Tax benefit related to exercise of common stock options	—	—	941	—	—	—	941
Stock-based compensation	—	—	10,106	—	—	—	10,106

Balances, December 31, 2008	46,397	$46	$783,377	$—	$(670)	$(375,227)	$407,526

See accompanying notes to consolidated financial statement

INTERWOVEN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$32,047	$23,678	$6,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,762	4,113	3,809
Stock-based compensation expense	10,106	5,075	3,451
Deferred income taxes	3,274	—	—
Amortization of intangible assets and purchased technology	7,108	7,594	16,495
Excess tax benefits from stock option plans	(941)	(402)	(18)
Allowance for doubtful accounts and sales returns	638	133	(309)
Changes in operating assets and liabilities:
Accounts receivable	(586)	(2,913)	(2,653)
Prepaid expenses and other assets	(4,479)	(9,136)	(1,833)
Accounts payable and accrued liabilities	(4,899)	10,843	7,521
Restructuring and excess facilities accrual	(1,614)	(5,098)	(8,251)
Deferred revenues	12,706	4,473	3,808

Net cash provided by operating activities	59,122	38,360	28,457

Cash flows from investing activities:
Purchases of property and equipment	(4,191)	(15,415)	(3,580)
Purchases of investments	(75,156)	(101,767)	(189,420)
Maturities of investments	117,283	116,677	151,544
Acquisition of businesses and technology, net of cash acquired	(33,746)	(51,307)	(1,590)

Net cash provided by (used in) investing activities	4,190	(51,812)	(43,046)

Cash flows from financing activities:
Excess tax benefits from stock option plans	941	402	18
Net proceeds from issuance of common stock	7,057	7,130	15,031

Net cash provided by financing activities	7,998	7,532	15,049

Effect of exchange rates	(1,306)	254	41

Net increase (decrease) in cash and cash equivalents	70,004	(5,666)	501
Cash and cash equivalents at beginning of year	68,453	74,119	73,618

Cash and cash equivalents at end of year	$138,457	$68,453	$74,119

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,191	$1,590	$868

Supplemental disclosures of non-cash investing and financing activities:
Unrealized gain on investments	$221	$197	$282

Net operating loss utilized from acquired entities recorded against goodwill	$516	$5,587	$660

See accompanying notes to consolidated financial statements

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

Certain prior period amounts in the Company’s consolidated balance sheet and statements of cash flows have been reclassified to conform to the current period presentation. The Company reclassified $1.0 million from current deferred revenue to non-current deferred revenues in the 2007 consolidated balance sheet. The Company further reclassified $402,000 and $18,000 in the 2007 and 2006 consolidated statements of cash flows from net cash provided by operating activities to net cash provided by financing activities related to the excess tax benefits from stock option plans.

All assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is the local currency, are translated using current rates of exchange at the balance sheet date, while revenues and expenses are translated using weighted-average exchange rates prevailing during the period. The resulting gains or losses from translation are charged or credited to other comprehensive income (loss) and are accumulated and reported in the stockholders’ equity section of the Company’s consolidated balance sheets. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation, the Company recorded an unrealized gain (loss) due to foreign currency translation of $(1.3) million, $254,000 and $41,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The multivariable testing and Website optimization applications and the eDiscovery solutions are provided as services that are offered on a subscription basis. The Company accounts for its subscription revenues and related professional services revenues following the provisions of Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. The Company recognizes the multivariable testing and Website optimization service revenue ratably over the contract term, beginning on the effective date of the contract and upon providing the customer with access to the service. The Company recognizes the revenues associated with the indexing and loading of data, associated with its eDiscovery service, ratably over the longer of the expected life of a project or the contract term, beginning upon providing access to the service. The Company recognizes the revenues associated with the online hosting and related services, associated with its eDiscovery service, as such services are delivered.

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

If the Company receives multiple contracts from a single customer within a 30 day period, the contracts are treated as a single arrangement in determining the appropriate revenue recognition.

Cash and Cash Equivalents and Short-Term Investments

The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents. Cash and cash equivalents include money market funds, commercial paper and various deposit accounts. Cash equivalents are recorded at fair value, which approximates cost.

The Company’s short-term investments are classified as “available-for-sale” and are carried at fair value based on quoted market prices. These investments consist of United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, commercial paper, certificates of deposit and money market funds. Realized gains and losses are calculated using the specific identification method. Realized losses were not material in 2008, 2007 and 2006. As of December 31, 2008 and 2007, unrealized gains totaled $332,000 and $111,000, respectively. Unrealized gains and losses are included as a separate component of accumulated other comprehensive income (loss) in the stockholders’ equity section of the consolidated balance sheets.

Allowance for Doubtful Accounts

The Company makes estimates as to the overall collectibility of accounts receivable and provides an allowance for accounts receivable considered uncollectible. The Company specifically analyzes its accounts receivable and historical bad debt experience, customer concentrations, customer credit-worthiness, current economic trends and changes in its customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. At December 31, 2008 and 2007, the Company’s allowance for doubtful accounts was $635,000 and $599,000, respectively.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Sales Returns

The Company makes an estimate of its expected product returns and provides an allowance for sales returns. The accumulated allowance for sales returns is reflected as a reduction of accounts receivable. The Company analyzes its revenue transactions, customer software installation patterns, historical return patterns current economic trends and customer payment terms when evaluating the adequacy of the allowance for sales returns. At December 31, 2008 and 2007, the Company’s allowance for sales returns was $927,000 and $325,000, respectively.

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

The Company believes that a significant portion of its total revenue for the years ended December 31, 2008, 2007 and 2006 from its Web content management and collaborative document management products and services, however, it is impracticable to disaggregate revenue by product. The Company expects that these products will continue to account for a significant portion of its total revenues in future periods.

Interwoven relies on software licensed from third parties, including software that is integrated with internally developed software. These software license agreements expire on various dates from 2011 to 2015 and the majority of these agreements are renewable with written consent of the parties. Either party may terminate the agreement for cause before the expiration date with written notice. If the Company cannot renew these licenses, shipments of its products could be delayed until equivalent software could be developed or licensed and integrated into its products. These types of delays could seriously harm the Company’s business. In addition, the Company would be seriously harmed if the providers from whom the Company licenses its software ceased to deliver and support reliable products or fail to enhance their current products or respond to emerging industry standards. Moreover, the third-party software may not continue to be available to the Company on commercially reasonable terms or at all.

Derivative Financial Instruments

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

At December 31, 2008 and 2007, the notional equivalent of forward foreign currency contracts aggregated $12.0 million and $8.7 million, respectively. The fair value of the asset (liability) associated with these forward foreign exchange contracts recorded in the consolidated financial statements was ($77,000) and $28,000 at December 31, 2008 and 2007, respectively. The forward contracts outstanding as of December 31, 2008 are scheduled to mature in January 2009.

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

Based on the annual impairment tests performed in the third quarter of 2008 and 2007, the Company determined that the carrying value of its recorded goodwill had not been impaired and no impairment charge was recorded in those years. The Company will continue to assess goodwill for impairment on an interim basis when indicators exist that goodwill may be impaired. Conditions that indicate that the Company’s goodwill may be impaired include the Company’s market capitalization declining below its net book value or the Company suffering a sustained decline in its stock price. A significant impairment could have a material adverse effect on the Company’s consolidated financial position and results of operations.

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

Under SFAS No. 123R, Share-Based Payment, the Company has elected to use the short form method to calculate the tax effects of stock-based compensation. Under the short form method, the Company uses the cumulative effect of award grants to establish its hypothetical additional paid-in capital pool related to the tax effects of the employee stock-based compensation “as if” the Company had adopted the recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, since its effective date of January 1, 1995.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation applies to all tax positions accounted for in accordance with SFAS No. 109 and requires a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in an income tax return. Subsequent recognition, de-recognition and measurement is based on management’s best judgment given the facts, circumstances and information available at a reporting date.

Advertisement and Sales Promotion Expenses

Advertisement and sales promotion costs are expensed as incurred and reflected, net of recoveries, if any, from third parties. Advertising costs expensed for the years ended December 31, 2008, 2007 and 2006 were $392,000, $166,000 and $90,000, respectively.

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

The Company’s chief operating decision-maker is considered to be Interwoven’s Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. For the years ended December 31, 2008, 2007 and 2006, revenues derived from customers outside the United States of America represented 40%, 37% and 36% of total revenues, respectively. On this basis, the Company is organized and operates in a single segment: the design, development and marketing of software solutions.

No customer accounted for more than 10% of total revenues in 2008, 2007 and 2006. At December 31, 2008 and 2007, no single customer accounted for more than 10% of the Company’s accounts receivable balance.

Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) is comprised of the following (in thousands):

	December 31,
	2008	2007

Unrealized gain on available-for-sale investments*	$332	$111
Cumulative translation adjustment*	(1,002)	304

	$(670)	$415

*	The tax effect on translation adjustments and unrealized gain (loss) was not significant.

Net Income per Common Share

Basic net income per common share is computed using the weighted average number of outstanding shares of common stock during the period. Diluted net income per common share is computed using the weighted average

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of common shares outstanding during the period and, when dilutive, potential common shares from share-based compensation plans to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Net income	$32,047	$23,678	$6,437

Weighted-average shares used in computing basic net income per common share	45,805	45,068	42,979
Dilutive common equivalent shares from share-based compensation plans	978	1,456	1,016

Weighed-average shares used in computing diluted net income per common share	46,783	46,524	43,995

Basic net income per common share	$0.70	$0.53	$0.15

Diluted net income per common share	$0.69	$0.51	$0.15

For the years ended December 31, 2008, 2007 and 2006, 6.6 million, 6.2 million and 6.0 million stock options, respectively, were anti-dilutive and excluded from the diluted net income per share calculation due to the exercise price being greater than the average fair market value of the common stock during the year.

Stock-based Compensation

In accordance with the SFAS No. 123R, the Company measured all share-based payments to employees, including grants of employee stock options and restricted stock units, using a fair value-based method and accounted for stock-based compensation in the Company’s consolidated statements of income.

Recent Accounting Pronouncements

In November 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, which is effective on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of SFAS 141(R) and SFAS 160. Earlier application by an entity that has previously adopted an alternative accounting policy is not permitted. This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments, including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment, and how changes in classification from equity method to cost method should be treated. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated results of operations, financial condition and cash flows.

In September 2008, the FASB issued FASB Staff Position (“FSP”) No. 133-1 and FIN No. 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requiring disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP Financial Accounting Statement (“FAS”) No. 133-1 and FIN 45-4 also amends FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, requiring additional disclosure about the current status of the payment and performance risk of a guarantee. The provisions of FSP No. 133-1 which amend SFAS No. 133 and FIN No. 45 are effective for reporting periods ending after November 15, 2008. FSP FAS 133-1 and FIN No. 45-4 also clarifies the effective date in SFAS No. 161, Disclosures about

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative Instruments and Hedging Activities. Disclosures required by SFAS No. 161 are effective for the Company in the first quarter of 2009. Because FSP FAS No. 133-1 and FIN No. 45-4 only require additional disclosures, the adoption will not impact the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS No. 162 will become effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated results of operations, financial condition and cash flows.

In April 2008 the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets, FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Asset, removing the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and requiring an entity to consider its own historical experience in renewing similar arrangements. FSP SFAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP SFAS 142-3 is effective for the Company in the first quarter of 2009. Early adoption is prohibited. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated results of operations, financial condition and cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141R will establish new principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. Among the more significant changes from existing principles and requirements, SFAS No. 141R expands the definition of a business and a business combination; requires that all assets, liabilities and non-controlling interests (including goodwill) acquired in a business combination, whether full or partial, be recorded at fair value; requires acquisition related expenses and restructuring costs to be expensed as incurred rather than included as part of the acquisition cost; requires contingent assets, liabilities and contingent consideration to be recognized at fair value at the date of acquisition with subsequent changes recognized in earnings; requires changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period to be recognized as adjustments to income tax expense; and requires in-process research and development to be capitalized at fair value as an indefinite-lived asset and then amortized over its useful life when development is complete. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of SFAS No. 141R. However, to the extent the Company makes acquisitions after the effective date of SFAS No. 141R, the Company expects that the

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of this statement will have a significant impact on its accounting for such acquisitions compared to the current applicable accounting principles. To the extent such acquisitions are significant the adoption of this statement could have a significant impact on the Company’s consolidated results of operations, financial position and cash flows when compared to current accounting principles.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These non-financial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and non-financial assets acquired and liabilities assumed in a business combination. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated results of operations, financial position and cash flows. In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. FAS 157-3 provides examples to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 is effective upon issuance. The Company does not expect the adoption of the FSP No. FAS 157-3 to have a material impact on the Company’s consolidated financial statements. See Note 5 to Notes to Consolidated Financial Statements for information and related disclosures regarding the Company’s fair value measurements

3.	Mergers and Acquisitions

In August 2008, the Company acquired Discovery Mining, Inc. (“Discovery Mining”), a provider of eDiscovery services to professional services firms and corporations. eDiscovery services consist of a software-based process by which organizations involved in litigation, investigation or regulatory responses may store, categorize, search and present documents in connection therewith. The aggregate purchase price was $33.7 million, comprised of $32.5 million in cash consideration and $1.2 million of transaction costs for all the issued and outstanding shares of Discovery Mining and vested options to purchase Discovery Mining shares. In addition, the Company assumed all of the outstanding unvested options to purchase Discovery Mining shares. The purchase price was allocated to purchased technology of $9.3 million, customer list of $2.2 million, non-compete covenants of $1.6 million, tradename of $1.2 million, goodwill of $18.9 million and net tangible assets of $1.0 million. These identifiable intangible assets are subject to amortization according to their estimated lives. The effective lives of purchased technology, customer list, non-compete covenants and tradename is 4.6 years, 4.6 years, 3 years and 5 years, respectively. The weighted average amortization period in total is 4.5 years. Goodwill associated with the

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Discovery Mining acquisition is not amortizable for tax purposes. The results of operations of Discovery Mining have been included in the consolidated results of operations of the Company since August 1, 2008. Pro forma financial information for Discovery Mining has not been presented, as the effects were not material to the Company.

In November 2007, the Company acquired Optimost LLC (“Optimost”), a provider of software and services for Website optimization. The aggregate purchase price was $50.9 million in cash for all of the issued and outstanding membership units of Optimost and vested options to purchase Optimost membership units. Interwoven also assumed all of the outstanding unvested options to purchase Optimost membership units. The purchase price was allocated to purchased technology of $10.1 million, customer list of $3.7 million, non-competition covenants of $2.8 million, tradename of $870,000, goodwill of $32.4 million and net tangible assets of $1.0 million. These identifiable intangible assets are subject to amortization according to their estimated lives. The life of purchased technology is 6.0 years and the lives of customer list, non-compete covenants and tradename are 4.0 years. The weighted average amortization period in total is 5.2 years. The Company anticipates that goodwill will be amortizable for tax purpose over a period of 15 years. The results of operations of Optimost have been included in the consolidated results of operations of the Company beginning November 1, 2007. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Company.

4.	Cash and Cash Equivalents and Short-term Investments

The following is a summary of the Company’s cash and cash equivalents and short-term investments (in thousands):

	December 31, 2008
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$54,151	$—	$—	$54,151

Cash equivalents:
Money market funds	84,306	—	—	84,306

Total cash equivalents	84,306	—	—	84,306

Total cash and cash equivalents	138,457	—	—	138,457

Short-term investments:
Government agencies	20,163	149	(2)	20,310
Corporate obligations	7,713	30	(12)	7,731
Government-sponsored enterprises	16,209	167	—	16,376
Certificates of deposit	2,353	—	—	2,353

Total short-term investments	46,438	346	(14)	46,770

Total cash and cash equivalents and short-term investments	$184,895	$346	$(14)	$185,227

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Cash	$37,214	$—	$—	$37,214

Cash equivalents:
Commercial paper	1,596	—	—	1,596
Money market funds	29,643	—	—	29,643

Total cash equivalents	31,239	—	—	31,239

Total cash and cash equivalents	68,453	—	—	68,453

Short-term investments:
Government agencies	33,559	44	(3)	33,600
Corporate obligations	29,211	53	(13)	29,251
Government-sponsored enterprises	18,930	27	—	18,957
Commercial paper	5,487	4	(1)	5,490
Certificates of deposit	1,598	—	—	1,598

Total short-term investments	88,785	128	(17)	88,896

Total cash and cash equivalents and short-term investments	$157,238	$128	$(17)	$157,349

In accordance with FASB Staff Position 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 (in thousands):

	Less than
	12 Months		More than 12 Months		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Government agencies	$8,041	$(2)	$—	$—	$8,041	$(2)
Corporate obligations	3,057	(12)	—	—	3,057	(12)

	$11,098	$(14)	$—	$—	$11,098	$(14)

Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are not other-than-temporarily impaired.

The following table summarizes the cost and estimated fair value of the Company’s cash equivalents and short-term investments by contractual maturity at December 31, 2008 (in thousands):

		Fair
	Cost	Value

Due within one year	$120,015	$120,316
Due one year to five years	10,729	10,760

	$130,744	$131,076

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fair Value Measurements

SFAS No. 157 (as amended by FSP Nos. 157-1, 157-2 and 157-3) provides for a fair value hierarchy based on the quality of the inputs used to measure fair value. In accordance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the value technique, into a three – level hierarchy. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets and liabilities at fair value, including its “available-for-sale” securities and forward foreign exchange contracts.

Cash equivalents and short term investments.  Cash equivalents consist of investments in money market funds with original maturities of 90 days or less on date of purchase. Short-term investments consist of United States government agency securities, corporate obligations, securities issued by government-sponsored enterprises, certificates of deposit and money market funds with original maturities exceeding 90 days.

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

The fair value of the financial assets and liabilities recorded on the consolidated balance sheets are as follows at December 31, 2008 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$84,306	$84,306	$—	$—
Government agencies	20,311	20,311	—	—
Corporate obligations	7,731	7,731	—	—
Government-sponsored enterprises	16,376	16,376	—	—
Certificates of deposit	2,352	2,352	—	—

	$131,076	$131,076	$—	$—

Forward foreign exchange contracts	$1	$—	$1	$—

Liabilities:
Forward foreign exchange contracts	$78	$—	$78	$—

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007

Computer software and equipment	$23,474	$27,050
Furniture and office equipment	4,425	4,508
Leasehold improvements	13,010	12,794

	40,909	44,352
Less: accumulated depreciation and amortization	25,371	28,105

	$15,538	$16,247

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method. The estimated useful lives of computer software and equipment are three years. The estimated useful lives of furniture and office equipment are three to five years. Amortization of leasehold improvements is computed using the shorter of the remaining facility lease term or the estimated useful life of the improvements. Depreciation and amortization expense was $5.8 million, $4.1 million and $3.8 million in 2008, 2007 and 2006, respectively.

7.	Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets for 2008 and 2007 are as follows (in thousands):

	December 31,
	2008			2007
	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount

Purchased technology	$61,476	$(43,202)	$18,274	$52,155	$(39,420)	$12,735
Patents and patent applications	6,616	(4,863)	1,753	5,376	(4,542)	834
Customer list	18,670	(14,227)	4,443	16,510	(12,659)	3,851
Non-compete agreements	6,441	(2,789)	3,652	4,892	(1,352)	3,540

Other intangible assets	$93,203	$(65,081)	28,122	$78,933	$(57,973)	20,960

Goodwill			236,476			217,777

			$264,598			$238,737

Intangible assets, other than goodwill, are amortized over estimated useful lives of between 3 and 6 years. The weighted average life for purchased technology, patents, customer list and non-compete agreements is 4.5 years, 4.2 years, 3.8 years and 3.8 years, respectively. The weighted average amortization period of all intangible assets, excluding goodwill, is 4.3 years. The aggregate amortization expense of intangible assets was $7.1 million, $7.6 million and $16.5 million for 2008, 2007 and 2006, respectively. Of the $7.1 million amortization of intangible assets recorded in 2008, $4.3 million was recorded in cost of license revenues and $2.8 million was recorded in operating expenses. Of the $7.6 million amortization of intangible assets recorded in 2007, $4.4 million was recorded in cost of license revenues and $3.2 million was recorded in operating expenses. Of the $16.5 million amortization of intangible assets recorded in 2006, $13.2 million was recorded in cost of license revenues and $3.3 million was recorded in operating expenses. The estimated aggregate amortization expense of acquired intangible assets is expected to be $6.7 million in 2009, $8.6 million in 2010, $6.9 million in 2011, $3.9 million in 2012, $1.9 million in 2013 and $79,000 in 2014.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 142, the Company does not amortize goodwill. The changes in the carrying amount of goodwill for 2008 and 2007 are as follows (in thousands):

	December 31,
	2008	2007

Beginning balance	$217,777	$190,935
Goodwill recorded in acquisitions	18,907	32,429
Subsequent goodwill adjustments	(208)	(5,587)

Ending balance	$236,476	$217,777

The subsequent goodwill adjustments in 2008 and 2007 relate to the utilization of net operating loss carryforwards from acquired businesses.

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2008	2007

Accrued compensation	$18,457	$18,192
Professional services	6,971	2,768
Deferred rent	6,314	6,687
Sales and income taxes	5,083	1,473
Other	2,805	9,403

	$39,630	$38,523

9.	Restructuring and Excess Facilities

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2008, the Company revised its estimates related to its excess facilities accrual and recorded an additional $38,000 liability.

At December 31, 2008, the Company had $2.0 million accrued for excess facilities, which is payable through 2010. This accrual includes minimum lease payments of $2.4 million and estimated operating expenses of $684,000 offset by estimated sublease income of $1.0 million. The facilities costs were estimated as of December 31, 2008. The Company reassesses this estimated liability each period based on current real estate market conditions. Most of the Company’s excess facilities have been subleased at rates below those the Company is required to pay under its lease agreements. The estimate of excess facilities costs could differ from actual results and such differences could result in additional charges or credits that could materially affect the Company’s consolidated financial condition and results of operations.

The excess facilities charges have had a material impact on the Company’s consolidated results of operations and will require additional cash payments in future periods. The following table summarizes the estimated payments, net of estimated sublease income and the impact of discounting, associated with these charges (in thousands):

Excess
Years Ending December 31,	Facilities

2009	$1,080
2010	936

$2,016

The following table summarizes the activity in the restructuring and excess facilities accrual (in thousands):

Non-Cancelable
Lease
Commitments
and Other

Balance at December 31, 2006	$8,696
Restructuring and excess facilities charges	148
Cash payments and other	(5,210)

Balance at December 31, 2007	3,634
Restructuring and excess facilities charges	38
Cash payments and other	(1,656)

Balance at December 31, 2008	$2,016

10.	Bank Borrowings

The Company has a line of credit agreement with a financial institution that provides for borrowings up to $7.0 million until July 31, 2009. The line of credit agreement provides that any borrowings thereunder will be secured by cash and cash equivalents and short-term investments. The line of credit bears interest at the lower of 1% below the bank’s prime rate, which was 3.25% at December 31, 2008, or 1.5% above LIBOR in effect on the first day of the term. The line of credit primarily serves as collateral for letters of credit required by facilities leases. There are no financial covenant requirements associated with the line of credit. At December 31, 2008 and 2007, there were no borrowings under this line of credit agreement.

11.	Guarantees

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company generally warrants that its software products will perform in all material respects in accordance with the Company’s standard published specifications in effect at the time of delivery of the licensed products to the customer. Additionally, the Company warrants that its support and services will be performed consistent with generally accepted industry standards. If necessary, the Company would provide for the estimated cost of product and service warranties based on specific warranty claims and claim history. The Company has not incurred significant expense under its product or services warranties. As of December 31, 2008 and 2007, the Company does not have or require an accrual for product or service warranties.

The Company may, at its discretion and in the ordinary course of business, subcontract the performance of any of its services. Accordingly, the Company enters into standard indemnification agreements with its customers, whereby customers are indemnified for acts of the Company’s subcontractors. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company has general and umbrella insurance policies that enable it to recover a portion of any amounts paid. The Company has not incurred significant costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is not significant. Accordingly, the Company has no liabilities recorded for these agreements at December 31, 2008 and 2007.

12.	Commitments and Contingencies

Contractual Obligations

The Company leases its main office facilities in San Jose, California and various sales offices in North America, Europe and Asia Pacific under non-cancelable operating leases, which expire at various times through July 2016. In 2007, the Company entered into a lease for a new headquarters facility in San Jose, California, consisting of approximately 110,000 square feet. The lease commenced on August 1, 2007 and will expire on July 31, 2014. The Company will have an option to renew this lease for a term of five years on the same terms and conditions set forth in this lease. Rent expense for 2008, 2007 and 2006 was $6.2 million, $9.3 million and $10.2 million, respectively.

Future minimum lease payments under non-cancelable operating leases, as of December 31, 2008, are as follows (in thousands):

			Future
Years Ending	Occupied	Excess	Lease
December 31,	Facilities	Facilities	Payments

2009	$6,480	$1,310	$7,790
2010	5,518	1,049	6,567
2011	4,929	—	4,929
2012	3,848	—	3,848
2013	3,951	—	3,951
After 2013	3,880	—	3,880

	$28,606	$2,359	$30,965

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of these future minimum lease payments, the Company has accrued $2.0 million in the restructuring and excess facilities accrual at December 31, 2008. This accrual also included estimated operating expenses of $684,000 and was net of estimated sublease income of $1.0 million.

At December 31, 2008, the Company had $3.0 million outstanding under standby letters of credit with financial institutions, which are secured by cash and cash equivalents and investments. These letter of credit agreements are associated with the Company’s operating lease commitments for its facilities and expire at various times through 2016.

Litigation

Beginning in 2001, the Company and certain of its officers and directors and certain investment banking firms were named as defendants in a securities class action lawsuit brought in the Southern District of New York. This case is one of several hundred similar cases that have been consolidated into a single action in that court. The case alleges misstatements and omissions concerning underwriting practices in connection with the Company’s public offerings. The plaintiff seeks damages in an unspecified amount. In October 2002, the Company’s officers were dismissed without prejudice as defendants in the lawsuit. In February 2003, the District Court denied a motion to dismiss by all parties. Although the Company believes that the plaintiffs’ claims have no merit, in July 2003, the Company decided to participate in a proposed settlement to avoid the cost and distraction of continued litigation. A settlement proposal was preliminarily approved by the District Court. However, in December 2006, the Court of Appeals reversed the District Court’s finding that six focus cases could be certified as class actions. In April 2007, the Court of Appeals denied the plaintiffs’ petition for rehearing, but acknowledged that the District Court might certify a more limited class. At a June 2007 status conference, the District Court terminated the proposed settlement as stipulated among the parties. In August 2007, plaintiffs filed an amended complaint in the six focus cases to test the sufficiency of their allegations. On September 27, 2007, plaintiffs filed a motion for class certification in the six focus cases, which was withdrawn on October 10, 2008. In November 2007, defendants in the focus cases filed a motion to dismiss the complaint for failure to state a claim, which the District Court denied in March 2008. Plaintiffs, the issuer defendants (including the Company), the underwriter defendants, and the insurance carriers for the defendants, have engaged in mediation and settlement negotiations. The parties have reached a settlement agreement in principle. As part of this tentative settlement, the Company’s insurance carrier has agreed to assume the Company’s entire payment obligation under the terms of the settlement. Although the parties have reached a tentative settlement agreement, there can be no guarantee that it will be finalized or receive approval from the District Court. If the tentative settlement is not implemented and the litigation continues against the Company, the Company would continue to defend itself vigorously. Any liability the Company incurs in connection with this lawsuit could materially harm its business and financial position and, even if it defends itself successfully, there is a risk that management’s distraction in dealing with this lawsuit could harm its results. In addition, in October 2007, a lawsuit was filed in the United States District Court for the Western District of Washington by Vanessa Simmonds, captioned Simmonds v. Bank of America Corp., No. 07-1585, alleging that the underwriters of the Company’s initial public offering violated section 16(b) of the Securities Exchange Act of 1934, 15 U.S.C. section 78p(b), by engaging in short-swing trades, and seeks disgorgement to the Company of profits in amounts to be proven at trial from the underwriters. In February 2008, Ms. Simmonds filed an amended complaint. The suit names the Company as a nominal defendant, contains no claims against the Company, and seeks no relief from the Company. This lawsuit is one of more than fifty similar actions filed in the same court. On July 25, 2008, the underwriter defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. In addition, certain issuer defendants in the various actions filed a joint motion to dismiss the complaints for failure to state a claim. The parties entered into a stipulation, entered as an order by the Court that the Company is not required to answer or otherwise respond to the amended complaint. Accordingly, the Company did not join the motion to dismiss filed by certain issuers. There was a hearing on the motions to dismiss on January 16, 2009. On March 12, 2009, the court dismissed the complaint in this lawsuit with prejudice. The deadline for Ms. Simmonds to appeal the court’s dismissal order is April 13, 2009.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Preferred Stock

The Company is authorized to issue 5.0 million shares of preferred stock with a par value of $0.001 per share. Preferred stock may be issued from time-to-time in one or more series. The Board of Directors is authorized to provide for the rights, preferences, privileges and restrictions of the shares of such series. As of December 31, 2008, no shares of preferred stock had been issued.

Common Stock

The Company has authorized 125.0 million shares of common stock with a par value of $0.001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the rights of holders of all classes of stock having priority rights as to dividends. No cash dividends have been declared or paid through December 31, 2008.

14.	Employee Benefit Plans and Stock-Based Compensation

At December 31, 2008, the Company has an employee stock purchase plan, a 401(k) plan and six stock option plans.

Employee Stock Purchase Plan

The Company adopted the 1999 Employee Stock Purchase Plan (“ESPP”) and reserved 300,000 shares of common stock for issuance thereunder in September 1999, and amended and restated this plan in June 2008. Each January 1, the aggregate number of shares reserved for issuance under the ESPP will increase automatically by a number of shares equal to 1% of the Company’s outstanding shares on December 31 of the preceding year. Prior to the amendment and restatement of the ESPP, the aggregate number of shares reserved for issuance under the ESPP could not exceed 3.0 million shares. This limit was increased to 6.0 million shares as a result of the amendment and restatement of the ESPP in June 2008. Employees generally are eligible to participate in the ESPP if they are employed by the Company for more than 20 hours per week and more than five months in a calendar year and are not 5% stockholders of the Company. Under the ESPP, eligible employees may select a rate of payroll deduction between 1% and 15% of their cash compensation subject to certain maximum purchase limitations. Each offering period is six months. Offering periods and purchase periods begin on May 1 and November 1 of each year. The price at which the common stock is purchased under the ESPP is 85% of the lesser of the fair market value of the Company’s common stock on the first day of the applicable offering period or on the last day of that purchase period. Approximately 89,000, 91,000 and 195,000 shares of common stock were issued under the 1999 ESPP in 2008, 2007 and 2006, respectively, at an average price of $9.57, $10.80 and $8.30 per share in 2008, 2007 and 2006, respectively.

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

1999 Equity Incentive Plan

In September 1999, the Company adopted and stockholders approved the 1999 Equity Incentive Plan. The 1999 Equity Incentive Plan permitted the award of stock options, restricted stock, restricted stock units and stock bonuses. As a result of the stockholder approval of the 2008 Equity Incentive Plan in June 2008, the Company no longer awards stock options, restricted stock, restricted stock units and stock bonuses under the 1999 Equity Incentive Plan and all of the shares of common stock that were available for issuance and not subject to outstanding awards under the 1999 Equity Incentive Plans when the 2008 Equity Incentive Plan became effective are available for issuance under the 2008 Equity Incentive Plan. Accordingly, there were no shares authorized and available for new grants under the 1999 Equity Incentive Plan at December 31, 2008. Options granted under the 1999 Equity Incentive Plan may be either incentive stock options or nonqualified stock options. Incentive stock options may be granted only to Company employees (including officers and directors who are also employees). Non-qualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company.

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

Members of the Board of Directors, who are not employees of the Company, or any parent, subsidiary or affiliate of the Company, were eligible to participate in the 1999 Equity Incentive Plan prior to June 5, 2008. Such option grants under the 1999 Equity Incentive Plan are automatic and nondiscretionary, and the exercise price of the options must be 100% of the fair market value of the common stock on the date of grant. Each eligible director was initially granted an option to purchase 10,000 shares on the date of election to the Board of Directors. Immediately following each annual meeting of the Company’s stockholders prior to the 2008 Annual Meeting of Stockholders, each eligible director was automatically granted an additional option to purchase 10,000 shares if such director has served continuously as a member of the Board of Directors since the date of such director’s initial grant or, if such director was ineligible to receive an initial grant. The term of such options is ten years, provided that they will terminate three months following the date the director ceases to be a director of the Company (12 months if the termination is due to death or disability). All options granted to directors under the 1999 Equity Incentive Plan vest 100% on the date of grant.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Stock Incentive Plan

In May 2000, the Company adopted the 2000 Stock Incentive Plan. The 2000 Stock Incentive Plan permitted the award of stock options, restricted stock and restricted stock units. As a result of the stockholder approval of the 2008 Equity Incentive Plan in June 2008, the Company no longer awards stock options, restricted stock and restricted stock units under the 2000 Stock Incentive Plan and all of the shares of common stock that were available for issuance and not subject to outstanding awards under the 2000 Stock Incentive Plans when the 2008 Equity Incentive Plan became effective are available for issuance under the 2008 Equity Incentive Plan. Accordingly, there were no shares authorized and available for new grants under the 2000 Plan at December 31, 2008. Only nonqualified stock options may be granted under the 2000 Stock Incentive Plan. Nonqualified stock options may be granted to employees, officers, directors, consultants, independent contractors and advisors of the Company. Awards granted to officers of the Company may not exceed the aggregate of 40% of all shares that are reserved for grant. Awards granted as restricted stock to officers of the Company may not exceed the aggregate of 40% of all shares that are granted as restricted stock.

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

2008 Equity Incentive Plan

In June 2008, the Company’s stockholders approved the 2008 Equity Incentive Plan. The aggregate number of shares of common stock reserved for issuance under the 2008 Equity Incentive Plan equaled 2.5 million shares, plus any shares remaining available for grant under the 1999 Equity Incentive Plan and 2000 Stock Incentive Plan, and any shares subject to awards granted under such plans that are cancelled, forfeited, settled in cash or that expire by their terms, including shares subject to awards granted under such plans that are outstanding on the date the 2008 Equity Incentive Plan becomes effective. There were a total of 3.5 million shares authorized and available for new grants under the 2008 Equity Incentive Plan at December 31, 2008. The 2008 Equity Incentive Plan permits the granting of nonqualified and incentive stock options, restricted stock awards, stock bonus awards, stock appreciation rights, restricted stock units, and performance shares to employees (including employee directors and officers), consultants, advisors, independent contractors and non-employee directors, provided they render services to Interwoven. Stock options will have a term no longer than ten years, except in the case of incentive stock options granted to holders of more than 10% of the Company’s voting power, which will have a term no longer than five years. Stock appreciation rights will have a term no longer than ten years. Stock options and stock appreciation rights must be granted at 100% of fair market value under the 2008 Equity Incentive Plan. The stock options and restricted stock units will generally vest over four years based on continued service. The Compensation Committee of the Board of Directors has the discretion to use a different vesting schedule when each award is granted.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based compensation expense

The following table summarizes the stock-based compensation expense for stock options, restricted stock units and purchases under the ESPP that the Company recorded in accordance with SFAS No. 123R for the year ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cost of revenues	$1,346	$683	$672
Sales and marketing	3,616	1,933	1,327
Research and development	1,853	982	968
General and administrative	3,291	1,477	484

	$10,106	$5,075	$3,451

Prior to the adoption of SFAS No. 123R, the Company presented deferred stock-based compensation as a separate component of stockholders’ equity. In accordance with the provisions of SFAS No. 123R, on January 1, 2006, the Company reclassified the remaining unamortized balance in deferred stock-based compensation to additional paid-in capital on the consolidated balance sheet. The Company amortizes stock-based compensation for stock options and restricted stock units granted, on a straight-line basis over the requisite service (vesting) period.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option is estimated on the date of grant using the Black-Scholes option valuation method, with the following assumptions:

	Years Ended December 31,
	2008	2007	2006

Expected life from grant date of option (in years)	1.63 - 3.25	3.25	3.25
Risk-free interest rate	1.1% - 3.3%	3.4% - 5.0%	4.4% - 5.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	33.5% - 44.3%	34.3% - 37.2%	39.7% - 59.5%
Weighted average expected volatility	36.3%	36.4%	46.0%

The fair value of each stock purchase right granted under the ESPP is estimated using the Black-Scholes option valuation method, using the following assumptions:

	Years Ended December 31,
	2008	2007	2006

Expected life from grant date of ESPP (in years)	0.5	0.5	0.5
Risk-free interest rate	0.3% - 1.2%	5.1%	4.9% - 5.1%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	46.9% - 61.3%	29.4% - 33.5%	29.8% - 33.9%
Weighted average expected volatility	54.9%	31.4%	31.4%

Stock Option and Restricted Stock Units Activities

A summary of stock option activity under the Company’s stock-based compensation plans is presented below (in thousands except per share amounts and remaining contractual term):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual-	Intrinsic
	Shares	Price	Term	Value

Outstanding at January 1, 2008	6,585	$15.81
Granted	1,166	10.32
Exercised	(796)	7.81
Forfeited	(220)	11.40
Expired	(138)	45.25

Outstanding at December 31, 2008	6,597	$15.36	5.65	$15,267

Exercisable at December 31, 2008	4,659	$17.00	5.02	$11,314

Vested and expected to vest at December 31, 2008	6,371	$15.49	5.59	$14,825

The estimated weighted average fair value of options granted under the stock option plans during 2008, 2007 and 2006 was $5.59, $4.65 and $3.94 per share, respectively. The total fair value of options vested during 2008, 2007 and 2006 was $2.9 million, $2.7 million and $2.6 million, respectively. As of December 31, 2008, there was $14.8 million of unrecognized compensation expense related to unvested stock options which the Company will amortize to expense in the future. Total unrecognized stock-based compensation expense will be adjusted for future changes in estimated forfeitures. The Company expects to recognize stock-based compensation expense related to options over a weighted average period of 2.5 years.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intrinsic value of exercised stock options is calculated based on the difference between the exercise price and the quoted market price of the Company’s common stock as of the close of the exercise date. The total intrinsic value of options exercised during 2008, 2007 and 2006 was $4.5 million, $4.4 million and $7.4 million, respectively.

A summary of restricted stock units activity under the Company’s stock-based compensation plans is presented below (in thousands except per share amounts and remaining contractual term):

		Weighted-	Weighted
		Average	Average
		Grant Date	Remaining	Aggregate
		Fair Value/	Contractual-	Intrinsic
	Shares	Share	Term (Years)	Value

Outstanding at January 1, 2008	1,081	$11.88
Granted	250	12.99
Vested	(315)	13.02
Forfeited	(32)	11.37

Outstanding at December 31, 2008	984	$12.57	1.21	$12,392

Vested and expected to vest at December 31, 2008	873	$12.60	1.14	$10,998

The total fair value of restricted stock units vested during 2008 was $4.1 million. As of December 31, 2008, there was $6.8 million of unrecognized compensation expense related to unvested restricted stock units which the Company will amortize to expense in the future. Unrecognized expense will be adjusted for future changes in estimated forfeitures. The Company expects to recognize stock-based compensation expense related to restricted stock units over a weighted average period of 2.1 years.

The Company recorded $10.1 million, $5.1 million and $3.5 million, respectively, in stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006. Of the $10.1 million stock-based compensation expense recorded in 2008, $5.1 million was for stock options, $4.6 million for restricted stock units and $431,000 for the ESPP. Of the $5.1 million stock-based compensation expense recorded in 2007, $2.4 million was for stock options, $2.5 million for restricted stock units and $198,000 for the ESPP. Of the $3.5 million stock-based compensation expense recorded in 2006, $2.5 million was for stock options, $514,000 for restricted stock units and $461,000 for the ESPP.

The Company received $7.1 million each for the years ended December 31, 2008 and 2007 and $15.0 million for the year ended December 31, 2006 from option exercises under all stock-based payment arrangements and employee stock purchase plan. In addition, for the years ended December 31, 2008, 2007 and 2006, the Company recognized $1.1 million, $402,000 and $18,000 in income tax benefits related to the exercise of stock options, respectively.

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

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition of excess tax benefits related to stock option exercises. As part of this election, the Company has also elected to exclude indirect benefits of stock option exercises from equity and record these benefits in its tax provision.

401(k) Plan

The Company sponsors a defined contribution plan under Internal Revenue Service Code 401(k) (“401(k) Plan”). Most United States employees are eligible to participate following the start of their employment, at the beginning of each calendar month. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 25% of an employee’s contributions up to a maximum of $1,500 per year. Contributions made by the Company vest immediately upon contribution. For the years ended December 31, 2008, 2007 and 2006, the Company’s matching cash contribution was $601,000, $354,000 and $244,000, respectively.

15.	Interest Income and Other, Net

Interest income and other consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Interest income	$5,042	$8,718	$6,358
Interest expense	—	—	—
Foreign currency gain (loss)	(806)	147	132
Other	(223)	405	(166)

	$4,013	$9,270	$6,324

16.	Income Taxes

The components of income before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

United States	$32,060	$20,426	$6,612
Foreign	3,390	2,767	2,028

	$35,450	$23,193	$8,640

The provision (benefit) for income taxes is comprised of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$963	$2,564	$917
State	1,853	594	152
Foreign	2,099	1,180	1,134

	4,915	4,338	2,203

Deferred:
Federal	(1,878)	(3,870)	—
State	359	(812)	—
Foreign	7	(141)	—

	(1,512)	(4,823)	—

	$3,403	$(485)	$2,203

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Income tax provision at federal statutory rate	$12,408	$8,117	$2,938
State taxes, net of federal tax benefits	1,856	594	163
Amortization of stock-based compensation	428	181	360
Goodwill	284	1,498	690
Net operating losses utilized	(12,092)	(8,885)	(2,379)
Alternative minimum tax	691	508	—
Changes in valuation allowance	(1,514)	(3,280)	104
Other	1,342	782	327

	$3,403	$(485)	$2,203

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

	December 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$14,277	$26,242
Restructuring and excess facilities charges	795	1,422
Accrued liabilities and allowances	5,489	4,421
Tax credit carryforwards	9,924	7,668
Depreciation and amortization	12,521	13,327
Stock-based compensation	3,710	2,736
Valuation allowance	(29,970)	(46,031)

	16,746	9,785
Deferred tax liabilities:
Non-deductible intangible assets	(5,632)	(1,036)
Deductible Goodwill	(993)	(141)

	$10,121	$8,608

As of December 31, 2008, the Company’s federal and California net operating loss carryforwards for income tax purposes and before FIN No. 48 reserves were approximately $119.0 million and $28.4 million, respectively. These carryforwards have not been audited by the relevant tax authorities and could be subject to adjustment on examination. If not utilized, the federal net operating loss carryforwards will begin to expire in 2020 and the California net operating loss carryforwards will begin to expire in 2011. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amount of net operating loss and credit carryforwards that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three-year period. The Company’s federal and California research tax credit carryforwards for income tax

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes are approximately $6.0 million and $2.7 million, respectively. If not utilized, the federal research tax credit carryforwards will begin to expire in 2011. The California research tax credits can be carried forward indefinitely.

During 2008, the Company assessed the need for a valuation allowance against the deferred tax assets and based on earnings history and projected future taxable income, management determined that it is more likely than not that the Company will be able to realize the benefit of an additional $1.5 million of its deferred tax assets. In 2007, the Company determined that it is more likely than not that the Company would be able to realize the benefit of approximately $8.6 million of its deferred tax assets. The release of valuation allowance during 2008 resulted in reductions to provision for income taxes and goodwill of $1.2 million and $284,000, respectively.

The deferred tax asset balances at December 31, 2008 and 2007 did not include excess tax benefits from stock option exercises. The amount excluded at December 31, 2008, and 2007 was $27.6 million and $26.9 million respectively. This $27.6 million of tax benefits associated with the stock option related deductions will be credited directly to shareholders’ equity upon ultimate realization.

On July 30, 2008, the Housing and Economic Recovery Act of 2008 was enacted. Under this law, companies can elect to accelerate a portion of their unused alternative minimum tax credit and credit for increased research activities in lieu of the 50-percent “bonus” depreciation enacted in February, 2008. The Company has analyzed and determined that it will not have any significant benefit from this election.

The California 2008-2009 Budget Bill (AB 1452), enacted on September 30, 2008, resulted in two temporary changes to the Company’s projected 2008 California income tax. First, the bill suspends the use of net operating loss carryovers for two years, fiscal years 2008 and 2009. Second, the bill limits the use of research and development credit carryovers to no more than 50% of the tax liability before credits. This change in California law resulted in an increase in the provision for income taxes in 2008 of approximately $596,000.

The Company has an unrecognized tax benefit of approximately $10.3 million as of December 31, 2008. The unrecognized tax benefit is exclusive of accrued interest and penalties. Of these unrecognized tax benefits, $5.3 million would reduce the effective tax rate upon recognition and $4.8 million of these unrecognized tax benefits could result in an adjustment to goodwill. The Company does not estimate that the unrecognized tax benefit will change significantly within the next twelve months. At December 31, 2007, The Company had an unrecognized tax benefit of approximately $2.9 million. Of these unrecognized tax benefits, $2.9 million would reduce the effective tax rate upon recognition. None of these unrecognized tax benefits would result in an adjustment to goodwill.

The Company continues its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company had $88,000 accrued for interest and had no accrued penalties as of December 31, 2008. For the year ended December 31, 2008, the Company recognized $36,000 in interest expense relating to unrecognized tax benefits as part of income tax expense.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is not currently under audit by Internal Revenue Service or state jurisdictions. The Company is subject to examination in various foreign jurisdictions, for which it believes it has established adequate reserves. The Company’s federal and state tax returns for the years 1995 through 2007 are open to examination by the Internal Revenue Service and various state tax authorities. The Company is subject to examination from tax authorities in the United Kingdom for the years 2006 through 2007.

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2008	2007

Beginning balance	$2,925	$2,608
Tax positions related to current year:
Additions	2,331	—
Reductions	—	(38)
Tax positions related to prior years:
Additions	5,167	355
Reductions	—	—
Settlements	—	—
Lapses in statutes of limitations	(135)	—

Ending balance	$10,288	$2,925

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

The following table presents geographic information (in thousands):

	Years Ended December 31,
	2008	2007	2006

Revenues:
United States	$156,834	$141,988	$128,171
United Kingdom	45,905	31,606	30,057
Other geographies	57,549	52,074	42,091

	$260,288	$225,668	$200,319

	December 31,
	2008	2007	2006

Long-lived assets (excluding goodwill):
United States	$14,075	$14,761	$3,083
International	1,463	1,486	1,732

	$15,538	$16,247	$4,815

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

	Years Ended December 31,
	2008	2007	2006

License	$96,027	$86,788	$75,678
Customer support	110,138	95,925	86,568
Consulting	49,521	37,905	33,382
Training	4,602	5,050	4,691

	$260,288	$225,668	$200,319

18.	Subsequent Events

On January 16, 2009, the Company announced workforce reductions of approximately 70 positions across all functions. The Company expects that the workforce reduction will be substantially completed by the end of the first quarter of 2009 and estimate that it will incur pre-tax restructuring charges from the workforce reduction of approximately $1.5 million to $2.0 million.

On January 22, 2009, the Company entered into a definitive agreement to be acquired by Autonomy Corporation plc. (“Autonomy”) in an all-cash transaction. Pursuant to the definitive agreement and subject to the terms and conditions set forth therein, Interwoven will be merged with and into a newly formed, wholly-owned subsidiary of Autonomy, with Interwoven surviving the merger as a wholly-owned subsidiary of Autonomy. Under the definitive agreement, the Company’s stockholders would be paid $16.20 in cash, without interest, for each share of Interwoven common stock. The completion of the pending merger remains subject to various closing conditions, including that the Company must have a specified minimum amount of cash, marketable securities and other eligible investments if the closing of the merger occurs before April 22, 2009.

On January 26, 2009, a putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company and its directors. The case is captioned City of Roseville Employees’ Retirement System, on behalf of itself and all others similarly situated v. Interwoven, Inc. et al., Case No. 4312- (“City of Roseville action”). On February 10, 2009, the plaintiff in the City of Roseville action filed a motion for preliminary injunction seeking to enjoin the stockholders’ vote and the proposed merger and a motion to expedite the proceedings. On February 5, 2009, a substantially similar putative class action lawsuit was filed in the Court of Chancery of the State of Delaware against the Company, its directors, Autonomy and Merger Sub. The case is captioned Newman, individually and on behalf of all others similarly situated v. Corey, et al., Case No. 4337- (“Newman action”). Also on February 5, 2009, the plaintiff in the Newman action filed a motion for preliminary injunction seeking to enjoin the stockholders’ vote and the proposed merger and a motion to expedite the proceedings. On February 9, 2009, another substantially similar putative class action lawsuit was filed in the Court of Chancery of the Sate of Delaware against the Company, its directors, Autonomy and Merger Sub. The case is captioned Stefanache, on behalf of himself and all others similarly situated v. Interwoven, Inc. et al., Case No. 4347- (“Stefanache action”). Also on February 9, 2009, the plaintiff in the Stefanache action filed a motion for preliminary injunction seeking to enjoin the stockholders’ vote and the proposed merger and a motion to expedite the proceedings. On February 12, 2009, another substantially similar putative class action lawsuit was filed in the Court of Chancery of the Sate of Delaware against the Company, its directors, Autonomy and Merger Sub. The case is captioned Police and Fire Retirement System of the City of Detroit, individually and behalf of all others similarly situated v. Interwoven, Inc. et al., Case No. 4362- (“City of Detroit action”). Each complaint purports to allege that, in connection with approving the proposed merger, the Company’s directors breached their fiduciary duties owed to Interwoven stockholders. The complaints further allege that, among other things, our directors engaged in self-dealing, failed to properly value Interwoven, disregarded alleged conflicts of interest, failed to provide certain information in the preliminary proxy statement, and that the merger was the product of a flawed process designed to ensure the sale to Autonomy and

INTERWOVEN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

subvert the interests of our stockholders. The complaints seek, among other things, certification of the actions as class actions, a declaration that the merger agreement was entered into in violation of the directors’ fiduciary duties, a direction requiring that the directors exercise their fiduciary duties to obtain a transaction that is in the best interests of Interwoven’s stockholders, an injunction precluding consummation of the merger, rescission of the merger or any of the terms thereof to the extent implemented, an award of costs, and other unspecified relief.

On February 24, 2009, the court entered an order consolidating all of those putative class action lawsuits under the heading In re Interwoven, Inc. Shareholders Litigation (Consolidated Civil Action No. 4362-VCL) (the “Shareholders Litigation”), and appointed lead plaintiffs and lead plaintiffs’ counsel. On February 26, 2009, the lead plaintiffs in the Shareholders Litigation filed a consolidated amended class action complaint (the “Amended Complaint”) against the defendants. The Amended Complaint purports to allege claims similar to those in each of the putative class actions previously filed. The Amended Complaint seeks, among other things, injunctive relief, and the plaintiffs have moved forward with the above-described motion for preliminary injunctive relief. The Court scheduled a hearing on plaintiffs’ motion for March 10, 2009.

On March 2, 2009, Interwoven reached an agreement in principle with the lead plaintiffs regarding the settlement of the Shareholders Litigation. In connection with the settlement contemplated by that agreement in principle, the lawsuits and all claims asserted therein will be dismissed and the pending preliminary injunction motion will be withdrawn. As part of the settlement, the defendants deny all allegations of wrongdoing. The terms of the settlement contemplated by that agreement in principle require that Interwoven make certain additional disclosures related to the proposed merger, which were made in the additional soliciting material filed with the Securities and Exchange Commission on March 3, 2009. The parties also agreed that plaintiffs may seek attorneys’ fees and costs up to and including the amount of $375,000, if such fees and costs are approved by the Court. There will be no other payment in connection with the proposed settlement. The agreement in principle further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including Court approval following notice to Interwoven’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the Court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the agreement in principle. If finally approved by the Court, the settlement will resolve all of the claims that were or could have been brought by or on behalf of the proposed settlement class in the actions being settled, including all claims relating to the proposed merger and any disclosure made in connection with the proposed merger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERWOVEN, INC.

By:	/s/ Joseph L. Cowan
Joseph L. Cowan
Chief Executive Officer

Date: March 13, 2009

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

Signature	Title	Date

/s/ Joseph L. Cowan Joseph L. Cowan	Chief Executive Officer	March 13, 2009

/s/ John E. Calonico, Jr. John E. Calonico, Jr.	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ Bob L. Corey Bob L. Corey	Chairman of the Board of Directors	March 13, 2009

/s/ Charles M. Boesenberg Charles M. Boesenberg	Director	March 13, 2009

/s/ Ronald E.F. Codd Ronald E.F. Codd	Director	March 13, 2009

/s/ Frank J. Fanzilli, Jr. Frank J. Fanzilli, Jr.	Director	March 13, 2009

/s/ Roger J. Sippl Roger J. Sippl	Director	March 13, 2009

/s/ Thomas L. Thomas Thomas L. Thomas	Director	March 13, 2009

EXHIBITS TO FORM 10-K ANNUAL REPORT
For the year ended December 31, 2008

			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

2.01		Agreement and Plan of Merger, dated October 17, 2007, by and among Registrant, Broadway Merger LLC, Optimost LLC and Mark Wachen, as representative	8-K	10/22/07	2.01
2.02		Agreement and Plan of Merger dated as of January 22, 2009 by and among Autonomy Corporation plc, Milan Acquisition Corp. and Interwoven, Inc.	8-K	1/22/09	2.01
2.03		Agreement and Plan of Merger, dated as of July 23, 2008, by and among Registrant, Presidio Acquisition Corp., Discovery Mining, Inc. and Charles R. Work, as Representative	8-K	7/25/08	2.01
3.01		Registrant’s Fourth Amended and Restated Certificate of Incorporation	S-8	11/19/03	4.08
3.02		Registrant’s Amended and Restated Bylaws	8-K	4/25/07	3.01
4.01		Form of Certificate for Registrant’s common stock	S-1	9/23/99	4.01
10	.01*	Form of Indemnity Agreement between Registrant and each of its directors and executive officers	10-K	12/14/07	10.01
10	.02*	1996 Stock Option Plan and related agreements	S-1	7/27/99	10.02
10	.03*	1998 Stock Option Plan and related agreements	S-1	7/27/99	10.03
10	.04*	1999 Equity Incentive Plan	10-Q	8/8/06	10.01
10	.05*	Forms of Option Agreements and Stock Option Exercise Agreements related to the 1999 Equity Incentive Plan	10-Q	8/8/06	10.02
10	.06*	1999 Employee Stock Purchase Plan, as amended and restated	8-K	5/6/08	10.03
10	.07*	Forms of Enrollment Form, Subscription Agreement, Notice of Withdrawal and Notice of Suspension related to the 1999 Employee Stock Purchase Plan	S-1/(A)	10/4/99	10.05
10	.08*	2000 Stock Incentive Plan	10-Q	8/8/06	10.03
10	.09*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2000 Stock Incentive Plan	10-Q	8/8/06	10.04
10	.10*	Forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement under iManage, Inc. 1997 Stock Option Plan	S-8	11/19/03	4.02
10	.11*	iManage, Inc. 2000 Non-Officer Stock Option Plan and related forms of stock option and option exercise agreements	S-8	11/19/03	4.03
10	.12*	2003 Acquisition Plan	S-8	11/19/03	4.07
10	.13*	Forms of Stock Option Agreement and Stock Option Exercise Agreements related to the 2003 Acquisition Plan	10-K	3/13/06	10.13
10	.14*	Form of Notice of Stock Option Acceleration and Share Restrictions	10-K	3/13/06	10.14
10	.15*	2008 Equity Incentive Plan	8-K	5/6/08	10.01
10	.16*	Forms of Equity Agreements Under the 2008 Equity Incentive Plan
10	.17*	Regional Prototype Profit Sharing Plan and Trust/Account Standard Plan Adoption Agreement AA #001	S-1	07/27/99	10.06

			Incorporated by Reference			Filed
Number		Exhibit Title	Form	Date	Number	Herewith

10	.18*	Employment Agreement between Registrant and Scipio M. Carnecchia	10-K	12/14/07	10.16
10	.19*	Employment Agreement between Registrant and John E. Calonico, Jr.	10-K	12/14/07	10.17
10	.20*	Offer Letter, dated March 16, 2007, between Registrant and Joseph L. Cowan	8-K	04/02/07	10.01
10	.21*	Resignation Agreement and General Release of Claims, dated August 20, 2008, between Registrant and David Nelson-Gal	10-Q	11/07/08	10.01
10	.22*	2008 Executive Officer Incentive Bonus Plan	10-Q	5/9/08	10.01
10	.23*†	Steven J. Martello 2008 Compensation Plan	10-Q	5/9/08	10.02
10.24		Lease, dated December 20, 2006, by and between Registrant and Silicon Valley CA-I, LLC	8-K	12/22/06	10.1
10.25		First Amendment to Lease, dated January 12, 2007, by and between Registrant and Silicon Valley CA-I, LLC	10-K	12/14/07	10.24
10.26		Office Lease for 303 East Wacker, Chicago, Illinois between 303 Wacker Realty LLC and iManage, Inc. dated March, 17, 2003	(1)	(1)	(1)
10.27		First Amendment to Lease dated November 12, 2003 between iManage, Inc. and 303 Wacker Realty LLC	10-K	03/15/05	10.27
10.28		Sublease between Hyperion Solutions Corporation and iManage, Inc. dated January 17, 2002	(2)	(2)	(2)
21.01		Subsidiaries of the Registrant				X
23.01		Consent of Independent Registered Public Accounting Firm				X
31.01		Rule 13a-14(a)/15d-15(a) certification of the Chief Executive Officer				X
31.02		Rule 13a-14(a)/15d-15(a) certification of the Chief Financial Officer				X
32.01		Section 1350 certification of Chief Executive Officer				X
32.02		Section 1350 certification of the Chief Financial Officer				X

(1)	Incorporated by reference to Exhibit 10.18 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 26, 2003.

(2)	Incorporated by reference to Exhibit 10.13 of the iManage, Inc. Annual Report Form 10-K filed with the Commission on March 29, 2002.

*	Management contract, compensatory plan or arrangement.

†	Confidential treatment has been requested with regard to certain portions of this document. Such portions were filed separately with the Commission.